Form 10QSB
period 1994-03-31
COMMUNITY NATIONAL BANCORPORATION
filed 1994-05-26
CIK 855386

SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, D.C. 20549
                  ---------------------------
                         FORM 10-QSB

(Mark One)

 X   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934
     For the quarterly period ended March 31, 1994.

                              OR

     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934
     For the transition period from               to

                  Commission File No. 33-31013-A

                COMMUNITY NATIONAL BANCORPORATION

(Exact name of small business issuer as specified in its charter)


        Georgia                           58-1856963
(State of Incorporation)   (I.R.S. Employer Identification No.)

600 E. Washington Avenue, P.O. Box 2619, Ashburn, Georgia 31714
     (Address of Principal Executive Offices)

                          (912) 567-9686
(Issuer's Telephone Number, Including Area Code)

                         Not Applicable

(Former Name, Former Address and Former Fiscal Year, if Changed
Since Last Report)

     Check whether the issuer (1) filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                    Yes  X            No

     APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date.

     Common stock, $5.00 par value per share, 353,417 shares issued and outstanding as of May 12, 1994.

                         (Page 1 of 13)
                    There Is No Exhibit Index
PART I - FINANCIAL INFORMATION

    Item 1.  Financial Statements

                     COMMUNITY NATIONAL BANCORPORATION
                             ASHBURN, GEORGIA
                        Consolidated Balance Sheets


                                 ASSETS

                                              March 31,        December 31,
                                                1994              1993
                                             (Unaudited)       (Unaudited)

Cash and due from banks                      $ 1,367,254      $ 1,402,123
Federal funds sold                             6,475,000        5,225,000
  Total cash and cash equivalents            $ 7,842,254      $ 6,627,123
Securities:
 Available for sale, at fair values            6,386,411        7,353,938
 Held to maturity (Fair value of
  $1,640,254 (3-31-94) and
  $1,691,727 (12-31-93)                        1,644,612        1,648,008
Loans, net                                    39,952,202       39,651,674
Property and equipment, net                    1,242,481        1,277,347
Other assets                                   1,039,745        1,072,721
Total Assets                                 $58,107,705      $57,630,811


                       LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
 Deposits
  Non-interest bearing deposits              $ 3,230,586      $ 3,619,337
  Interest bearing deposits                   49,979,482       49,083,411
    Total deposits                           $53,210,068      $52,702,748
Obligation under capital lease                   207,754          227,918
Other liabilities                                516,647          504,042
  Total liabilities                          $53,934,469      $53,434,708

Commitments and contingencies

Shareholders' Equity:
 Common stock, $5.00 par value,
  10,000,000 shares authorized,
  352,001 issued and outstanding             $ 1,760,005      $ 1,760,005
 Paid-in-capital                               1,705,823        1,705,823
 Retained earnings                               711,221          601,101
 Unrealized gain (loss) on securities, net        (3,813)         129,174
  Total Shareholders' Equity                   4,173,236      $ 4,196,103
Total liabilities and shareholders' equity   $58,107,705      $57,630,811

          Refer to notes to the consolidated financial statements.
                  COMMUNITY NATIONAL BANCORPORATION
                          ASHBURN, GEORGIA
              Unaudited Consolidated Statements of Income



                                                 For the quarter
                                                 Ended March 31,
                                                1994         1993

Interest income                              $1,198,060   $1,116,681
Interest expense                                497,804      511,793
Net interest margin                             700,256      604,888

Provision for possible loan losses              144,000       75,000

Net interest income after provision
 for possible loan losses                       556,256      529,888

Gain on sale of securities                      106,608       25,192
Other income                                     97,629       75,177
Total other income                              204,237      100,369

Salaries and benefits                           190,418      167,274
Other operating expenses                        273,200      205,985
Total operating expenses                        463,618      373,259

Net income (loss) before taxes                  296,875      256,998
Provision for income taxes                      124,372       82,975
Income after provision for income taxes         172,503      174,023

Net income after taxes                       $  172,503   $  174,023

Net Income Per Share                         $      .44   $      .44


Weighted average number
 of shares outstanding                          396,951      396,951













                Refer to notes to the financial statements.
                    COMMUNITY NATIONAL BANCORPORATION
                            ASHBURN, GEORGIA
              Unaudited Consolidated Statements of Cash Flows
                          for the quarter ended



                                                         March 31,
                                                    1994           1993

Cash flows from operating activities           $   380,619     $   259,581

Cash flows from investing activities:
  Funds from matured securities and paydowns     1,164,942     $   250,000
  Funds from sale of securities                  3,204,687       2,030,625
  Purchase of securities                        (3,507,809)       (131,643)
  (Increase) in loans, net                        (444,528)     (3,897,713)
  Purchase of property and equipment                (6,576)        (21,464)
Net cash used in investing activities          $   410,716     $(1,770,195)

Cash flows from financing activities:
  Increase in customer deposits                $   507,320     $ 3,345,847
  Payment of cash dividends                        (63,360)        (49,280)
  (Decrease) in lease obligations                  (20,164)        (17,479)
Net cash provided from financing activities    $   423,796     $ 3,279,088

Net increase in cash and cash equivalents $ 1,215,131 $ 1,768,474 Cash and cash equivalents,
 beginning of period                             6,627,123       3,134,224
Cash and cash equivalents, end of period       $ 7,842,254     $ 4,902,698





















                   Refer to notes to the financial statements.
                COMMUNITY NATIONAL BANCORPORATION
                         ASHBURN, GEORGIA
              Notes to financial statements (Unaudited)
                          March 31, 1994



Note 1 - Basis of Presentation

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 1994 are not necessarily indicative of the results that may be expected for the year ending December 31, 1994. For further information, refer to the financial statements and footnotes included in the Company's annual report on Form 10-KSB for the year ended December 31, 1993.


Note 2 - Organization of the Business

     Community National Bancorporation, Ashburn, Georgia (the "Company") was organized in August, 1989 to serve as a holding company for a proposed de novo bank, Community National Bank, Ashburn, Georgia (the "Bank"). The Bank was chartered and is currently regulated by the Office of the Comptroller of the Currency; its deposits are each insured up to $100,000, subject to aggregation rules, by the Federal Deposit Insurance Corporation. The Company purchased 100 percent of the Bank's shares by injecting $3.3 million into the Bank's capital accounts immediately prior to commencement of banking operations (August, 1990).


Note 3 - Summary of Significant Accounting Policies

     Basis of Presentation and Reclassification. The consolidated financial statements include the accounts of both the Company and the Bank. All intercompany accounts and transactions have been eliminated in consolidation. Certain prior year amounts have been reclassified to conform to the current year presentation.

     Basis of Accounting. The accounting and reporting policies of the Company conform to generally accepted accounting principles and to general practices in the banking industry. The Company uses
                COMMUNITY NATIONAL BANCORPORATION
                         ASHBURN, GEORGIA
              Notes to financial statements (Unaudited)
                          March 31, 1994



the accrual basis of accounting by recognizing revenues when they are earned and expenses in the period incurred, without regard to the time of receipt or payment of cash.

     Organizational Costs. In accordance with the Financial Accounting Standards Board ("FASB") Statement No. 7, the Company and the Bank capitalized all direct organizational costs that were incurred in the expectation that they would generate future revenues or otherwise be of benefit after the Bank opened for business. These capitalized costs are amortized over a sixty-month period using the straight line method.

     Investment Securities. In May, 1993, FASB issued Statement of Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS No. 115"), which the Company adopted as of December 31, 1993. SFAS No. 115 requires the reporting of certain securities at fair value except those securities which the Company has the positive intent and ability to hold to maturity. (Prior to the adoption of SFAS No. 115, all investment securities were carried at amortized cost). Management determines the appropriate classification of its investment securities at the time of purchase and accounts for them as follows:

(i) Held to maturity - The category of securities "held to maturity" are those investment securities that management has the intent to and the Company has the ability at the time of purchase to hold until maturity.
Securities in this category are carried at amortized cost, adjusted for accretion of discounts and amortization of premiums using the straight line method over the estimated life of each security. If a security has a decline in fair value below its amortized cost that is other than temporary, that security will be written down to its new cost basis by recording a loss in the consolidated statement of income.

(ii) Available for sale - Investment securities to be held for indefinite periods of time and not intended to be held to maturity are classified as "available for sale". Assets included in this category are those assets that management intends to use as part of its asset/liability management strategy and that may be sold
                COMMUNITY NATIONAL BANCORPORATION
                         ASHBURN, GEORGIA
              Notes to financial statements (Unaudited)
                          March 31, 1994


in response to changes in interest rates. Securities available for sale are recorded at fair value. Both unrealized holding gains and losses on securities available for sale, net of taxes, are included as a separate component of shareholders' equity in the consolidated balance sheet until these gains or losses are realized. The cost of investment securities sold is determined by the specific identification method. If a security has a decline in fair value that is other than temporary, that security will be written down to its fair value by recording a loss in the consolidated statement of income.

(iii) Trading securities - Securities that are held principally for the purpose of selling in the near future are classified as trading securities. These securities are recorded at fair value. Both unrealized gains and losses are included in the consolidated statement of income. The Company currently has no securities classified as trading securities.

     Loans, Interest and Fee Income on Loans. Loans are stated at the principal balance outstanding. Unearned discount, unamortized loan fees, if any, and the allowance for possible loan losses are deducted from total loans in the consolidated balance sheet. Interest income is recognized over the term of the loan based on the principal amount outstanding.

     Loans are generally placed on non-accrual status when principal or interest becomes ninety days past due, or when payment in full is not anticipated. When a loan is placed on non-accrual status, interest accrued but not received is generally reversed against interest income. If collectibility is in doubt, cash receipts on non-accrual loans are first applied to reduce principal rather than to principal and interest, as in accrual loans. Classification of a loan as non-accrual is not necessarily indicative of a potential loss of principal. Points on real estate loans are taken into income to the extent they represent the direct cost of initiating a loan. The amount in excess of direct costs is deferred and amortized over the expected life of the loan.

     Allowance for Possible Loan Losses. The provisions for loan losses charged to operating expenses reflect the amount deemed appropriate by management to establish an adequate reserve to meet the present and foreseeable risk characteristics of the current loan portfolio. Management's judgement is based on periodic evaluation of individual loans, the overall risk characteristics
                COMMUNITY NATIONAL BANCORPORATION
                         ASHBURN, GEORGIA
              Notes to financial statements (Unaudited)
                          March 31, 1994



of the various portfolio segments, past experience with losses and prevailing and anticipated economic conditions. Note, however, that ultimate losses may vary from the current estimates and any adjustments are charged against earnings in the periods in which they become known. Loans which are determined to be uncollectible are charged against the allowance. Provisions for loan losses and recoveries on loans previously charged-off are added to the allowance.

     Property and Equipment. Furniture, equipment and leasehold improvements are stated at cost, net of accumulated depreciation. Depreciation is computed using the straight line method over the estimated useful lives of the related assets. Maintenance and repairs are charged to operations, while major improvements are capitalized. Upon retirement, sale or other disposition of property and equipment, the cost and accumulated depreciation are eliminated from the accounts, and gains or losses are included in income from operations.

     Income Taxes. The Company and the Bank file consolidated income tax returns. The Company and the Bank adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS No. 109") to be effective for the calendar year ended December 31, 1993. SFAS No. 109 utilizes the asset and liability method of accounting for income taxes rather than the deferred method which was previously utilized under Accounting Principles Board Opinion 11. Under SFAS No. 109, deferred income taxes are recognized for the tax consequences of "temporary differences" by applying enacted statutory tax rates applicable to future years to differences between financial statement carrying amounts and the tax basis of existing assets and liabilities. The effect on deferred income taxes of a change in tax rates is recognized in income in the period including the enactment date.

     For years prior to 1993, the Bank and the Company used the deferred method of accounting for income taxes. Deferred federal and state income taxes were based on income and expenses reported in different periods for financial statement and income tax purposes at the then current statutory rate.

     Statement of Cash Flows. For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks and federal funds sold. Generally, federal funds are purchased or sold for one-day periods.
                COMMUNITY NATIONAL BANCORPORATION
                         ASHBURN, GEORGIA
              Notes to financial statements (Unaudited)
                          March 31, 1994



     Profit Sharing Plan. During 1992, the Company instituted a Profit Sharing Plan (the "Plan") which covers substantially all of its full time employees upon their completion of one year of service, provided they are at least twenty-one years old. The Board of Directors determines the amounts to be contributed to the Plan on an annual basis.

Earnings Per Share. Primary earnings per share are computed by dividing net earnings by the weighted average number of common stock and common stock equivalents outstanding during the year. The outstanding options and warrants are considered common stock equivalents. In the computation of primary earnings per share, however, a common stock equivalent is only used if its effect is dilutive.

Dividends. The Company paid $.18 and $.14 in dividends for each share of common stock, or $63,360 and $49,280 to all shareholders during the quarters ended March 31, 1994 and 1993, respectively. The declaration of future dividends is within the discretion of the Board of Directors and will depend, among other things, upon business conditions, earnings, the financial condition of the Bank and the Company, and regulatory requirements.
Item 2 - Management Discussion and Analysis of Financial Condition and Results of Operation.


Liquidity and sources of capital

     Community National Bancorporation (the "Company") was organized in August, 1989 and began banking operations through its wholly owned subsidiary, Community National Bank (the "Bank"), on August 6, 1990. During the period from April, 1989 (inception) to August 6, 1990, the Company was in the development stage and devoted most of its efforts to organizing, incorporating, planning, raising capital and recruiting personnel.

     On August 6, 1990 the subsidiary Bank was capitalized with a $3.3 million injection from the Company. By March 31, 1994, the Bank's capital had increased to $4.0 million through retained earnings. This level of capitalization, as measured by the Bank's primary regulator, the OCC, is adequate based on the following capital ratios and guidelines.


                            Bank's       Minimum required
                        March 31, 1994    by regulator
Leverage ratio                6.9%             4.0%
Risk weighted ratio          11.0%             8.0%

Total assets increased by $.5 million to $58.1 million during the three-month period ended March 31, 1994. The increase was generated solely through a $.5 million increase in deposits. The additional funds that were generated through growth were utilized to increase net loans by $300,000 and federal funds sold by $200,000. Over the same time period, securities were reduced by $1.0 million and the funds were utilized to increase federal funds sold. Consequently, federal funds sold, at $6.5 million, is relatively high. Management intends to shift funds from federal funds sold to securities when it believes that such action will be beneficial to the Bank.

Liquidity is the Company's ability to meet all deposit withdrawals immediately, while also providing for the credit needs of customers. The March 31, 1994 financial statements evidence a satisfactory liquidity position as total cash and cash equivalents amounted to $7.8 million, representing 13.5% of total assets. Investment securities amounted to $8.0 million, representing 13.8% of total assets; these securities provide a secondary source of liquidity since they can be converted into cash in a timely manner.
The subsidiary Bank is a member of the Federal Reserve System and is maintaining relationships with several correspondent banks and, thus, could obtain funds on short notice. The Company's management closely monitors and maintains appropriate levels of interest earning assets and interest bearing liabilities, so that maturities of assets are such that adequate funds are provided to meet customer withdrawals and loan demand. There are no trends, demands, commitments, events or uncertainties that will result in or are reasonably likely to result in the Company's liquidity increasing or decreasing in any material way.


Results of operations

     For the quarter ended March 31, 1994, net income amounted to $172,503 as compared to $174,023 for the same period one year earlier. Net income per share of $.44 is identical for the two time periods, above. Income for the quarters ended March 31, 1994 and 1993 remained virtually constant primarily due to the fact that the overall growth in assets from $57.1 million (03-31-93) to $58.1 million (03-31-94) slowed considerably. More specifically, the growth in loans, the highest yielding of all asset categories, from $38.3 million (03-31-93) to $40.0 million (03-31-94), at a 4.3%
rate, was not sufficient to produce additional income to cover increasing overhead expense. The majority of the growth in overhead expense, or $50,000, is a one-time payment to consultants.

Provision for loan losses for the three-month periods ended March 31, 1994 and 1993 amounted to $144,000 and $75,000, respectively. The provision for the three-month period ended March 31, 1994 was $69,000 higher than the provision for the same period one year earlier because management charged-off $68,401 in loans during the first quarter of 1994. The allowance for loan losses at March 31, 1994 amounted to $734,356, or 1.80 percent of total loans. At March 31, 1994, management considers the loan loss allowance appropriate and adequate to cover possible losses in the loan portfolio. However, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses or that additional provisions to the loan loss reserve account will not be required.

     The Company is not aware of any current recommendation by the regulatory authorities which, if they were to be implemented, would have a material effect on the Company's liquidity, capital resources, or results of operations.
PART II - OTHER INFORMATION

     Item 1. Legal Proceedings. There are no material pending legal proceedings to which the Company or the Bank is a party or of which any of their property is the subject.

     Item 2.  Changes in Securities.

     (a)  None.

     (b)  None.

     Item 3.  Defaults Upon Senior Securities.  None.

     Item 4. Submission of Matters to a Vote of Security Holders. No matter was been submitted to a vote of security-holders during the quarter ended March 31, 1994.

     Item 5.  Other Information.  None.


     Item 6.  Exhibits and Reports on Form 8-K.

     (a)  Exhibits -  None.

     (b) Reports on Form 8-K - There were no reports on Form 8-K filed during the quarter ended March 31, 1994.
                           SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                          COMMUNITY NATIONAL BANCORPORATION
                          (Registrant)


Date: May 12, 1994       BY:  /s/ Theron G. Reed
                             Theron G. Reed
                             President,
                             Principal Executive Officer and
                             Principal Financial Officer