Form 10QSB
period 1994-09-30
COMMUNITY NATIONAL BANCORPORATION
filed 1994-11-17
CIK 855386

SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, D.C. 20549
                  ---------------------------
                         FORM 10-QSB

(Mark One)

 X   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934
     For the quarterly period ended September 30, 1994.

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

591 E. Washington Avenue, P.O. Box 2619, Ashburn, Georgia 31714
     (Address of Principal Executive Offices)

                          (912) 567-9686
(Issuer's Telephone Number, Including Area Code)

600 E. Washington Avenue, P.O. Box 2619, Ashburn, Georgia 31714
(Former Name, Former Address and Former Fiscal Year, if Changed
Since Last Report)

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

     Common stock, $5.00 par value per share, 353,417 shares issued and outstanding as of November 10, 1994.

                         (Page 1 of 14)
                    There Is No Exhibit Index
PART I - FINANCIAL INFORMATION

    Item 1.  Financial Statements

                     COMMUNITY NATIONAL BANCORPORATION
                             ASHBURN, GEORGIA
                  Consolidated Balance Sheets (Unaudited)


                                 ASSETS

                                            September 30,     December 31,
                                                1994              1993

Cash and due from banks                      $ 1,190,572      $ 1,402,123
Federal funds sold                             2,200,000        5,225,000
  Total cash and cash equivalents            $ 3,390,572      $ 6,627,123
Securities:
 Available for sale, at fair values            7,828,690        7,353,938
 Held to maturity (Fair value of
  $1,518,614 (09-30-94) and
  $1,691,727 (12-31-93)                        1,537,706        1,648,008
Loans, net                                    42,484,193       39,651,674
Property and equipment, net                    1,193,688        1,277,347
Other assets                                   2,016,359        1,072,721
Total Assets                                 $58,451,208      $57,630,811


                       LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
 Deposits
  Non-interest bearing deposits              $ 2,997,305      $ 3,619,337
  Interest bearing deposits                   50,297,919       49,083,411
    Total deposits                           $53,295,224      $52,702,748
Obligation under capital lease                   166,767          227,918
Other liabilities                                618,887          504,042
  Total liabilities                          $54,080,878      $53,434,708

Commitments and contingencies

Shareholders' Equity:
 Common stock, $5.00 par value,
  10,000,000 shares authorized, 353,417
  (09-30-94) and 352,001 (12-31-93) shares
  issued and outstanding                     $ 1,767,085      $ 1,760,005
 Paid-in-capital                               1,712,903        1,705,823
 Retained earnings                               973,994          601,101
 Unrealized gain (loss) on securities, net       (83,652)         129,174
  Total Shareholders' Equity                   4,370,330      $ 4,196,103
Total liabilities and shareholders' equity   $58,451,208      $57,630,811

          Refer to notes to the consolidated financial statements.
                      COMMUNITY NATIONAL BANCORPORATION
                              ASHBURN, GEORGIA
                 Unaudited Consolidated Statements of Income
                          For the Nine Months Ended


                                              September 30,
                                            1994         1993

Interest income                        $3,503,512     $3,433,311
Interest expense                        1,538,394      1,614,537

Net interest margin                     1,965,118      1,818,774

Provisions for possible loan losses       304,000        259,607
  Net interest income after provisions
   for possible loan losses             1,661,118      1,559,167

Gain on sale of securities                106,608         25,192
Other income                              266,948        200,340
Total other income                        373,556        225,532

Salaries and benefits                     567,772        521,989
Other operating expenses                  740,982        627,564
 Total other expenses                   1,308,754      1,149,553

Net income before taxes                   725,920        635,146
Provision for income taxes                289,667        205,775

Net income after taxes                 $  436,253     $  429,371


Net income per share                   $     1.10     $     1.08

Weighted average number
 of shares outstanding                    397,927        396,511















                 Refer to notes to the financial statements.
                      COMMUNITY NATIONAL BANCORPORATION
                              ASHBURN, GEORGIA
                 Unaudited Consolidated Statements of Income
                            For the Three Months


                                           Ended September 30,
                                            1994         1993

Interest income                         $1,179,680    $1,145,109
Interest expense                           527,685       552,085

Net interest margin                        651,995       593,024

Provisions for possible loan losses         85,000        79,607
  Net interest income after provisions
   for possible loan losses                566,995       513,417

Other income                                87,773        60,264
Total other income                          87,773        60,264

Salaries and benefits                      189,773       184,492
Other operating expenses                   237,776       206,128
 Total other expenses                      427,549       390,620

Net income before taxes                    227,219       183,061
Provision for income taxes                 118,445        57,858

Net income after taxes                  $  108,774    $  125,203


Net income per share                    $      .27    $      .32


Weighted average number
 of shares outstanding                     397,297       396,951















                 Refer to notes to the financial statements.
                      COMMUNITY NATIONAL BANCORPORATION
                              ASHBURN, GEORGIA
               Unaudited Consolidated Statements of Cash Flows
                        for the three quarters ended



                                                     September 30,
                                                  1994             1993

Cash flows from operating activities      $  (182,699)        $    126,147

Cash flows from investing activities:
  Funds from maturing or
   amortising securities                    3,164,942         $  1,574,256
  Funds from sale of securities             3,204,687            2,030,625
  Purchase of securities                   (6,714,260)            (131,643)
  (Increase) in loans, net                 (3,136,519)          (6,170,306)
  Purchase of property and equipment          (40,667)             (33,593)
    Net cash used in investing activities $(3,521,817)        $ (2,730,661)

Cash flows from financing activities:
  Increase in customer deposits           $   592,476         $  3,538,480
  Payment of cash dividends                   (63,360)             (49,280)
  (Decrease) in lease obligations             (61,151)             (56,085)
   Net cash provided
     from financing activities            $   467,965         $  3,433,115

Net increase in cash and cash equivalents $(3,236,551)        $    828,601
Cash and cash equivalents,
 beginning of period                        6,627,123            3,134,224
Cash and cash equivalents, end of period  $ 3,390,572         $  3,962,825



















                 Refer to notes to the financial statements
                COMMUNITY NATIONAL BANCORPORATION
                         ASHBURN, GEORGIA
              Notes to financial statements (Unaudited)
                          September 30, 1994



Note 1 - Basis of Presentation

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 1994 are not necessarily indicative of the results that may be expected for the year ending December 31, 1994.
For further information, refer to the financial statements and footnotes included in the Company's annual report on Form 10-KSB for the year ended December 31, 1993.


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

     Basis of Accounting. The accounting and reporting policies of the Company conform to generally accepted accounting principles and to general practices in the banking industry. The Company uses
                COMMUNITY NATIONAL BANCORPORATION
                         ASHBURN, GEORGIA
              Notes to financial statements (Unaudited)
                          September 30, 1994



the accrual basis of accounting by recognizing revenues when they are earned and expenses in the period incurred, without regard to the time of receipt or payment of cash.

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

(ii) Available for sale - Investment securities to be held for indefinite periods of time and not intended to be held to maturity are classified as "available for sale". Assets included in this category are those assets that management intends to use as part of its asset/liability management strategy and that may be sold
                COMMUNITY NATIONAL BANCORPORATION
                         ASHBURN, GEORGIA
              Notes to financial statements (Unaudited)
                          September 30, 1994


in response to changes in interest rates. Securities available for sale are recorded at fair value. Both unrealized holding gains and losses on securities available for sale, net of taxes, are included as a separate component of shareholders' equity in the consolidated balance sheet until these gains or losses are realized. The cost of investment securities sold is determined by the specific identification method. If a security has a decline in fair value that is other than temporary, that security will be written down to its fair value by recording a loss in the consolidated statement of income.

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

     Allowance for Possible Loan Losses. The provisions for loan losses charged to operating expenses reflect the amount deemed appropriate by management to establish an adequate reserve to meet the present and foreseeable risk characteristics of the current loan portfolio. Management's judgement is based on periodic
                COMMUNITY NATIONAL BANCORPORATION
                         ASHBURN, GEORGIA
              Notes to financial statements (Unaudited)
                          September 30, 1994



evaluation of individual loans, the overall risk characteristics of the various portfolio segments, past experience with losses and prevailing and anticipated economic conditions. Note, however, that ultimate losses may vary from the current estimates and any adjustments are charged against earnings in the periods in which they become known. Loans which are determined to be uncollectible are charged against the allowance. Provisions for loan losses and recoveries on loans previously charged-off are added to the allowance.

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

     Statement of Cash Flows. For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks and federal funds sold. Generally, federal funds are purchased or sold for one-day periods.
                COMMUNITY NATIONAL BANCORPORATION
                         ASHBURN, GEORGIA
              Notes to financial statements (Unaudited)
                          September 30, 1994



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

     Dividends. The Company paid $.18 and $.14 in dividends for each share of common stock, or $63,360 and $49,280 to all shareholders during the nine-month periods ended September 30, 1994 and 1993, respectively. No other dividends have been declared.
The declaration of future dividends is within the discretion of the Board of Directors and will depend, among other things, upon business conditions, earnings, the financial condition of the Bank and the Company, and regulatory requirements.
Item 2 - Management Discussion and Analysis of Financial Condition and Results of Operation.

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

     On August 6, 1990 the subsidiary Bank was capitalized with a $3.3 million injection from the Company. By September 30, 1994, the Bank's capital had increased to $4.2 million through retained earnings. This level of capitalization, as measured by the Bank's primary regulator, the OCC, is adequate based on the following capital ratios and guidelines.

                            Bank's       Minimum required
                        Sept. 30, 1994    by regulator
Leverage ratio                7.3%             4.0%
Risk weighted ratio          10.7%             8.0%

     Total assets increased by $.8 million to $58.4 million during the nine-month period ended September 30, 1994. The increase was generated from higher deposits and profits. The additional funds that were generated through growth were utilized to expand the loan portfolio.

     Liquidity is the Company's ability to meet all deposit withdrawals immediately, while also providing for the credit needs of customers. The September 30, 1994 financial statements evidence a satisfactory liquidity position as total cash and cash equivalents amounted to $3.4 million, representing 5.8% of total assets. Investment securities amounted to $9.4 million, representing 16.0% of total assets; these securities provide a secondary source of liquidity since they can be converted into cash in a timely manner. The subsidiary Bank is a member of the Federal Reserve System and is maintaining relationships with several correspondent banks and, thus, could obtain funds on short notice. The Company's management closely monitors and maintains appropriate levels of interest earning assets and interest bearing liabilities, so that maturities of assets are such that adequate funds are provided to meet customer withdrawals and loan demand. There are no trends, demands, commitments, events or uncertainties that will result in or are reasonably likely to result in the Company's liquidity increasing or decreasing in any material way.
Results of Operations

     Net income for the nine months ended September 30, 1994 amounted to $436,253 or $1.10 per share. This compares with net income of $429,371 or $1.08 per share attained during the same nine-month period one year earlier. For the three-month periods ended September 30, 1994 and 1993, net income amounted to $108,774 and $125,203, respectively. Earnings per share for the above three-month periods amounted to $.27 and $.32, respectively. Although net income figures for 1994 and 1993 are virtually identical, their characteristics differ as follows:

a. Net interest income, which represents the difference between interest received on interest earning assets and interest paid on interest bearing liabilities, has increased from $1,818,774 for the nine months ended September 30, 1993 to $1,965,118 for the same period one year later, representing an increase of $146,344, or 8.1%.

b. Other income, which primarily includes service fees and overdraft charges increased from $225,532 during the nine months ended September 30, 1993 to $373,556 for the nine-month period ended September 30, 1994. This increase was attributed primarily to a higher service charge/fee structure. Additionally, gain on sales of securities was increased from $25,192 for the nine months ended September 30, 1993 to $106,608 for the same period one year later.

c. Total operating expenses increased from $1,149,553 for the nine months ended September 30, 1993 to $1,308,754 for the same period one year later. The increase of $159,201 in operating expenses is of concern to management. Management will monitor these expenses and take appropriate steps to control their growth. It is noted, however, that the level of operating expenses is within an acceptable range when compared to that of other banks of similar size and characteristics.

     At September 30, 1994 the allowance for loan losses amounted to $700,603, or 1.62 percent of gross loans. Management considers the allowance for loan losses to be adequate and sufficient to absorb possible future losses; however, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses or that additional provisions to the allowance will not be required.

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

     Item 2.  Changes in Securities.

     (a)  None.

     (b)  None.

     Item 3.  Defaults Upon Senior Securities.  None.

     Item 4. Submission of Matters to a Vote of Security Holders. No matter was been submitted to a vote of security-holders during the quarter ended September 30, 1994.

     Item 5.  Other Information.  None.


     Item 6.  Exhibits and Reports on Form 8-K.

     (a)  Exhibits -  None.

     (b) Reports on Form 8-K - There were no reports on Form 8-K filed during the quarter ended September 30, 1994.
                           SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                          COMMUNITY NATIONAL BANCORPORATION
                          (Registrant)


Date: November 10, 1994  BY:  /s/ Theron G. Reed
                             Theron G. Reed
                             President,
                             Principal Executive Officer and
                             Principal Financial Officer