Form 10QSB/A
period 1994-09-30
COMMUNITY NATIONAL BANCORPORATION
filed 1995-03-09
CIK 855386

SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, D.C. 20549
                  ---------------------------
                         FORM 10-QSB-A

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

     This report is hreby amended to include the Financial Data Schedule required under Item 601(b)(27) of regulation S-B.

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


Date: March 3, 1995  BY:  /s/ Theron G. Reed
                             Theron G. Reed
                             President,
                             Principal Executive Officer and
                             Principal Financial Officer