Form 10-K405
COMMUNITY NATIONAL BANCORPORATION
filed 1995-03-31
CIK 855386

U. S. SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                FORM 10-KSB

               Annual Report Pursuant to Section 13 or 15(d)
                  of the Securities Exchange Act of 1934
                For the Fiscal Year Ended December 31, 1994
                     Commission File Number 33-31013-A
                     COMMUNITY NATIONAL BANCORPORATION
                           A Georgia Corporation
               (IRS Employer Identification No. 58-1856963)
                    561 East Washington Avenue-Box 2619
                        Ashburn, Georgia 31714-2619
                              (912) 567-9686
              Securities Registered Pursuant to Section 12(b)
                  of the Securities Exchange Act of 1934:
                                  None

              Securities Registered Pursuant to Section 12(g)
                  of the Securities Exchange Act of 1934:

                                   None

Check whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                          Yes   X        No
Indicate by a check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-KSB or any amendment to this Form 10-KSB. [X]

The Registrant's revenues for the fiscal year ended December 31, 1994 were $5,171,142.

The aggregate market value of the Common Stock of the Registrant held by nonaffiliates of the Registrant on March 1, 1995, was $2,331,000. As of such date, no organized trading market existed for the Common Stock of the Registrant. The aggregate market value was computed by reference to the $10 price at which the Common Stock of the Registrant was sold in the initial public offering which was completed on December 14, 1990. For the purposes of this response, directors, officers and holders of 5% or more of the Registrant's Common Stock are considered the affiliates of the Registrant at that date.

The number of shares outstanding of the Registrant's Common Stock as of March 1, 1995: 353,417 shares of $5.00 par value Common
Stock.

Transitional Small Business Disclosure Format:
                        Yes            No   X

                    DOCUMENTS INCORPORATED BY REFERENCE
                                   None.
                                  PART I

Item 1.        Description of Business.

          A.   Business Development.

               Community National Bancorporation (hereinafter the "Company" or the "Registrant") was incorporated as a Georgia corporation on August 18, 1989, for the purpose of becoming a bank holding company owning 100% of the outstanding stock of Community National Bank (the "Bank"), a national banking association chartered under the laws of the United States. The Company received approvals to become a bank holding company from the Federal Reserve Bank of Atlanta on February 16, 1990, and from the Georgia Department of Banking and Finance (the "Department") on February 19, 1990. On December 14, 1990, the Company completed a public offering of its common stock pursuant to which it raised $3,520,010 from the sale of 352,001 shares of its common stock at $10.00 per share. The Company used substantially all of the proceeds of its public offering to purchase shares of capital stock of the Bank. The Bank received its permit to begin business from the Office of the Comptroller of the Currency (the "OCC") on August 6, 1990 and commenced business as a commercial bank on August 6, 1990. Since that date, the Bank has engaged in a general commercial banking business, emphasizing the banking needs of individuals, small to medium-sized business and agricultural enterprises in its primary service area. On April 3, 1992, the Bank acquired $11.3 million of deposits from the Resolution Trust Corporation as receiver for First Federal Savings Bank, Ashburn, Georgia.

          B.   Business.

          1.   Services Offered by the Bank.

               The Bank conducts a commercial banking business serving Turner County, Georgia. The Bank offers a full range of deposit services that are typically available in most banks and savings and loan associations, including checking accounts, NOW accounts, savings accounts and other deposits of various types, ranging from daily money market accounts to longer-term certificates of deposit. It also offers retirement accounts such as IRA's (Individual Retirement Accounts).

                The Bank also offers short to medium-term commercial, agricultural and personal loans. Commercial loans include both secured and unsecured loans for working capital (including inventory and receivables), business expansion (including acquisition of real estate and improvements), and purchase of equipment and machinery. The Bank also is qualified to participate in SBA (Small Business Administration) lending. Agricultural loans include secured and unsecured loans for row crop production including corn, soybeans, peanuts, cotton and other produce. Consumer loans include secured and unsecured loans for financing automobiles, home improvements, education and personal investments. The Bank also offers real estate construction and acquisition loans.

               Other services the Bank offers include safe deposit boxes, travelers' checks, direct deposit of payroll and social security checks, and automatic drafts for various accounts. The Bank is a member of the HONOR network of automated teller machines and offers its own credit cards.

               The Bank offers these services from its main office, located on approximately 3.3 acres located between Hudson Avenue and Washington Street, Ashburn, Turner County, Georgia, in a 9,500 square foot building constructed in 1991-1992.

          2.   Market Area and Competition.

               The Bank's primary service area includes all of Turner County, Georgia. The Bank also extends credit to qualified borrowers in the contiguous counties of Tift, Crisp and Worth. Turner County is located approximately 80 miles north of the Georgia-Florida state line, 165 miles south of Atlanta, 38 miles east of Albany, and 180 miles west of Savannah. The county is comprised of the cities of Ashburn, which is the county seat, Sycamore and Rebecca and covers an area of 293 square miles. In 1990, the population of Turner County was 10,498, representing a 10% growth from 1980. Assuming that this rate of growth continues in the 1990's, by the year 2000, the population of the primary service area is expected to surpass 11,400.

                Turner County's economy is dependent on
agriculture. Management of the Bank intends to continue to place a substantial portion of the Bank's assets in agricultural loans. This sector of the economy is healthy and remains the largest single force in the market. A large portion of the agricultural output produced in the county is peanuts. Golden Peanut Company is located in Ashburn and is the largest peanut shelling plant in the Southeast. Coley Farm Services, also headquartered on Ashburn, serves primarily as a peanut buying point for area farmers from three separate locations. Livestock is another important segment of the economy, with the county containing the largest stock yard in Georgia, Turner County Stock Yards. Turner County also contains light manufacturing, primarily in the apparel and textile sector. The major employer is M&W Sportswear. Other local manufacturing concerns include Duck Head Apparel, DCR Industries and Cornerstone Manufacturing.

                Management expects the moderate growth and recent commercial development experienced in Turner County, along Interstate 75 and in adjacent Tift County, to continue, providing a favorable environment for the Bank. However, there is no assurance that population growth and ongoing economic development will continue, or that the Bank will be able to exploit the growth and development profitably even if they continue.

                The Bank competes as a financial intermediary with other commercial banks, savings and loan associations, credit unions, mortgage banking companies, consumer finance companies, securities brokerage firms, insurance companies, money market mutual funds, and other financial institutions.

                During 1994, there was one other bank in the Bank's retail market area, Turner County. Management estimates that as of December 31, 1994, deposits in the county totaled $124,498,000 million with the Bank having approximately 45% of such deposits.

                Banks affiliated with out-of-state financial
institutions have entered Georgia in recent years to offer limited financial services, including lending and deposit gathering activities. Moreover, on March 16, 1994, the Georgia legislature adopted a reciprocal interstate banking law which will take effect on July 1, 1995. In essence, the new law permits bank holding companies headquartered in states outside of Georgia to acquire Georgia banks, provided that Georgia bank holding companies may
likewise make bank acquisitions in the reciprocal state.    In
addition, on September 29, 1994, the United States Congress adopted the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Riegle-Neal Act"). The Riegle-Neal Act provides phased-in authority for banking organizations to acquire banks across state lines and for the acquisition or establishment of interstate branches. Commencing September 29, 1995, the Riegle-Neal Act will permit an adequately capitalized and adequately managed bank holding company headquartered in a state outside of Georgia to acquire a Georgia bank without regard to whether such acquisition is permissible under Georgia law.

               In general terms, regional interstate banking laws, federal interstate banking initiatives currently being considered by the United States Congress, as well as other federal and state laws have and will continue to cause increased competition from both conventional banking institutions and other businesses offering financial services and products, within the financial services industry in Georgia. Many of the financial institutions operating in Georgia have substantially greater financial resources and offer certain services, such as trust services, that the Bank does not expect to provide in the near future. By virtue of the greater total capitalization of such institutions, they have substantially higher lending limits than the Bank and substantial advertising and promotional budgets. To compete, the Bank relies on specialized services, responsive handling of customer needs and personal contacts by officers, directors and staff.

          3.   Distribution of Assets, Liabilities and
               Shareholders' Equity; Interest Rates and Interest
               Differential.

               The following is a presentation of the average consolidated balance sheet of the Company for the year ended December 31, 1994 and for the year ended December 31, 1993. This presentation includes all major categories of interest-earning assets and interest-bearing liabilities:

                                    AVERAGE CONSOLIDATED ASSETS

                            Year Ended          Year Ended
                         December 31, 1994  December 31, 1993

Cash and due from banks       $1,294,966       $ 1,311,018

Interest bearing bank balances    49,589           200,000

Taxable securities             7,306,445         9,195,932

Non-taxable securities         1,526,311         1,418,525

Federal funds sold             4,429,384         3,093,836

Net Loans                    $40,580,530       $39,142,061

Total earning assets          53,892,259        53,050,354

Other assets                   2,760,819         2,392,116

Total assets                 $57,948,044       $56,753,488


























                     AVERAGE CONSOLIDATED LIABILITIES AND STOCKHOLDERS' EQUITY

                            Year Ended         Year Ended
                         December 31, 1994  December 31, 1993

Non interest bearing-deposits $2,961,590        $2,620,980

NOW and money market deposits 11,505,244         9,991,732

Savings Deposits               1,025,703           682,182

Time Deposits                 37,492,770        38,956,483

Borrowings (lease)               187,657           230,948

Other Liabilities                466,645           432,945

Total liabilities            $53,639,609       $52,915,270

Common Stock                   1,765,315         1,760,005

Capital surplus                1,711,133         1,705,823

Retained earnings                853,516           307,803

Unrealized gain/loss securities (21,529)            64,587

Total stockholders' equity     4,308,435         3,838,218

Total liabilities and
stockholders' equity         $57,948,044       $56,753,488

               The following is a presentation of an analysis of the net interest earnings of the Company for the periods indicated with respect to each major category of interest-
earning asset and each major category of interest-bearing liability.
 The Yield/Rate was
computed on a tax equivalent basis.

                                    Year Ended December 31, 1994

                           Average                    Average
Assets                     Amount        Interest   Yield/Rate
Interest bearing
bank balances.           $49,589         $1,711        3.45%

Taxable securities     7,306,445        402,677        5.51%

Non-taxable securities 1,526,311         67,613        6.67%

Federal funds sold     4,429,384        176,069        3.98%

Net loans           40,580,53(1)   4,075,413(2)       10.04%


Total earning assets $53,892,259     $4,723,483        8.76%

Liabilities
NOW and money market
deposits             $11,505,244       $364,068        3.16%

Savings deposits       1,025,703         33,292        3.25%

Time deposits         37,492,770      1,694,117        4.52%

Borrowings (lease)       187,657         14,324        7.63%

Total interest-
bearing              $50,311,374     $2,105,801        4.19%
liabilities

Interest spread                                        4.57%

Net interest income                  $2,617,682

Net yield on interest earning assets                                  4.86%


(1) Net loans include $81,311 in loans that were placed on non-accrual status. The Company would have earned an additional $6,119 had these loans accrued interest throughout 1994.

(2)  Interest earned on net loans includes $255,695 in loans and service fees.

                                    Year Ended December 31, 1993

                           Average                    Average
Assets                     Amount        Interest   Yield/Rate
Interest bearing
bank balances.          $200,000         $8,803        4.40%

Taxable securities     9,195,932        598,504        6.51%

Non-taxable securities 1,418,525         62,235        6.65%

Federal funds sold     3,093,836         91,210        2.95%

Net loans          39,142,061(1)   3,789,168(2)        9.68%


Total earning assets $53,050,354     $4,549,920        8.58%

Liabilities
NOW and money market
deposits              $9,991,732       $325,405        3.26%

Savings deposits         682,182         23,056        3.38%

Time deposits         38,956,483      1,772,676        4.55%

Borrowings (lease)       230,948          8,379        3.63%


Total interest-bearing
liabilities          $49,861,345     $2,129,516        4.27%

Interest spread                                        4.31%

Net interest income                  $2,420,404

Net yield on interest earning assets                                   4.56%

(1) Net loans include $398,192 in loans that were placed on non-accrual status. The Company would have earned an additional $33,659 had these loans accrued interest throughout
     1993.

(2)  Interest earned on net loans includes $220,768 in loan fees and
 service   fees.


          4.   Rate/Volume Analysis of Net Interest Income.

               The effect on interest income, interest expense and net income in the periods indicated of changes in average balance and rate from the corresponding prior period is shown below.
The effect of a change in average balance has been determined by applying the average rate
in the earlier period to the change in average balance in the later period, as compared
with the earlier period.  The change in interest due to both volume and rate has been
allocated to volume and rate changes in proportion to the relationship of the absolute
dollar amounts of the change in each.

                                    Year Ended December 31, 1994
                             Compared with Year Ended December 31, 1993
                                    Increase (decrease) due to:

                           Volume      Rate            Total

Interest earned on:

Interest bearing bank balances
                        $(5,510)   $(1,582)        $(7,092)

Taxable securities     (112,055)   (83,772)       (195,827)

Non-taxable securities
                           5,173        205           5,378

Federal funds sold        46,914     37,945          84,859

Net loans               $142,271   $143,974        $286,245


Total Interest Income
                         $76,793    $96,770        $173,563

Interest paid on:

NOW and money market
deposits                 $48,481   $(9,818)         $38,663

Savings deposits          11,083      (847)          10,236

Time deposits           (66,831)   (11,728)        (78,559)

Borrowings               (1,218)      7,163           5,945


Total Interest Expense
                        $(8,485)  $(15,230)       $(23,715)

Change in net
interest income          $85,278   $112,000        $197,278

                    Year Ended December 31, 1993
                             Compared with Year Ended December 31, 1992
                                    Increase (decrease) due to:

                           Volume      Rate            Total

Interest earned on:

Interest bearing bank balances
                            $0       $(2,832)       $(2,832)

Taxable securities     (1,230)      (184,922)      (186,152)

Non-taxable securities  41,828          1,136         42,964

Federal funds sold         735       (21,563)       (20,828)

Net loans              846,803      (227,600)       619,203


Total Interest Income
                      $888,136     $(435,781)      $452,355

Interest paid on:

NOW and money market
deposits               $29,421      $(21,270)       $ 8,151

Savings deposits         1,867        (1,394)            473

Time deposits          360,500      (539,999)      (179,499)

Borrowings             (3,072)        (7,689)       (10,761)


Total Interest Expense$388,716     $(570,352)     $(181,636)

Change in net
interest income       $499,420       $134,571       $633,991

          5.   Deposits Analysis.

               The Bank offers a full range of interest-bearing and non-interest bearing accounts, including commercial and retail checking accounts, negotiable order of withdrawal ("NOW") accounts, individual retirement accounts, regular interest-bearing savings accounts and certificates of deposit with a range of maturity date options. The sources of deposits are residents, businesses and employees of businesses within the Bank's market area. Customers are obtained through the personal solicitation of the Bank's officers and directors, direct mail solicitation of the Bank's officers and directors, direct mail solicitation and advertisements published in the local media.

                The Bank pays competitive interest rates on time and savings deposits up to the maximum permitted by law or regulation. In addition, the Bank has implemented a service charge fee schedule competitive with other financial institutions in the Bank's market area, covering such matters as maintenance fees on checking accounts, per item processing fees on checking accounts, returned checks charges and the like.

               The following table presents, for the periods indicated, the average amount of and average rate paid on each of the indicated deposit categories.

                                        Year Ended
                             December 31, 1994

Deposit Category            Average Amount           Average Rate Paid

Non interest bearing demand deposits
                            $2,961,590              N/A

NOW and money market
deposits                                    $11,505,244                    3.16%

Savings deposits                             $1,025,703                    3.25%

Time deposits                               $37,492,770                    4.52%

                                        Year Ended
                                     December 31, 1993

Deposit Category            Average Amount           Average Rate Paid

Non interest bearing demand deposits
                            $2,620,980              N/A

NOW and money market
deposits                                     $9,991,732                    3.26%

Savings deposits                               $682,182                    3.38%

Time deposits                               $38,956,483                    4.55%

               The following table indicates amounts outstanding of time certificates of deposit of $100,000 or more and respective maturities at December 31, 1994:

                              Time Certificates
                                 of Deposit

3 months or less               $2,000,456

3-6 months                      3,082,765

6-12 months                     3,943,128

over twelve months              1,452,027

     Total                    $10,478,376

          6.   Loan Portfolio Analysis.

               The Company engages in a full complement of lending activities, including commercial, consumer installment and real estate loans. A significant number of loans are made to farmers or farming concerns.

               Commercial lending is directed principally towards businesses whose demands for funds fall within the Company's legal lending limits and which are potential deposit customers of the Bank. These loans include loans obtained for a variety of business purposes, and are made to individual, partnership, or corporate borrowers. The Company places particular emphasis on loans to small and medium businesses.

               The Company's consumer loans consist primarily of installment loans to individuals for personal, family and household purposes, including automobile loans and pre-approved lines of credit to individuals. This category of loans includes lines of credit and term loans secured by second mortgages on residences for a variety of purposes, including home improvements, education and other personal expenditures.

               The Company's real estate loans consist of residential and commercial first and second mortgages.

               The following table presents various categories of loans contained in the Bank's loan portfolio as of December 31, 1994 and 1993 and the total amount of all loans for such periods:

                                        As of December 31
                                      1994             1993
Type of Loan
Domestic:

Commercial, financial and agricultural
                               $26,023,979      $25,489,858

Real estate-construction           140,000          423,045

Real estate-mortgage             6,637,143        7,095,220

Installment and other loans to individuals
                                 9,474,923        7,298,824

  Subtotal                      42,276,045       40,306,947

Allowance for loan losses        (709,721)        (655,273)

  Total (net of allowance)     $41,566,324      $39,651,674

          The following is a presentation of an analysis of maturities of loans as of December 31, 1994 (in thousands):

                          Due in 1  Due In 1 ToDue After
Type of Loan            Year or Less  5 Years   5 Years  Total

Commercial, financial and
agricultural               $22,479   $2,739      $806  $26,024

Real estate-construction       140      - -       - -      140

     Total                 $22,619   $2,739      $806  $26,164

               Experience of the Company has shown that some receivables will be paid prior to contractual maturity and others will be converted, extended or renewed. Therefore, the tabulation of contractual payments should not be regarded as a forecast of future cash collections.

               The following is a presentation of an analysis of sensitivity of loans, excluding installment and other loans to individuals, to changes in interest rates as of December 31, 1994
(in thousands):

                          Due in 1  Due In 1 ToDue After
Type of Loan            Year or Less  5 Years   5 Years  Total

Fixed rate loans           $8,589    $2,739     $806   $12,134

Variable rate loans        14,030       - -      - -    14,030

     Total                $22,619    $2,739     $806   $26,164

               The following table presents information regarding nonaccrual, past due and restructured loans as of December 31, 1994 and 1993 (dollars in thousands):

                                               As of December 31

                                              1994           1993
Loans accounted for on a non-accrual basis:

       Number:                                   2              2

       Amount:                                 $81           $398

Accruing loans which are contractually past due
90 days or more as to principal and interest payments:

       Number:                                   0              0

       Amount:                                  $0             $0

Loans which were renegotiated to provide a reduction or deferral of interest or principal because of deterioration in the financial position of the borrower:

       Number:                                   0              0

       Amount:                                  $0             $0

Loans now current but for which there are serious doubts as to the borrower's ability to comply with existing terms:

       Number:
3    0
       Amount:
$70  $0

               As of December 31, 1994, there are no loans classified for regulatory purposes as doubtful, substandard or special mention that have not been disclosed in the above table, which (i) represent or result from trends or uncertainties which management reasonably expects will materially impact future operating results, liquidity, or capital resources, or (ii) represent material credits about which management is aware of any information which causes management to have serious doubts as to the ability of such borrowers to comply with the loan repayment terms.

               Loans are classified as non-accruing when the probability of collection of either principal or interest becomes doubtful. The balance classified as non-accruing represents the net realizable value of the account, which is the most realistic estimate of the amount the Company expects to collect in final settlement. If the account balance exceeds the estimated net realizable value, the excess is written off at the time this determination is made.

               At December 31, 1994, with the exception of the two non-accruing loans reported above, all loans were accruing interest. There are no other loans which are not disclosed above where known information about possible credit problems of borrowers causes management to have serious doubts as to the ability of such borrowers to comply with the loan repayment terms.

          7.   Summary of Loan Loss Experience.

               An analysis of the Bank's loss experience is furnished in the following table for the years ended December 31, 1994 and 1993, as well as a breakdown of the allowance for possible loan losses (in thousands):

                     Year Ended December 31
                                         1994            1993

Balance at beginning of period           $655            $520

Charge-offs                                            $(289)
$(320)

Recoveries                                                 22         7

Provision charged to Operations           322             448

Balance at end of period                 $710            $655

Ratio of allowance for loan losses to total
 loans outstanding during the period    1.68%           1.63%

          As of December 31, 1994, the allowance for possible losses was allocated as follows:

                                               Percent of Loans in
Each
                                   Amount      Category to Total
Loans

Commercial, financial and agricultural$460             61.6%

Real estate-Construction                               $5             .3

Real estate-Mortgage                                  $70             15.7

Installment and other loans
to individuals                    $140                 22.4

Unallocated                        $35                N/A

  Total                           $710                100.0%


           8.              Loan Loss Reserve.

               In considering the adequacy of the Company's allowance for possible loan losses, management has focused on the fact that as of December
31, 1994, 61.6% of outstanding loans were in the category of commercial, financial and agricultural, loans. These loans are generally considered by management as having greater risk than other categories of loans in the Company's loan portfolio.
However, 97.1% of the outstanding loans in this category at December 31, 1994, were made on a secured basis, such collateral consisting primarily of improved farmland real estate and equipment. Management believes that the secured condition of the preponderant portion of its commercial, financial and agricultural loan portfolio greatly reduces any risk of loss inherently present in these loans.

               The Company's consumer loan portfolio is also secured. At December 31,
1994, the majority of the Company's consumer loans were secured by collateral primarily consisting of automobiles, boats and second mortgages on real estate. Management believes that these loans involve less risk than other categories of loans.

               Real estate mortgage loans constitute 15.7% of outstanding loans.
Management considers these loans to have minimal risk due to the fact that these loans represent conventional residential real estate mortgages where the amount of the original loan does not exceed 80% of the appraised value of the collateral.

                The allowance for loan losses reflects an amount which, in management's judgment, is adequate to provide for potential loan losses.
Management's determination of the proper level of the allowance for loan losses is based on the ongoing analysis of the credit quality and loss potential of the portfolio, actual loan loss experience relative to the size and characteristics of the portfolio, changes in composition and risk characteristics of the portfolio and anticipated impacts of national and regional economic policies and conditions. Senior management and the Board of Directors of the Bank review the adequacy of the allowance for loan losses on a monthly basis.

               Management considers the year-end allowance appropriate and adequate to cover possible losses in the loan portfolio; however, management's judgment is based upon a number of assumptions about future events, which are believed to be reasonable, but which may or may not prove valid. Thus, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses or that additional increases in the loan loss allowance will not be required.

          9.   Investments.

               As of December 31, 1994, the securities portfolio comprised approximately 18.8% of the Company's assets, while loans comprised approximately 67.9% of the Company's assets. The Bank invests primarily in obligations of the United States or obligations guaranteed as to principal and interest by the United States, other taxable securities and in certain obligations of states and municipalities. In addition, the Bank enters into Federal Funds transactions with its principal correspondent banks, and acts as a net seller of such funds. The sale of Federal Funds amounts to a short-term loan from the Bank to another bank.

                The following table presents, for the years ended
December 31, 1994 and 1993, the approximate market value of the Company's investments, classified by category and by whether they are considered available-for-sale or held-to-maturity (in thousands):

Investment Category

Available-for-Sale:                 December 31,
                                  1994      1993
Obligations of U.S. Treasury and other
  U.S. Agencies             $7,577,875$6,948,813
Mortgage-Backed Securities   1,565,971   306,125
Federal Reserve Bank Stock      99,000    99,000
Federal Home Loan Bank Stock   171,900       - -
Other Securities               407,934       - -
  Total                     $9,822.680$7,353,938

Investment Category                   December 31,
                                  1994      1993
Held-to-Maturity:
Municipal Securities        $1,574,191$1,448,008
Certificate of Deposit         100,000   200,000
  Total                     $1,674,191$1,648,008

               The following table indicates, for the year ended
December 31, 1994 ,the amount of investments, appropriately classified, due in (i) one year or less, (ii) one to five years,
(iii) five to ten years, and (iv) over ten years.

Investment Category

Available-for-Sale:           Amount Average Weighted Yield
Obligations of U.S. Treasury and other
  U.S. Agencies
0 to 1 year                $100,250          6.87%
Over 1 through 5 years    7,477,625          6.41

Mortgage-Backed Securities:
0 to 1 year                 178,313          7.33
Over 1 through 5 years      434,219          5.70
Over 10 years               953,439          3.52

Other Securities:
Over 5 through 10 years     103,460          6.85
Over 10 years               304,474          8.31
No maturity                 270,900          6.00
  Total                  $9,822,680          6.17%

Investment Category

Held-to-Maturity:             Amount Average Weighted Yield
Municipal Securities:
0 to 1 year                 $84,996          5.77%
Over 1 through 5 years    1,378,824          6.12
Over 10 years               110,371          8.40

Certificate of Deposit:
0 to 1 year                 100,000          4.00
  Total                  $1,674,191          6.12



          10.  Return on Equity and Assets.

               Returns on average consolidated assets and average consolidated equity for the year ended December 31, 1994 and 1993 are as follows:

                                       1994             1993

Return on average assets              1.11%              .99%

Return on average equity             14.96%            14.60%

Equity to assets ratio                7.43%             7.28%

Dividend payout ratio                 9.83%             8.79%


          11.   Asset/Liability Management.

                It is the objective of the Bank to manage assets and liabilities to provide a satisfactory, consistent level of profitability within the framework of established cash, loan investment, borrowing and capital policies. Certain of the officers of the Bank are responsible for monitoring policies and procedures that are designed to ensure acceptable composition of the asset/liability mix, stability and leverage of all sources of funds while adhering to prudent banking practices. It is the overall philosophy of management to support asset growth primarily through growth of core deposits of all categories made by individuals, partnerships and corporations. Management of the Bank seeks to invest the largest portion of the Bank's assets in commercial, consumer and real estate loans.

               The Bank's asset/liability mix is monitored on a daily basis. A monthly report reflecting interest-sensitive assets and interest-sensitive liabilities is prepared and presented to the Bank's Board of Directors. The objective of this policy is to control interest-sensitive assets and liabilities so as to minimize the impact of substantial movements in interest rates on the Bank's earnings.

          12.                    Employees.

                As of March 1, 1995, the Bank employed 18 full time and 4 part-time personnel, including 3 officers. The Bank will hire additional persons as needed, including additional tellers and financial service representatives. Management of the Bank believes that its employee relations are good. There are no collective bargaining agreements covering any of the Bank's employees.

          13.   Supervision and Regulation.

               The Company and the Bank operate in a highly regulated environment, and their business activities are governed by statute, regulation and administrative policies. The business activities of the Company and the Bank are closely supervised by a number of state and federal regulatory agencies, including the Federal Reserve Board, the OCC, the Department and the Federal Deposit Insurance Corporation ("FDIC").

               The Company is regulated by the Federal Reserve Board under the federal
Bank Holding Company Act of 1956, which requires every bank holding company to obtain the prior approval of the Federal Reserve Board before acquiring more than 5% of the voting shares of any bank or all or substantially all of the assets of a bank, and before merging or consolidating with another bank holding company. The Federal Reserve Board (pursuant to regulation and published statements) has maintained that a bank holding company must serve as a source of financial strength to its subsidiary banks. In adhering to the Federal Reserve Board policy, the Company may be required to provide financial support to a subsidiary bank at a time when, absent such Federal Reserve Board policy, the Company may not deem it advisable to provide such assistance.

                 A bank holding company is generally prohibited from acquiring control of any company which is not a bank and from engaging in any business other than the business of banking or managing and controlling banks. However, there are certain activities which have been identified by the Federal Reserve Board to be so closely related to banking as to be a proper incident thereto and thus permissible for bank holding companies, including the following activities: acting as investment or financial advisor to subsidiaries and certain outside companies; leasing personal and real property or acting as a broker with respect thereto; providing management consulting advice to nonaffiliated banks and non-bank depository institutions; operating collection agencies and credit bureaus; acting as a futures commission merchant; providing data processing and data transmission services; acting as an insurance agent or underwriter with respect to limited types of insurance; performing real estate appraisals; arranging commercial real estate equity financing; providing securities brokerage services; and underwriting and dealing in obligations of the United States, the states and their political subdivisions.

               As of March 1, 1995, interstate expansion of bank holding companies is prohibited, unless such acquisition is specifically authorized by a statute of the state in which the target bank is located. However, the Riegle-Neal Act, which was adopted by the United States Congress on September 29, 1994, will, as hereinafter described, significantly ease the current restrictions on the interstate acquisition of banks by bank holding companies.

               Pursuant to the Riegle-Neal Act, effective September 29, 1995 an adequately capitalized and adequately managed bank holding company may acquire a bank across state lines, without regard to whether such acquisition is permissible under state law. A bank holding company is considered to be "adequately capitalized" if it meets all applicable federal regulatory capital standards.

               While the Riegle-Neal Act precludes a state from entirely insulating its banks from acquisition by an out-of-state holding company, a state may still provide that a bank may not be acquired by an out-of-state company unless the bank has been in existence for a specified number of years, not to exceed five years. Additionally, the Federal Reserve Board is directed not to approve an application for the acquisition of a bank across state lines if (i) the applicant bank holding company, including all affiliated insured depository institutions, controls, or after the acquisition would control, more than ten percent of the total amount of deposits of all insured depository institutions in the United States (the "ten percent concentration limit") or (ii) the acquisition would result in the holding company controlling thirty percent or more of the total deposits of insured depository institutions in any state in which the holding company controlled a bank or branch immediately prior to the acquisition (the "thirty percent concentration limit"). States may waive the thirty percent concentration limit, or may make same more or less restrictive, so long as they do not discriminate against out-of-state bank holding companies.

               The Riegle-Neal Act also provides that, beginning on June 1, 1997, banks located in different states may merge and operate the resulting institution as a bank with interstate branches. However, a state may (i) prevent interstate branching through mergers by passing a law prior to June 1, 1997 that expressly prohibits mergers involving out-of-state banks or (ii) permit such merger transactions prior to June 1, 1997. Under the Riegle-Neal Act, an interstate merger transaction may involve the acquisition of a branch of an insured bank without the acquisition of the bank itself, but only if the law of the state in which the branch is located permits this type of transaction. As of March 17, 1995, the legislature of the State of Georgia had not enacted any legislation in response to the Riegle-Neal Act.

               A state may impose certain conditions on a branch of an out-of-state bank resulting from an interstate merger so long as such conditions do not have the effect of discriminating against out-of-state banks or bank holding companies, other than on the basis of a requirement of nationwide reciprocal treatment. The ten percent concentration limit and the thirty percent concentration limit described above, as well as the rights of the states to modify or waive the thirty percent concentration limit, apply to interstate bank mergers in the same manner as they apply to the acquisition of out-of-state banks.

               A bank resulting from an interstate merger transaction may retain and operate any office that any bank involved in the transaction was operating immediately before the transaction. After completion of the transaction, the resulting bank may establish or acquire additional branches at any location where any bank involved in the transaction could have established or acquired a branch.

               The Riegle-Neal Act also provides that the appropriate federal banking agency may approve an application by a bank to establish and operate an interstate branch in any state that has in effect a law that expressly permits all out-of-state banks to establish and operate such a branch.

               The Company is also regulated by the Department under the Georgia Bank Holding Company Act, which requires every Georgia bank holding company to obtain the prior approval of the Department before acquiring more than 5% of the voting shares of any bank or all or substantially all of the assets of a bank or before merging or consolidating with any other bank holding company. A Georgia bank holding company is generally prohibited from acquiring ownership or control of 5% or more or the voting shares of any bank unless the bank being acquired is either a bank for purposes of the federal Bank Holding Company Act of 1956, or a federal or state savings and loan association or a savings bank or federal savings bank whose deposits are insured by the Federal Savings and Loan Insurance Corporation and such bank has been in existence and continuously operating as a bank for a period of five years or more prior to the date of application to the Department for approval of such acquisition.

               As a national bank, the Bank is subject to the supervision of the OCC and, to a limited extent, the FDIC and the Federal Reserve Board. With respect to expansion, national banks situated in the State of Georgia are generally prohibited from establishing branch offices or facilities outside of the county in which such main office is located, except (i) in adjacent counties in certain situations, or (ii) by means of a merger or consolidation with a bank which has been in existence for at least five years. In addition, in the case of a merger or consolidation, the acquiring bank must have been in existence for at least 24 months prior to the merger. The Bank is also subject to the Georgia banking and usury laws restricting the amount of interest which it may charge in making loans or other extensions of credit.

               Both the Company and the Bank are subject to regulatory capital requirements imposed by the Federal Reserve Board and the OCC. The capital adequacy guidelines issued by the Federal Reserve Board are applied to bank holding companies on a consolidated basis with the banks owned by the holding company.
The OCC's risk-based capital guidelines apply directly to national banks regardless of whether they are a subsidiary of a bank holding company. Under both agencies' requirements, banking organizations must have capital (as defined in the rules) equivalent to 8.0% of risk-weighted assets. The risk weights assigned to assets are based primarily on credit risk. For example, securities with an unconditional guarantee by the United States government are assigned the lowest risk category. A risk weight of 50% is assigned to loans secured by owner-occupied one-to-four family residential mortgages. The aggregate amount of assets assigned to each risk category is multiplied by the risk weight assigned to that category to determine the weighted values, which are added together to determine total risk-weighted assets.

               Both the Federal Reserve Board and the OCC also require the maintenance of minimum capital leverage ratios to be used in tandem with the risk-based guidelines in assessing the overall capital adequacy of banks and bank holding companies. Under these new rules, banking institutions are required to maintain a ratio of "Tier 1" capital to total assets (net of goodwill) of 4.0%. Tier 1 capital includes common stockholders' equity, noncumulative perpetual preferred stock, and minority interests in the equity accounts of consolidated subsidiaries.

               As of December 31, 1994, the Company maintained a total risk-based capital ratio and "Tier 1" ratio of 11.4% and 10.2%, respectively. See also the discussion under "Capital
Adequacy" in Item 6 below.

               Both the risk-based capital guidelines and the leverage ratio are minimum requirements, applicable only to top-rated banking institutions. Institutions operating at or near these levels are expected to have well diversified risk, excellent asset quality, high liquidity, good earnings and, in general, have to be considered strong banking organizations, rated Composite 1 under the CAMEL rating system for banks or the BOPEC rating system for bank holding companies. Institutions with lower ratings and institutions with high levels of risk or experiencing or anticipating significant growth would be expected to maintain ratios 100 to 200 basis points above the stated minimums.
               The OCC, the Federal Reserve Board and the FDIC recently have proposed a revision to their risk-based capital guidelines to further ensure that those guidelines take adequate account of interest rate risk. Interest rate risk is the adverse effect that changes in market interest rates may have on a bank's financial condition and is inherent to the business of banking.
The agencies have proposed two alternative methods for assessing a bank's capital adequacy for interest rate risk. Under the first approach, the banking agencies would establish minimum capital standards for interest rate risk based on either a supervisory model or the bank's internal model of measuring risk. Institutions would be required to have capital sufficient to cover the amount of measured exposure in excess of the threshold level. The proposed threshold level is a decline in net economic value equal to 1.0 percent of assets. Under the second approach, a minimum capital requirement for interest rate risk would not be set. Instead, examiners would consider results of quantitative measures of interest rate risk along with other factors in evaluating an institution's capital adequacy for interest rate risk.
Finalization with respect to the proposal is anticipated sometime during 1995.

               The Federal Deposit Insurance Corporation
Improvement Act of 1991 (the "Act"), enacted on December 19, 1991, provides for a number of reforms relating to the safety and soundness of the deposit insurance system, supervision of domestic and foreign depository institutions and improvement of accounting standards. One aspect for the Act is the requirement that banks will have to meet new safety and soundness standards. In order to comply with the Act, the Federal Reserve Board, the OCC and the FDIC issued a Notice of Proposed Rulemaking on November 19, 1993, which institutes regulations defining operational and managerial standards relating to internal controls, loan documentation, credit underwriting, interest rate exposure, asset growth, director and officer compensation, asset quality, earnings and stock valuation.

               On March 16, 1994, the legislature of the State of Georgia had enacted an interstate banking statue which, effective July 1995, will replace the regional interstate banking statue currently governing acquisitions of and by Georgia-based bank holding companies. Under the new statue, acquisitions of and by Georgia banks and bank holding companies would be, under certain circumstances and on a reciprocal basis, allowed to take place in all fifty states, as opposed to only the twelve states which are currently covered by the regional interstate banking statute. The regional interstate legislation has had the effect, and the national interstate legislation is likely to have the effect, of increasing competition among financial institutions in the Bank's market area and in the State of Georgia generally.

               The scope of regulation and permissible activities of the Company and the Bank is subject to change by future federal and state legislation.

           14.           Monetary Policies.

               The results of operations of the Bank are affected by credit policies of monetary authorities, particularly the Federal Reserve Board. The instruments of monetary policy employed by the Federal Reserve Board include open market operations in U.S. Government securities, changes in the discount rate on member bank borrowings, changes in reserve requirements against member bank deposits and limitations on interest rates which member banks may pay on time and savings deposits. In view of the changing conditions in the national economy and the money markets, as well as the effect of action by monetary and fiscal authorities, including the Federal Reserve Board, no prediction can be made as to possible future changes in interest rates, deposit levels, loan demand or the business and earnings of the Bank.

Item 2.   Description of Property.

          The Bank owns its main banking facility located in an approximately 9,500 square foot building at 561 East Washington Avenue, Ashburn, Georgia 31714. The Hudson Avenue side of the property contains a house which has been remodeled and is used for various activities, including banking and civic functions. The bank invested approximately $1,141,396 in the construction of the building, landscaping, and the purchase of security devices, the main vault, furniture and fixtures.

Item 3.   Legal Proceedings.

          Neither the Company nor the Bank is a party to, nor is any of their property the subject of, any (a) material pending legal proceeding which is not routine litigation that is incidental to the business or (b) any other material legal proceeding.

Item  4.       Submission of Matters to a Vote of Security Holders.

          No matter was submitted to a vote of security-holders during the fourth quarter of the fiscal year covered by this report.

                                  PART II

Item 5.        Market for Common Equity and Related Stockholder
Matters.

          The Registrant's articles of incorporation authorize it to issue up to 10,000,000 shares of common stock, par value $5.00 per share. There is no established public trading market in the stock. The Registrant sold 352,001 shares of its common stock at a price of $10.00 per share in its initial public offering which terminated on December 14, 1990. As of March 1, 1995, 353,417 shares of the Registrant's common stock were issued and outstanding to 475 holders of record. The Registrant is aware of isolated transactions which have occurred since the conclusion of its initial offering; in the last significant such transaction, 135 shares of common stock were sold for $15.00 per share.

          The Registrant did not pay any dividends in 1992. During the first quarter of 1993, the Company did declare and pay a dividend of $49,280, i.e., at $.14 per share. During the first quarter of 1994, the Company declared and paid a dividend of $63,360, i.e., at $.18 per share. The declaration of future dividends is within the discretion of the Board of Directors and will depend, among other things, upon business conditions, earnings, the financial condition of the Bank and the Company, and regulatory requirements.

          The Bank is restricted in its ability to pay dividends under the national banking laws and by regulations of the OCC. Pursuant to 12 U.S.C. Section 56, a national bank may not pay dividends from its capital. All dividends must be paid out of net profits then on hand, after deducting losses and bad debts. Payments of dividends out of net profits is further limited by 12 U.S.C. Section 60(a), which prohibits a bank from declaring a dividend on its shares of common stock until its surplus equals its stated capital, unless there has been transferred to surplus not less than 1/10 of the Banks's net profits of the preceding year two consecutive half-year periods (in the case of an annual dividend). Pursuant to 12 U.S.C. Section 60(b), the approval of the OCC is required if the total of all dividends declared by the Bank in any calendar year exceeds the total of its net profits for that year combined with its retained net profits for the preceding two years, less any required transfers to surplus.

          Under the OCC's regulations, the allowance for loan and lease losses will not be considered an element of either "undivided profits then on hand" or "net profits." Further, under the regulation, a national bank may be able to use a portion of its capital surplus account as "undivided profits then on hand," depending on the composition of that account. In addition, the regulations clarify that dividends on preferred stock are not subject to the limitations of 12 U.S.C. Section 56, while explicitly making such dividends subject to the constraints of 12 U.S.C. Section 60. In general, the regulations do not diminish or impair a well-capitalized banks ability to make cash payments to its shareholders in the form of a return of capital.

Item 6.        Management's Discussion and Analysis of Financial
Condition and Results of Operations.

          Discussion of the financial condition and results of operations of the Company should be read in conjunction with the Company's Consolidated Financial Statements, related notes and statistical information included elsewhere herein.

          A.   General.

               In accordance with the Initial Business Plan, the Company and the Bank anticipated operating losses in the first few years of operations. The Company incurred operating (losses) of $(127,800) in 1989 and $(315,148) in 1990. The trend was reversed in 1991 when the Company earned $82,425. For the years ended December 31, 1994, 1993 and 1992, net income amounted to $644,350, $560,481 and $450,504, respectively. For the year ending December 31, 1995 management expects the Company to operate profitably. Although these expectations are based upon management's best judgement, actual results will depend on a number of factors that cannot be predicted with certainty, and fulfillment of management's expectations cannot be assured.

               For the year ended December 31, 1994, net income amounted to $644,350, or $1.58 per share. Total assets of the Company as of December 31, 1994 were $61.2 million. The consolidated financial statements show that the Company was highly liquid at December 31, 1994, with $11.5 million in securities and $3.5 million in Federal Funds sold. Net loans totaled $41.6 million. Deposits totaled $55.9 million and capital totaled $4.5 million.

               At December 31, 1993, the Company's net income was $560,481, or $1.43 per share. As of December 31, 1993, the Company had total assets of $57.6 million, investment securities of $9.0 million and Federal Funds sold of $5.2 million. Also as of December 31, 1993, net loans totaled $39.7 million, deposits $52.7 million, and capital $4.2 million.

          B.    Net Interest/Income Margins.

               The primary source of revenue for the Company is net interest income, which is the difference between income on interest earning assets (such as investment securities and loans) and interest incurred on interest bearing sources of funds (such as deposits and borrowings). The level of net interest income is determined by the average balances (volume) of interest earning assets and the various rate spreads between the interest earning assets and the Company's funding sources. The Company's 1994 average volume of interest earning assets and interest bearing liabilities are shown under "Distribution of Assets, Liabilities and Stockholders' Equity; Interest Differential", in Section
B.3 of Item 1 above. Changes in net interest income from period to period result from increases or decreases in volume of interest earning assets and interest bearing liabilities, increases or decreases in the average rates earned and paid on such assets and liabilities, the ability to manage the earning asset portfolio (which includes loans) and the availability of particular sources of funds, such as non-interest bearing deposits.

               Net interest income for 1994 was $2,617,682, compared to $2,420,404 for 1993. The increase in net interest income is primarily attributable to the increase in volume of interest earning assets which, in turn, was primarily the result of aggressive marketing in the community. Average yield on the earning assets in 1994 was 8.76%, compared to 8.58% in 1993. The primary reason for the increase in average yield is attributed to the fact that the Bank increased the amount of consumer loans outstanding during 1994 by $2.2 million. Note that the category of consumer loans earns the highest yield of any asset category in the Bank. Management anticipates that net interest income will increase slightly in 1995. Although such expectations are based on managements's best judgement, actual results will depend on a number of factors that cannot be predicted with certainty and the fulfillment of management's expectations cannot be assured.

                The key performance measure for net interest income is the "net interest margin", or net interest income divided by average interest earning assets. The Company's net interest margin in 1994 was 4.86% compared to 4.56% in 1993. The increase in the net interest margin was accomplished because the average yield on assets has increased from 8.58% (1993) to 8.76% (1994). In addition, the average cost of funds during 1994 declined from 4.27%
(1993) to 4.19% (1994).

          C.   Non-Interest Income.

                Non-interest income for 1994 was $447,659. The following table presents the principal components of non-interest income for 1994 as compared to 1993.

                                         Non-Interest Income
                                         1994        1993

Service charges                      $275,359    $224,781

Gain on sale of securities             87,364      90,019

Other                                  84,936      45,229

 Total non-interest income           $447,659    $360,029

               Non-interest income as percentage of average total assets has increased from .63% for 1993 to .77% for 1994. The majority of the increase was due to higher service fees and charges as well as to a higher volume in transactions.

          D.   Non-Interest Expense.

               Non-interest expense, including the provision for loan losses, totalled $2,011,265 in 1994, compared to $2,005,579 in 1993. Non-interest expense increased by $5,700 in 1994 due to higher operational costs stemming from increased business and transactions at the Bank, as well as due to general price increases. Management anticipates that in 1995 non-interest expense will continue to increase. Generally, as the Bank grows, management expects the ratio of non-interest expense, as a percentage of average total assets, to decline, unless the Bank experiences excessive charge-offs.

               The following table presents the components of non-interest expense for 1994 as compared to 1993:

                                         Non-interest Expense
                                           1994      1993

Salaries and other personnel benefits  $744,961  $705,933

Depreciation and amortization           175,266   159,748

Provision for loan losses               321,500   448,000

Legal and professional                  126,950    87,529

Regulatory fees and assessments         148,997   143,367

Other expenses                          493,591   461,002

 Total non-interest expense          $2,011,265$2,005,579

               Non-interest expense as a percentage of average total assets during 1994 was 3.47% and during 1993 was 3.53%.

          E.   Interest Rate Sensitivity and Liquidity.

               Net interest income, the Company's primary source of earnings, can fluctuate with significant interest rate movements. To lessen the impact of these margin swings, the balance sheet would be structured so that repricing opportunities exist for both assets and liabilities in roughly equivalent amounts at approximately the same time intervals. Imbalances in these repricing opportunities at any point in time constitute interest rate sensitivity. Interest rate sensitivity refers to the responsiveness of interest bearing assets and liabilities to changes in market interest rates.

               The rate sensitive position, or gap, is the difference in the volume of rate sensitive assets and liabilities, at a given time interval. The general objective of gap management is to actively manage rate sensitive assets and liabilities to reduce the impact of interest rate fluctuations on the net interest margin. Management generally attempts to maintain a balance between rate sensitive assets and liabilities as the exposure period is lengthened to minimize the overall interest rate risks to the Company.

               The asset mix of the balance sheet is continually evaluated in terms of several variables: yield, credit quality, appropriate funding sources and liquidity. Management of the liability mix of the balance sheet focuses on expanding the various funding sources.

               The interest rate sensitivity position of the Company at year end 1994 is presented below. The difference between rate sensitive assets and rate sensitive liabilities, or the interest rate sensitivity gap, is shown at the bottom of the table. The Company was liability sensitive between three to twelve months, and asset sensitive at all other time periods. On a cumulative basis the Company was again, liability sensitive from three months to twelve months and asset sensitive at all other time periods. In a declining interest rate environment, a liability sensitive position (a gap ratio of less than 1.0) is generally more advantageous since the liabilities reprice sooner than the assets. Conversely, in a rising rate environment, an asset sensitive position (a gap over 1.0) is generally more advantageous as earning assets reprice sooner than the liabilities. Since all interest rates and yields do not adjust at the same velocity, the gap is only a general indicator of rate sensitivity.

                                                    Rate Sensitivity Analysis
                                                        December 31, 1994
                                                      (To nearest thousand)

                            After 3    After 6      After 1
                  Within    Months     Months      Year But
                   Three  But Within But Within  But Within 5   After 5
                  Months   6 Months   One Year       Years       Years     Total

EARNING ASSETS
Loans            $21,665  $2,942       $6,766       $9,721    $1,182    $42,276


Securities           200      72          191        9,290     1,744     11,497


Federal funds
 sold              3,500     - -          - -          - -       - -      3,500


Total earning
 assets          $25,365  $3,014       $6,957      $19,011    $2,926    $57,273

SUPPORTING SOURCES OF FUNDS

Interest bearing
demand deposits
and savings      $12,363   $ - -        $ - -        $ - -     $ - -    $12,363

Certificates,
less than $100M    6,886   6,027        8,256        6,982       - -     28,151

Certificates,
$100M and over     2,000   3,083        3,943        1,452       - -     10,478

Other
obligations           21      22           44           59       - -        146

Total interest
bearing
liabilities      $21,270  $9,132      $12,243       $8,493      $- -    $51,138

Interest rate
sensitivity
gap                4,095 (6,118)      (5,286)       10,518     2,926      6,135

Cumulative
gap                4,095 (2,023)      (7,309)        3,209     6,135      6,135

Interest rate
sensitivity gap
ratio               1.19     .33          .57         2.24       - -       1.12

Cumulative interest
rate sensitivity
gap ratio           1.19     .93          .83         1.06      1.12       1.12

               As the Bank continues to grow, management will continuously reposition the rate sensitivity position to best hedge against rapidly rising or falling interest rates. On a quarterly basis, the Bank's Asset/Liability Committee meets and develops the strategy for management to employ for the upcoming period.

               Liquidity represents the ability to provide steady sources of funds for loan commitments and investment activities, as well as to provide sufficient funds to cover deposit withdrawals and payment of debt and operating obligations. These funds can be obtained by converting assets to cash or by attracting new deposits. As of December 31, 1994, the loan to deposit ratio amounted to 74.3%. Time deposits in excess of $100,000 represented 18.7% of total deposits and federal funds sold amounted to $3.5 million . Management believes that the Company's liquidity is adequate at December 31, 1994. There are no trends, demands, commitments, events or uncertainties that will result in or are reasonably likely to result in the Company's liquidity increasing or decreasing in any material way. The Company is not aware of any current recommendations by the regulatory authorities which, if they were to be implemented, would have a material effect on the Company's liquidity, capital resources, or results of operation.

         F.    Capital Adequacy

               There are now two primary measures of capital adequacy for banks and bank holding companies: (i) risk-based capital guidelines and (ii) the leverage ratio. As of the end of 1994, the risk-based capital guidelines require that the ratio of total capital to risk-adjusted assets be not less than 8%, with at least 4% consisting of Tier 1 capital.

               Under the risk-based capital guidelines, Tier 1 capital consists of common stockholders' equity, noncumulative and cumulative (bank holding company only) perpetual preferred stock, and minority interests less goodwill. Tier 2 capital consists of the allowance for loan losses, hybrid capital instruments, term subordinated debt, and intermediate term preferred stock.

  The OCC's leverage ratio is computed by dividing Tier 1 capital into total assets. As of the end of 1994, for most banks, including the Bank, the minimum leverage ratio is 3.0%, plus an additional cushion of at least 1 to 2 percent, depending upon risk profiles and other factors.

               The table below illustrates the Bank's and the Company's regulatory capital ratios at December 31, 1994.

                                  December 31,    Regulatory
                                      1994        requirement

Bank

Tier 1 Capital                        9.9%           4.0%

Tier 2 Capital                        1.2%           N/A

 Total risk-based Capital Ratio      11.1%           8.0%

 Leverage Ratio                       7.6%           3.0%

Company

Tier 1 Capital                       10.2%           4.0%

Tier 2 Capital                        1.2%           N/A

 Total risk-based Capital Ratio      11.4%           8.0%

 Leverage Ratio                       7.7%           3.0%

               The above ratios indicate that the capital position of the Company is sound and that the Company is well positioned for future growth.

Item 7.        Financial Statements and Supplementary Data.

          The following financial statements are contained in this
Item 7:

Independent Auditors' Report

Consolidated Balance Sheets-as of December 31, 1994 and 1993

Consolidated Statements of Income-for the years ended December 31,
1994 and 1993

Consolidated Statement of Changes in Stockholders' Equity-for the years ended December 31, 1994 and 1993

Consolidated Statements of Cash Flows-for the years ended December 31, 1994 and 1993

Notes to Consolidated Financial Statements

                     COMMUNITY NATIONAL BANCORPORATION

                             ASHBURN, GEORGIA


                           FINANCIAL STATEMENTS
                            for the years ended
                        December 31, 1994 and 1993

                         Francis & Company, CPAs




                       Independent Auditors' Report



Board of Directors
Community National Bancorporation
Ashburn, Georgia

     We have audited the accompanying consolidated balance sheets of Community National Bancorporation (the "Company") and subsidiary as of December 31, 1994 and 1993, and the related consolidated statements of income, changes in shareholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Community National Bancorporation and subsidiary at December 31, 1994 and 1993, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.








Atlanta, Georgia
February 17, 1995

                     COMMUNITY NATIONAL BANCORPORATION
                             ASHBURN, GEORGIA
                        Consolidated Balance Sheets

                                  ASSETS


December 31,
                                      1994         1993

Cash and due from banks         $1,883,503     $1,402,123
Federal funds sold (Note 3)      3,500,000      5,225,000
  Total cash and cash equivalents              $5,383,503$6,627,123
Securities: (Notes 2, 4 & 5)
  Available for sale at fair valu
          $                      9,822,680      7,353,938
 Held to maturity (Fair value of
  $1,629,938 and $1,691,727 at December
  31, 1994 and 1993, respectively)
                                 1,674,191      1,648,008
Loans, net (includes loans to insiders
  in the amount of $2,355,803 and
  $2,861,630 at December 31, 1994 and 1993,
  respectively) (Notes 2, 6, 7 & 15)
                               $41,566,324    $39,651,674
Property and equipment, net (Notes 2 & 8)
                                 1,166,912      1,277,347
Other assets                     1,587,807      1,072,721
  Total Assets                 $61,201,417    $57,630,811


                   LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
  Deposits
Non-interest bearing deposits   $4,956,350      3,619,337
  Interest bearing deposits     50,992,030     49,083,411
  Total deposits (Note 10)     $55,948,380    $52,702,748
Obligation under capital lease (Note 14)
                                   145,588        227,918
Other liabilities                  617,602        504,042
  Total liabilities            $56,711,570    $53,434,708

Commitments and contingencies (Note 9)

Shareholders' Equity: (Notes 1, 15 & 17)
  Common stock, $5.00 par value,
  10,000,000 shares authorized, 353,417
  and 352,001 issued and outstanding at
  December 31, 1994 and 1993, respectively
                                $1,767,085     $1,760,005
 Paid-in-capital
                                 1,712,903      1,705,823
 Retained earnings               1,182,091        601,101
 Unrealized gain on securities, net (Note 4)
                                 (172,232)        129,174
  Total Shareholders' Equity    $4,489,847     $4,196,103
     Total liabilities and shareholders' equity
                               $61,201,417    $57,630,811

     Refer to notes to the consolidated financial statements.

                   COMMUNITY NATIONAL BANCORPORATION
                             ASHBURN, GEORGIA
                     Consolidated Statements of Income

                             Years Ended December 31,
                                      1994        1993
Interest income:
  Interest and fees on loans    $4,075,413     $3,789,168
  Interest on investment securities
                                   472,001        669,542
  Interest on federal funds sold   176,069         91,210
     Total interest income      $4,723,483     $4,549,920

Interest expense:
Interest on deposits and borrowings (Note 11)
                                  2,105,80      1,129,516

Net interest income              2,617,682      2,420,404

Provision for possible loan losses (Note 7)
                                   321,500        448,000
Net interest income after provision
  for possible loan losses       2,296,182      1,972,404

Other income:
  Gain on sale of securities (Note 4)
                                   $87,364        $90,019
  Service fees on deposit accounts 275,359        224,781
  Miscellaneous, other              84,936         45,229
     Total other income           $447,659       $360,029

Other expenses:
  Salaries and benefits           $744,961       $705,933
  Data processing expense           64,137         67,394
  Regulatory fees and assessments  148,997        143,367
  Depreciation and amortization    175,266        159,748
  Other operating expenses (Note 12)
                                   556,404        481,137
       Total other expenses     $1,689,765     $1,557,579

Income (loss) before income tax $1,054,076       $774,854

Income tax (Notes 2 & 13)          409,726        214,373

Net income                        $644,350       $560,481


Primary net income per common share (Note 2)
                                     $1.58          $1.43

Fully diluted net income
  per common share (Note 2)                         $1.58     $1.43

Weighted average number of common stock
  and common stock equivalents (Note 2)
                                   424,100        352,001


Refer to notes to the consolidated financial statements.

COMMUNITY NATIONAL BANCORPORATION
ASHBURN, GEORGIA
Consolidated Statements of Changes in Shareholders' Equity for the years ended December 31, 1994 and 1993

Number    Paid      Retained   Unrealized   Total
          of        Common        in     Earnings     Gain on   Shareholders'
         Shares      Stock      Capital  (Deficit)  Securities     Equity

Balance,
  December 31, 1992
      352,001      $1,760,005  $1,705,823    $89,901          - -   $3,555,729

Dividends paid  - -         - -        - -   (49,281)         - -     (49,281)

Net income, 1993 - -         - -        - -    560,481         - -      560,481

Unrealized gain
 on securities
               - -         - -        - -        - -     129,174      129,174

Balance,
 December 31, 1993
           352,001  $1,760,005 $1,705,823   $601,101    $129,174   $4,196,103

Redemption of
 stock warrants
            1,416       7,080      7,080        - -         - -       14,160

Dividends paid
               - -         - -        - -   (63,360)         - -     (63,360)

Net income, 1994
               - -         - -        - -    644,350         - -      644,350

Unrealized (loss)
 on securities
                - -         - -        - -        - -   (301,406)    (301,406)

Balance,
December 31,1994
            353,417  $1,767,085  $,712,093  4,182,091  $(172,232)   $4,489,847



         Refer to notes to the consolidated financial statements.

                   COMMUNITY NATIONAL BANCORPORATION
                            ASHBURN, GEORGIA
                  Consolidated Statements of Cash Flows


                                   Years Ended December 31,
                                        1994          1993
Cash flows from operating activities:
  Net income                         $644,350     $560,481
Adjustments to reconcile net income to
net cash provided by operating activities:
  Depreciation and amortization       175,266      159,748
  Net amortization of premiums on securities
                                       19,454       83,467
  (Gain) on sale or settlements of securities
                                     (87,364)     (90,019)
  Provisions for loan losses          321,500      448,000
  (Increase) in other assets        (534,574)    (115,939)
  Increase in liabilities             113,560       59,443
Net cash provided by operating activities
                                     $652,192   $1,105,181

Cash flows from investing activities:
  Proceeds from sales and
     paydowns of investment securities
                                   $4,342,239    3,432,120
     Proceeds from maturities
       of investment securities     3,300,000    1,650,000
  Purchase of investment securities
                                 (10,370,660)    (278,700)
  Net increase in loans           (2,236,150)  (5,624,031)
  Purchase of property and equipment (45,343)     (71,997)
Net cash used in investing activities
`                                $(5,009,914)   $(892,608)

Cash flows from financing activities:
  Proceeds from redemption of warrants$14,160        $ - -
  Payment of dividends               (63,360)     (49,281)
  (Decrease) in lease obligations    (82,330)     (78,815)
  Increase in customer deposits     3,245,632    3,408,422
Net cash provided from financing
activities                         $3,114,102    3,280,326

Net increase in cash and cash equivalents
                                 $(1,243,620)   $3,492,899
Cash and cash equivalents, beginning of year
                                    6,627,123    3,134,224
Cash and cash equivalents, end of year
                                    5,383,503    6,627,123



Supplemental Information:

Income taxes paid                    $350,540     $304,650
Interest paid                      $2,076,979    2,115,974



         Refer to notes to the consolidated financial statements.

          Community National Bancorporation
                            Ashburn, Georgia
               Notes to Consolidated Financial Statements
                       December 31, 1994 and 1993


Note 1 - Organization of the Business

     Community National Bancorporation, Ashburn, Georgia (the "Company") was organized in August, 1989 to serve as a holding company for a proposed de novo bank, Community National Bank, Ashburn, Georgia (the "Bank"). The Bank was chartered and is currently regulated by the Office of the Comptroller of the Currency and its deposits are each insured up to $100,000 by the Federal Deposit Insurance Corporation. The Company purchased 100 percent of the Bank's shares by injecting $3.3 million into the Bank's capital accounts immediately prior to commencement of banking operations (August, 1990). The Company has no other subsidiaries.

Note 2 - Summary of Significant Accounting Policies

     Basis of Presentation and Reclassification. The consolidated financial statements include the accounts of both the Company and the Bank. All intercompany accounts and transactions have been eliminated in consolidation. Certain prior year amounts have been reclassified to conform to the current year presentation.

     Basis of Accounting. The accounting and reporting policies of the Company conform to generally accepted accounting principles and to general practices in the banking industry. The Company uses the accrual basis of accounting by recognizing revenues when they are earned and expenses in the period incurred, without regard to the time of receipt or payment of cash.

     Organizational Costs. In accordance with the Financial Accounting Standards Board ("FASB") Statement No. 7, the Company and the Bank capitalized all direct organizational costs that were incurred in the expectation that they would generate future revenues or otherwise be of benefit after the Bank opened for business. These capitalized costs are amortized over a sixty-month period using the straight line method. As of December 31, 1994 and 1993, total organizational costs, net of amortization, were $11,397 and $30,885, respectively.

     Investment Securities. In May, 1993, FASB issued Statement of Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS No. 115"), which the Company adopted as of December 31, 1993. SFAS No. 115 requires the reporting of certain securities at fair value except those securities which the Company has the positive intent and ability to hold to maturity. (Prior to the adoption of SFAS No. 115, all investment securities were carried at amortized cost). Management determines the appropriate classification of its investment securities at the time of purchase and accounts for them as follows:

     (i) Held to maturity - The category of securities "held to maturity" are those investment securities that management and the Company have the intent and ability at the time of purchase to hold until maturity. Securities in this category are carried at amortized cost, adjusted for accretion of discounts and amortization of premiums using the straight line method over the estimated life of each security. If a security has a decline in fair value below its amortized cost that is other than temporary, that security will be written down to its new cost basis by recording a loss in the consolidated statement of income.

     (ii) Available for sale - Investment securities to be held for indefinite periods of time and not intended to be held to maturity are classified as "available for sale". Assets included in this category are those assets that management intends to use as part of its asset/liability management strategy and that may be sold in response to changes in interest rates. Securities available for sale are recorded at fair value. Both unrealized holding gains and losses on securities available for sale, net of taxes, are included as a separate component of shareholders' equity in the consolidated balance sheet until these gains or losses are realized. The cost of

Community                National Bancorporation
Ashburn,                         Georgia
Notes to            Consolidated Financial Statements
December                    31, 1994 and 1993



     investment securities sold is determined by the specific identification method. If a security has a decline in fair value that is other than temporary, that security will be written down to its fair value by recording a loss in the consolidated statement of income.

     (iii) Trading securities - Securities that are held principally for the purpose of selling in the near future are classified as "trading securities". These securities are recorded at fair value. Both unrealized gains and losses are included in the consolidated statement of income. The Company currently has no securities classified as trading securities.

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

     Allowance for Possible Loan Losses. The provisions for loan losses charged to operating expenses reflect the amount deemed appropriate by management to establish an adequate reserve to meet the present and foreseeable risk characteristics of the current loan portfolio. Management's judgement is based on periodic evaluation of individual loans, the overall risk characteristics of the various portfolio segments, past experience with losses and prevailing and anticipated economic conditions. Note, however, that ultimate losses may vary from the current estimates and any adjustments are charged against earnings in the periods in which they become known. Loans which are determined to be uncollectible are charged against the allowance. Provisions for loan losses and recoveries on loans previously charged-off are added to the allowance.

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

     Income Taxes. The Company and the Bank file consolidated income tax returns. The Company and the Bank adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS No. 109") to be effective for the calendar year ended December 31, 1993. SFAS No. 109 utilizes the asset and liability method of accounting for income taxes rather than the deferred method which was previously utilized under Accounting Principles Board Opinion 11. Under SFAS No. 109, deferred income taxes are recognized for the tax consequences of "temporary differences" by applying enacted statutory tax rates applicable to future years to differences between financial statement carrying amounts and the tax basis of existing assets and liabilities. The effect on deferred income taxes of a change in tax rates is recognized as income in the period including the enactment date.

                    Community National Bancorporation
                            Ashburn, Georgia
               Notes to Consolidated Financial Statements
                       December 31, 1994 and 1993

     Statement of Cash Flows. For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks and federal funds sold. Generally, federal funds are purchased or sold for one-day periods.

     Profit Sharing Plan. During 1992, the Company instituted a Profit Sharing Plan (the "Plan") which covers substantially all of its full time employees upon their completion of one year of service, provided they are at least twenty-one years old. The Board of Directors determines the amounts to be contributed to the Plan on an annual basis. For the years ended December 31, 1994 and 1993, amounts of $51,626 and $60,000 were contributed to the Plan and included in the consolidated statements of income under "Salaries and benefits".

     Earnings Per Share. The weighted average number of shares outstanding as well as all common stock equivalents must be considered for purposes of computing earnings per share. Note that common stock equivalents are securities that enable their holders to obtain additional shares of common stock. Options and warrants are common stock equivalents. They are used in the computation of earnings per share only if, upon exercise, they dilute earnings per share by 3% or more. To compute earnings per share, adjusted net income is divided by the sum of weighted average common stock outstanding and common stock equivalents.

     Whenever the market price of a share of common stock exceeded the exercise price of any warrant or option during the calendar years 1994 and 1993, an increase equal to the number of shares which would be issuable on any such exercise of warrants and stock options was reflected as a common stock equivalent. However, since the treasury stock method was used, common stock equivalents may not exceed 20% of the outstanding shares. If, upon exercise, excess funds were available to acquire more than the 20% limit on common stock equivalents, any excess proceeds are assumed to be invested in treasury securities and the income from those investments used to adjust net income accordingly.

     Purchases for purposes of the primary earnings per share calculation were assumed to have been made at the average price of a share of common stock during the calendar year in question, while purchases for purposes of the fully diluted calculation were assumed to have been made at the calendar year-end price of a share of stock. Note that for the year 1993, warrants and stock options were anti-dilutive while for 1994 they were not.

                      1994 1993

Primary earnings per share
                      $1.58 $1.43
Fully diluted earnings per share
                      $1.58 $1.43

                    Community National Bancorporation
                            Ashburn, Georgia
               Notes to Consolidated Financial Statements
                       December 31, 1994 and 1993

Note 3 - Federal Funds Sold

     The Bank is required to maintain legal cash reserves computed by applying prescribed percentages to its various types of deposits. When the Bank's cash reserves are in excess of the required amount, the Bank may lend the excess to other banks on a daily basis. As of December 31, 1994 and 1993, the Bank lent, in the aggregate, $3,500,000 (to four banks) and $5,225,000 (to three banks), respectively, through the use of the federal funds market.


Note 4 - Securities Available for Sale

     The Company adopted the provisions of SFAS No. 115 at December 31, 1993. Accordingly, the Company's investment securities which are available for sale are recorded at fair value. Unrealized holding gains and losses on securities available for sale, net of taxes, are shown as a separate component of shareholders' equity on the consolidated balance sheets.

     At December 31, 1994, a net unrealized holding loss of $172,232 was shown as a component of shareholders' equity. At
December 31, 1993, a net unrealized holding gain of $129,174 was shown as a component of shareholders' equity.

     The amortized cost and fair values of investment securities available for sale as of December 31, 1994 follow:

                                   Gross
               Amortized         Unrealized          Fair
Description      Cost         Gains     Losses       Value

U.S. Treasury
  securities $2,082,270      $168 $(59,843)     $2,022,595
U.S. Agency
  securities  5,693,288       - - (138,008)      5,555,280
FRB stock        99,000       - -       - -          9,000
FHLB stock      171,900       - -       - -        171,900
Municipal
  securities    410,823       387   (3,276)        407,934
Mortgage backed
  securities  1,626,357     1,029  (61,415)      1,565,971
  Total securities
            $10,083,638    $1,584$(262,542)     $9,822,680

                    Community National Bancorporation
                            Ashburn, Georgia
               Notes to Consolidated Financial Statements
                       December 31, 1994 and 1993

  The amortized cost and fair values of investment securities available for sale as of December 31, 1993 are listed below:

                                   Gross
               Amortized         Unrealized          Fair
Description      Cost         Gains     Losses       Value

U.S. Treasury
  securities $2,539,099   $68,618      $- -     $2,607,717
U.S. Agency
  securities  4,224,692   116,526     (122)      4,341,096
FRB stock        99,000       - -       - -         99,000
Mortgage backed
  securities    295,429    10,696       - -        306,125
 Total securities
             $7,158,220  $195,840    $(122)     $7,353,938

     The amortized cost and fair value of securities available for sale at December 31, 1994, by contractual maturity, are shown in the following chart. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                    Amortized     Fair
                                      Cost        Value

Due in one year or less           $100,082      $100,250
Due after one through five years   675,476     7,477,625
Due after five through ten years   105,823       103,460
Due after ten years                305,000       304,474
FRB stock (no maturity)             99,000        99,000
FHLB stock (no maturity)           171,900       171,900
Mortgage-backed securities       1,626,357     1,565,971
     Total investment
securities                     $10,083,638    $9,822,680

     As of December 31, 1994, the Company had recorded a deferred asset in the amount of $88,726 arising from the unrealized loss of securities available for sale. Proceeds from sales of securities during 1994 were $4,174,687. Gross gains of $87,364 were realized on those sales.

     As of December 31, 1993, the Company had recorded a deferred liability in the amount of $66,544 arising from the unrealized gains of securities available for sale. Proceeds from sales of securities during 1993 were $3,109,687. Gross gains of $91,508 were realized on those sales. During 1993, there were losses in the amount of $1,489 resulting from the settlements of early paydowns on mortgage-backed securities.

     As of December 31, 1994, an aggregate amount of $2,341,331, consisting of total or portions of seven securities, were pledged as collateral for public funds deposits aggregating $1,013,686.

     As of December 31, 1993, an aggregate amount of $2,315,000, consisting of total or portions of eight securities, were pledged as collateral for public funds deposits aggregating $2,670,726.
  Community National Bancorporation
                            Ashburn, Georgia
               Notes to Consolidated Financial Statements
                       December 31, 1994 and 1993


Note 5 - Securities Held to Maturity

     At December 31, 1993, the Company implemented SFAS No. 115, which allows it to designate a portion of its securities portfolio as "held to maturity". Due to this designation, sales from this portfolio after December 31, 1993 are not anticipated except under rare circumstances. All securities held to maturity are recorded at amortized cost. The amortized cost and fair value of securities held to maturity as of December 31, 1994 follows:

                                 Gross
                Amortized                     Unrealized            Fair
Description      Cost         Gains     Losses       Value

Municipal securities
           $1,574,191         $- -  $(44,253)  $1,529,938
CDs at other banks
              100,000          - -        - -     100,000
  Total securities
           $1,674,191         $- -  $(44,253)  $1,629,938

     The amortized cost and fair value of securities held to maturity as of December 31, 1993 follows:

Municipal securities
           $1,448,008      $43,719       $- -  $1,491,727
CDs at other banks
              200,000          - -        - -     200,000
  Total securities
           $1,648,008      $43,719       $- -  $1,691,727

     The amortized cost and fair value of securities held to maturity at December 31, 1994, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                    Amortized     Fair
                                      Cost        Value

Due in one year or less           $184,996     $184,182
Due after one through five years 1,378,824    1,337,525
Due after five through ten years       - -         - -
Due after ten years                110,371      108,231
  Total investment securities   $1,674,191   $1,629,938

  Community National Bancorporation
                            Ashburn, Georgia
               Notes to Consolidated Financial Statements
                       December 31, 1994 and 1993


Note 6 - Loans

     The composition of net loans by major loan category, as of December 31, 1994 and 1993, follows:

                                                 December 31,



                                        1994          1993

Commercial, financial,
agricultural                    $26,023,979   $25,489,858
Real estate - construction          140,000       423,045
Real estate - mortgage            6,637,143     7,095,220
Installment                       9,474,923     7,298,824
Loans, gross                    $42,276,045   $40,306,947
Deduct:
  Allowance for loan losses         709,721       655,273
  Loans, net                    $41,566,324   $39,651,674

     As of December 31, 1994, loans in the amount of $81,311 were on non-accrual status. If interest had been accrued on those loans, interest income would have increased by $6,119 or $.01 per share. As of December 31, 1993, loans in the amount of $398,192 were on non-accrual status. If interest had been accrued on those loans, interest income would have increased by $33,659 or $.08 per share.


Note 7 - Allowance for Possible Loan Losses

  The allowance for possible loan losses is a valuation reserve available to absorb future loan charge-offs. The allowance is increased by provisions charged to operating expenses and by recoveries of loans which were previously written-off. The allowance is decreased by the aggregate loan balances, if any, which were deemed uncollectible during the year.
  Activity within the allowance for loan losses account for the years ended December 31, 1994 and 1993 follows:

                             Year ended December 31,
                                1994          1993

Balance, beginning of year $655,273       $520,288

Add:  Provision for loan losses
                            321,500        448,000
Add:  Recoveries of previously
  charged off amounts        22,228          7,440
Total                       999,001       $975,728
Deduct:  Amount charged-off
                          (289,280)      (320,455)
Balance, end of year        709,721       $655,273





                    Community National Bancorporation
                            Ashburn, Georgia
               Notes to Consolidated Financial Statements
                       December 31, 1994 and 1993

Note 8 - Property and Equipment

     Building, furniture, equipment, land and land improvements are stated at cost less accumulated depreciation. Components of property and equipment included in the consolidated balance sheets at December 31, 1994 and 1993 follow:

                                    December 31,
                              1994          1993

Land                        $61,168        $51,968
Land improvements            30,486         30,486
Building                    933,437        909,986
Furniture and equipment     624,158        611,586
  Total fixed assets      1,649,249     $1,604,026
Deduct: Accumulated depreciation
                            482,337        326,679
Total fixed assets, net  $1,166,912     $1,277,347

     Included in furniture and equipment are assets costing
$400,881 which are leased under two separate capital lease arrangements. Please refer to Note 14 for additional information concerning the capital leases.

     Depreciation expense for the years ended December 31, 1994 and 1993 amounted to $155,778 and $140,260, respectively. Depreciation is charged to operations over the estimated useful lives of the assets. The estimated useful lives and methods of depreciation for the principal items follow:

   Type of Asset             Life in YearsDepreciation Method

   Land improvements              2      Straight-line
   Furniture and equipment   1 to 7      Straight-line
   Building                      32      Straight-line


Note 9 - Commitments and Contingencies

     Please refer to Note 15 concerning contracts the Company executed with the Bank's chief executive officer and executive vice president.

     Please refer to Note 14 for the discussion concerning the lease of the Bank's equipment.

     Please refer to Note 16 concerning financial instruments with off-balance sheet risk.

Co                   mmunity National Bancorporation
As                           hburn, Georgia
No              tes to Consolidated Financial Statements
De                      cember 31, 1994 and 1993

Note 10 - Deposits

     The following details deposit accounts at December 31, 1994 and 1993:

                                  December 31,
                              1994          1993

Non-interest bearing deposits
                         $4,956,350     $3,619,337
Interest bearing deposits:
  NOW accounts            5,249,485      5,088,339
     Money market accounts5,911,642      6,455,133
     Savings              1,201,999        750,599
     Time, less than
     $100,000            28,150,528     26,779,597
     Time, $100,000 and over
                         10,478,376     10,009,743
     Total deposits     $55,948,380    $52,702,748

Note 11 - Interest on Deposits and Borrowings

     A summary of interest expense for the years ended December 31, 1994 and 1993 follows:

                                  December 31,
                              1994          1993

Interest on NOW and Super NOW accounts
                           $163,929       $128,337
Interest on money market accounts
                            200,139        197,068
Interest on savings accounts 33,292         23,056
Interest on CDs under $100,000
                          1,241,271      1,230,103
Interest on CDs $100,000 and over
                            452,846        542,573
Interest, other borrowings   14,324          8,379

  Total interest on deposits and borrowings
                         $2,105,801     $2,129,516

                    Community National Bancorporation
                            Ashburn, Georgia
               Notes to Consolidated Financial Statements
                       December 31, 1994 and 1993

Note 12 - Other Operating Expenses

     A summary of other operating expenses for the years ended
December 31, 1994 and 1993 follows:

                                  December 31,
                              1994          1993

Stationary and supplies     $37,273        $40,641
Professional fees           126,950         87,529
Courier & Postage            32,585         30,190
Advertising & business development
                             44,160         37,453
Repairs and maintenance      65,553         62,045
Utilities and telephone      40,467         38,976
Directors' fees              47,200         45,450
Taxes and licenses           56,333         49,761
All other operating expenses105,883         89,092

  Total other operating expenses
                            $556,40       $481,137


Note 13 - Income Taxes

     In February, 1992, FASB issued SFAS No. 109, "Accounting for Income Taxes". Under SFAS No. 109, deferred tax assets or liabilities are computed based on the difference between the financial statement and income tax basis of assets and liabilities using the enacted marginal tax rate. Deferred income tax expenses or credits are based on the changes in the asset or liability from period to period. Prior to January 1, 1993, deferred income tax expenses or credits were recorded to reflect the tax consequences of timing differences between the recording of income and expenses for financial reporting purposes and the filing of federal income tax returns at income tax rates then in effect.

     The Company elected to adopt SFAS No. 109 as of January 1, 1993. As permitted under Statement No. 109, prior period financial statements have not been restated. The cumulative effect of the change in the method of accounting for income taxes was insignificant to the Company's financial position and results of operations.

Co                   mmunity National Bancorporation
As                           hburn, Georgia
No              tes to Consolidated Financial Statements
De                      cember 31, 1994 and 1993


          As of December 31, 1994 and 1993, the Company's provision for income taxes consisted of the following:

                                                December 31,
                              1994          1993

 Current                   $363,956       $286,678
 Deferred                    45,770       (72,305)
 Federal income tax expense$409,726       $214,373

Deferred income taxes consist of the following:

                              1994          1993

Provision for loan losses   $20,235      $(72,305)
Start-up expenses            21,176            - -
Other                         4,359            - -
Total                       $45,770      $(72,305)

     The Company's provision for income taxes differs from the amounts computed by applying the federal income tax statutory rates to income before income taxes.

     A reconciliation of federal statutory income taxes to the Company's actual income tax provision follows:

                             Year ended December 31,
                              1994          1993

Income taxes at statutory rate
                           $421,630       $263,450
Tax-free investments       (23,782)       (23,008)
Decrease in valuation
  allowance, deferred asset  20,235       (26,410)
Other                       (8,357)            341
Total                      $409,726       $214,373


     Included under other assets at December 31, 1994 is a net deferred tax asset in the amount of $185,907. The tax effects of the temporary differences that comprise the net deferred tax asset follow:

Deferred tax assets:
  Unrealized loss on securities            $88,726
  Provision for loan losses                185,673
  Valuation allowance      (88,492)         97,181
    Net deferred tax asset                $185,907

                    Community National Bancorporation
                            Ashburn, Georgia
               Notes to Consolidated Financial Statements
                       December 31, 1994 and 1993

Note 14 - Capital Leases

     The Bank leases equipment (under two separate agreements) that is used in the ordinary course of business for operational needs. The leased equipment is a component of property and equipment on the consolidated balance sheets, and its cost is capitalized.
Those costs were $247,897 in 1992 and $152,984 in 1991.  The resulting liability account, obligation under capital lease, was also reflected in the Company's consolidated balance sheets. Note that the assets under capital leases are being amortized and included in the annual provision for depreciation expense.

     Future minimum lease commitments under these leases at December 31, 1994, follow:

January 1 to December 31, 1995             $88,734
January 1 to December 31, 1996              58,982
January 1 to December 31, 1997              14,745
Thereafter                                    - -
Total future minimum lease commitments                 162,461
Less:  amount representing interest                    (7,848)
          amount representing sales tax                (9,025)
Present value of minimum lease payments                $145,588

     Total payments during 1994 and 1993 under the two leases aggregated $97,651 and $94,024, respectively.

Note 15 - Related Party Transactions

     Stock Warrants and Options. In consideration of the directors' financial risks and efforts in organizing the Company and the Bank, each director was offered the opportunity to purchase investment units consisting of one share of the Company's common stock and a warrant to purchase one share of the Company's common stock. Each warrant entitles its holder to purchase the Company's common stock at a price of $10.00 per share at any time during the warrants' term of ten years. There were 97,750 units sold to organizers during the Company's initial offering, and as of December 31, 1994, there were 96,334 outstanding warrants.

     Under certain circumstances, the Bank's president and executive vice president are entitled to stock options. As of December 31, 1994, the president and executive vice president each had earned options to purchase 14,080 and 8,800 shares, respectively. The options are exercisable at $10.00 per share and mature at the end of seven years. The president has been granted all of the options outlined in his employment agreement. The executive vice president may earn options to purchase an additional 1,760 shares during 1995.

     Employment Agreements. In April, 1989, the Company entered into employment agreements with two of its directors who serve as the president and executive vice president of the Bank. Both agreements are for five year terms. The agreements provide health and disability insurance, other customary benefits and, as discussed above, the granting of stock options. Both agreements tie annual increases to any increase in the State of Georgia's Consumer Price Index. The president's annual base salary is $75,000 and the executive vice president's is $55,000. For the years ended December 31, 1994 and 1993, the Company incurred expenses for salary and benefits as follows: (i) for the president:
$144,457 and $123,145, respectively; and (ii) for the executive vice president: $112,997 and $100,588, respectively.

Co                   mmunity National Bancorporation
As                           hburn, Georgia
No              tes to Consolidated Financial Statements
De                      cember 31, 1994 and 1993

     Borrowings and Deposits by Directors and Executive Officers. Certain directors, executive officers and companies with which they are affiliated, are customers of and have banking transactions with the Bank in the ordinary course of business. As of December 31, 1994 and 1993, loans outstanding to directors, their related interests and executive officers aggregated $2,355,803 and $2,861,630, respectively. These loans were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable arms-length transactions.

     A summary of loan transactions with directors, including their affiliates, and executive officers during 1994 and 1993 follows:

                               1994           1993

Balance, beginning of year              $2,861,630$2,237,320
  New loans               2,153,560      2,854,541
  Less:  loan payments    2,659,387      2,230,231
  Balance, end of year   $2,355,803     $2,861,630

     Deposits by directors and their related interests, at December 31, 1994 and 1993, approximated $1,756,571 and $1,503,757, respectively.

     Total directors' fees aggregated $47,200 in 1994 and $45,450 in 1993.

Note 16 - Financial Instruments with Off-Balance Sheet Risk

     In the ordinary course of business, and to meet the financing needs of its customers, the Company is a party to various financial instruments with off-balance sheet risk. These financial instruments, which include commitments to extend credit and standby letters of credit, involve, to varying degrees, elements of credit and interest rate risk in excess of the amounts recognized in the balance sheets. The contract amount of those instruments reflects the extent of involvement the Company has in particular classes of financial instruments.

     The Company's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amounts of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments.

     Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any material condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require the payment of a fee. At December 31, 1994 and 1993, unfunded commitments to extend credit were $5,818,651 and $4,194,855, respectively. The Company evaluates each customer's credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management's credit evaluation of the borrower. Collateral varies but may include accounts receivable, inventory, property, plant and equipment, farm products, livestock and income producing commercial properties.

     At December 31, 1994 and 1993, commitments under letters of credit aggregated approximately $169,000 and $68,102, respectively. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Collateral varies but may include accounts receivable, inventory, equipment, marketable securities and property. Since most of the letters of credit are expected to expire without being
Community National Bancorporation
As                           hburn, Georgia
No              tes to Consolidated Financial Statements
De                      cember 31, 1994 and 1993

drawn upon, they do not necessarily represent future cash requirements.

     The Company makes commercial, agricultural, real estate and consumer loans to individuals and businesses located in and around Turner County, Georgia. The Company does not have a significant concentration of credit risk with any individual borrower. However, a substantial portion of the Company's loan portfolio is collateralized by real estate (mainly farmland) located in and around Turner County, Georgia.

Note 17 - Dividends

     Dividends are paid by the Company from its assets, which are provided mainly by dividends up-streamed from the Bank. Certain regulatory restrictions exist, however, regarding the ability of the Bank to transfer funds to the Company in the form of cash dividends, loans or advances.

     During 1994, the Company received $114,000 in dividends from the Bank and paid dividends in the amount of $.18 per share of common stock, or $63,360 in the aggregate to all its shareholders. During 1993, the Company received $73,000 in dividends from the Bank and paid dividends in the amount of $.14 per share of common stock, or $49,281 in the aggregate to all its shareholders.
Co                   mmunity National Bancorporation
As                           hburn, Georgia
No              tes to Consolidated Financial Statements
De                      cember 31, 1994 and 1993

Note 18 - Parent Company Financial Information

     This information should be read in conjunction with the other notes to the consolidated financial statements.

                       Parent Company Balance Sheets

                                   December 31,
Assets                         1994           1993
Cash                        $30,191           $852
Accounts receivable          54,561         29,990
Investment in CDs           100,000        100,000
Investment in the Bank    4,329,605      4,059,137
Organizational costs, net     2,128          5,776
Other assets                  1,000          1,000
Total Assets             $4,517,485     $4,196,755

Liabilities and Shareholders' Equity
Income taxes payable        $19,204           $- -
Accounts payable              8,434            652
Total Liabilities           $27,638           $652

Common stock             $1,767,085     $1,760,005
Paid-in-capital           1,712,903      1,705,823
Retained earnings         1,182,091        601,101
Unrealized gain (loss) on securities
                          (172,232)        129,174
Total Capital            $4,489,847     $4,196,103
Total liabilities and capital
                         $4,517,485     $4,196,755

                    Community National Bancorporation
                            Ashburn, Georgia
               Notes to Consolidated Financial Statements
                       December 31, 1994 and 1993

                   Parent Company Statements of Income


                            Years Ended December 31,
                               1994           1993
Revenues:
  Interest income            $4,449         $5,054
  Dividends from Bank       114,000         73,000
  Total revenues           $118,449        $78,054

Expenses:
  Professional fees         $30,555        $26,321
  Amortization of organization costs
                              3,648          3,648
  Other expenses             11,770          5,278
  Total expenses            $45,973        $35,247

Income (loss) before taxes and
equity in undistributed earnings of Bank
                            $72,476        $42,807
Income tax (benefit)            - -       (10,176)

Income before equity in
 undistributed earnings of Bank
                             72,476         52,983

Equity in undistributed earnings of Bank
                            571,874        507,498

Net Income                 $644,350       $560,481

                    Community National Bancorporation
                            Ashburn, Georgia
               Notes to Consolidated Financial Statements
                       December 31, 1994 and 1993

                  Parent Company Statements of Cash Flows

                            Years Ended December 31,
                               1994           1993

Cash flows from operating activities:
  Net income               $644,350       $560,481
  Adjustments to reconcile net
       income to net cash provided
     by operating activities:
       Equity in undistributed
          earnings of the Bank
                          (571,874)     ($507,498)
       Amortization of organization
          costs (Increase) in receivables    3,648     3,648
          and advances     (24,571)        (9,605)
       Increase in payables  26,986       (18,688)
Net cash provided
  by operating activities   $78,539        $28,338

Cash flows from financing activities:
  Proceeds from redemption of warrants
                            $14,160           $- -
  Payment of cash
dividends                  (63,360)       (49,281)
Net cash provided
 from financing activities
                          ($49,200)      ($49,281)

Net (decrease) in cash
  and cash equivalents       29,339       (20,943)
Cash and cash equivalents,
  beginning of year             852         21,795
Cash and cash equivalents, end of year
                            $30,191           $852


Note 19 - Subsequent Events

     Subsequent to December 31, 1994, and prior to the date of this report, the Company declared a dividend of $.18 per share for each share of its common stock outstanding. Any declaration of future dividends is within the Board of Directors' discretion and will depend, among other things, upon business conditions, earnings, capital position and applicable regulatory requirements.

Item 8.
 Changes in and Disagreements  With Accountants and Financial Disclosure.

          Not applicable. The Registrant did not change accountants in 1994 and continues to use the independent accounting firm of Francis & Company, CPAs.

                                PART III

Item 9.   Directors, Executive Officers, Promoters and Control
          Persons; Compliance with Section 16(a) of the Exchange
          Act.

          A. The following table sets forth the name of each director of the Registrant and the Bank, his/her age, positions held, and a brief description of his/her business experience. The Registrant's current members of the board of directors serve a term of one year. Except as otherwise indicated, each individual has been or was engaged in his/her present or last principal occupation, in the same or a similar position, for more than five years.

Name                 Age Position with Company and Bank and
                         Principal Occupation

T. Brinson Brock, Sr.38  Mr. Brock has been Vice President and
                         Secretary since November 1989 and a
                         director since August 1989 of the Company and Executive Vice President, Secretary and a director of the Bank since August 1990. Mr. Brock began his banking career in 1978 with Cordele Banking Company in Cordele, Georgia. In 1984 he joined Ashburn Bank as Vice President and was promoted to Senior Vice President in charge of lending in 1987. Mr Brock also has a beef cattle operation.

Willis R. Collins   49   Mr. Collins has been a director of the
                         Company since August 1989 and of the Bank since August 1990. Mr. Collins has been a County Commissioner since 1986. He has managed Turnco Farms since 1960 and he organized Cotton Warehouse, Inc. in 1988.

Gene Stallings Crawford
                    66   Mr. Crawford has been a director of the
                         Company since August 1989 and of the Bank since August 1990. For over forty years Mr. Crawford has been active in developing Crawford Cattle Company, a beef and feeder cattle production business.

Benny Warren Denham 64   Mr. Denham has been a director of the
                         Company since August 1989 and of the Bank since August 1990. Mr. Denham is a co-owner of Denham Farms and has operated this farming business since 1951.

Lloyd Greer Ewing   49   Mr. Ewing has been a director of the
                         Company since August 1989 and of the Bank since August 1990. Mr. Ewing joined
                         Ewing Buick, Pontiac GMC Trucks, Inc. in sales in 1973 and has progressed through the company for the past nineteen years.
                         He now is a 50% owner of the business and is General Manager. Mr. Ewing is a former member of the Board of Directors at First Federal Savings Bank of Turner
                         County.

Ronald Craig Huckaby
                    35   Mr. Huckaby has been a director of the
                         Company since August 1989 and of the Bank since August 1990. Mr. Huckaby is a farmer and cattleman. He owns 100% of Huckaby Farms, a row crop operation in Crisp and Dooly Counties.

Grady Elmer Moore   60   Mr. Moore has been a director of the
                         Company since August 1989 and of the Bank since August 1990. Mr. Moore runs a row crop operation, G.M. Farms, Inc., which he has pursued for the past thirty-five years.

Sara Ruth Raines    48   Mrs. Raines has been a director of the
                         Company since August 1989  and of the
                         Bank since August 1990.  Until recently,
                         Mrs. Raines has been President and 100%
                         owner of Hobby's Inc. of Ashburn, a local department (clothing) store.

Theron G. Reed      52   Mr. Reed has been President, Chief
                         Executive Officer and Treasurer since
                         November 1989 and a director since August
                         1989 of the Company and President, Chief
                         Executive Officer and a director of the
                         Bank since August 1990.  Mr. Reed was
                         employed by the Ashburn Bank from 1965
                         until his resignation in April 1989. He served as President and CEO of that institution from March 1980 until April
                         1989 and prior to that he served in
                         various other capacities ranging from
                         Assistant Vice President to Vise
                         President - Lending.

Benjamin E. Walker  63   Mr. Walker has been a director of the
                         Company since August 1989 and of the Bank since August 1990. Mr. Walker is the majority owner of M & W Sportswear, Inc., a local garment contracting company which has been in business since 1966. Mr.
                         Walker is also the majority owner of SWS
                         Garment, Inc., a uniform manufacturing
                         operation in Fitzgerald, Georgia.  Mr.
                         Walker is the former Chairman of the
                         Board of Citizens Bank of Ashburn.

Jimmie Ann Ward     57   Mrs. Ward has been a director of the
                         Company since August 1989 and of the Bank since August 1990. Mrs. Ward is a homemaker and community volunteer in
                         Turner County.

Freddie J. Weston, Jr.
                    57   Mr. Weston has been a director of the
                         Company since August 1989 and of the Bank since August 1990. Mr. Weston served in the U.S. Army for more than twenty-five years, retiring in October 1981. Since 1983, he has been the coordinator of Vocational Academic Education at Turner County High School where he teaches business and financial management.

     B. Set forth below is the name, age, title and description of prior business experience of the executive officers of the Registrant and the Bank. Executive officers are elected by the Board of Directors for one-year terms in March of each year and serve until their successors are elected and qualified.

     Theron G. Reed - Age 52. Mr. Reed has been President, Chief Executive Officer and Treasurer since November 1989 and a director since August 1989 of the Company and President, Chief Executive Officer and a director of the Bank since August 1990. Mr. Reed was employed by the Ashburn Bank from 1965 until his resignation in April 1989. He served as President and CEO of that institution from March 1980 until April 1989 and prior to that he served in various other capacities ranging from Assistant Vice President to Vice President - Lending.

     T. Brinson Brock, Sr. - Age 38. Mr. Brock has been Vice President and Secretary since November 1989 and a director since August 1989 of the Company and Executive Vice President, Secretary and a director of the Bank since August 1990. Mr. Brock began his banking career in 1978 with Cordele Banking Company in Cordele, Georgia. At Cordele Banking Company his major lending responsibilities were in the areas of consumer, commercial and agricultural lending. He also handled the "packaging" of SBA loans. In 1984 he joined Ashburn Bank as Vice President and served primarily as a commercial and agricultural loan officer. Promoted to Senior Vice President in charge of lending in 1987, he supervised a staff of four consumer, mortgage, agricultural, and commercial loan officers.

     Ava Lovett - Age 50. Ms. Lovett has been Vice President and Cashier of the Bank since May 1990. From 1989 through 1990, she was Vice President, Cashier, corporate secretary and operations compliance officer for Coffee County Bank, Douglas, Georgia. She supervised all activities of the bank policies and objectives and was responsible for the bank's daily reserve and money position. Ms. Lovett prepared management and regulatory reports to the Board, the annual budget, budget variance analysis and all regulatory
reports.   From 1987 through 1989, Ms. Lovett was Vice President,
Cashier and Secretary for Ashburn Bank, Ashburn, Georgia. She supervised all activities of the operations area and established operating procedures in accordance with bank policies and objectives. She was responsible for the bank's daily reserve and money position. From 1986 through 1987, Ms. Lovett was an Internal Auditor for Alma Exchange Bank, Alma, Georgia. She established and implemented an internal audit program for four banks in the bank holding company. In addition, she performed periodic examinations of all accounting records of the banks, performed continuous evaluation of operating procedures and prepared and presented reports to the Board. From 1982 through 1986 Ms. Lovett was a financial examiner with the Georgia Department of Banking and Finance, Atlanta, Georgia (District Office, Douglas, Georgia). She performed safety and soundness examinations of state chartered banks, credit unions and bank holding companies. Her responsibilities included examiner-in-charge duties, credit analysis and detail (audit) functions.

Item 10.   Executive Compensation.

          A.  Named Executive Officers.

     The following table set forth the compensation paid during 1994 to the named executive officers of the Registrant and the
Bank:

                        Summary Compensation Table




Name andPrincipal
Position   Year       Salary  Bonus      Stock
                                        Options Granted (1)  All Other
                                                           Compensation(2)

Theron G.  Reed
President &
CEo         1994     93, 630   15,000   3,520               32,307.00



            1993     93, 630   12,750   3,520                15,667.47



           1992      88, 925   12,500    3,520              10,649.62



1    Mr. Reed has been granted options to purchase shares of the
Registrant's common stock, which options are tied to the Bank's performance and profitability. When the Bank opened for business, Mr. Reed earned an option to acquire 1% of the Registrant's original stock issue. Thereafter, at the end of years two through four, Mr. Reed will have earned additional options to acquire 1% per year of the Registrant's original stock issue provided the Bank achieves the following return on assets in each year: calendar year two .3%; calendar year three .5%; and calendar year four .75%.
All options are exercisable at a price of $10.00 per share and are exercisable at any time for seven years afterward. In the event of a change of control of the Bank, prior to the expiration of five years from the date of Mr. Reed's employment contract, if Mr. Reed is still employed, then all stock options not already granted shall immediately be granted in the same manner as if such had been earned and notwithstanding the fact that the requirements for earning the options had not been met.

2    Amounts included in "All Other Compensation" include
contributions under the Company's profit sharing plan.

                     Option Grants in Last Fiscal Year

          Number of SecuritiesPercent of Options
          Underlying Options                Options Granted
Exercise       Expiration
Name           Granted                        to Employees
Price          Date

Theron G. Reed 3,520           66 2/3 %     $10.00                12/31/01

                               These options have been granted
pursuant to the performance stock option plan described in footnote 1 to the Summary Compensation Table, immediately above.

          The following table presents information regarding the value of unexercised options and warrants held at December 31, 1994. No stock options or warrants were exercised and there were no SARs outstanding during fiscal 1994.


                    Number of               Value Unexercised
               Unexercised Options          In-the-Money-Options
at FY-End           at FY-End(1)
                    Exercisable/                  Exercisable/
Name                     Unexercisable            Unexercisable

Theron G. Reed           19,080 (2)/0             $47,700/$0


(1) Dollar values calculated by determining the difference between the estimated fair market value of the Company's Common Stock at December 31, 1994 ($12.50) and the exercise price of such options.

(2) Includes 5,000 stock purchase warrants granted in connection the Company's initial stock offering.

          B.  Directors

               Each director of the Registrant receives $200 for each monthly meeting attended by him/her. In addition, directors who are members of the Loan Committee of the Board receive $100 for each meeting of such committee attended by them. In December of 1994 each director of the Bank received a $1,166.67 Christmas bonus. In consideration of their efforts in organizing the Bank and the Registrant and the attendant personal financial risks they have undertaken, directors were offered the opportunity to purchase investment units consisting of one share of common stock and a warrant to purchase one share of common stock for each share purchased for cash in the initial offering. The stock purchase warrants entitle the holder of the warrants to purchase the Registrant's stock at $10.00 per share at any time during the term of the warrant. The warrants have a term of ten years from August 6, 1990 (the date the Bank opened for business), with one-third of each of the director's warrants becoming vested and exercisable on December 14, 1991, and an additional one-third of each director's warrants becoming vested and exercisable each year on the anniversary of the Bank's opening for business. If the director meets the following service requirements, his or her warrants will be fully vested at the end of the Bank's third year of operation. To meet the service and vesting requirement, directors must attend at least 75% of all board meeting unless the absence is deemed by the Board of Directors to constitute an acceptable excuse. As of December 31, 1994, all of the directors met his/her service requirements and all of the warrants acquired by them have become vested.

Item 11.  Security Ownership of Certain Beneficial Owners and
Management. *

          The following table sets forth the ownership of the Registrant's common stock as of March 1, 1995, by each person known to the Registrant to own more than 5% of such common stock:


                                                     Amount and
Title of            Name and Address of              Nature of
Class           Beneficial Owner   Beneficial Owner    Percent of
                                                     Class1

Common Stock        T. Brinson Brock, Sr.22,998(2)   6.22%
Shares              1252 Brock Road
                    Arabi, Georgia  31712

Common Stock        Willis R. Collins   30,500(3)    8.42%
Shares              Rural Route 1, Box 102
                    Rebecca, Georgia 31783

Common Stock        Gene Stallings Crawford35,193(4) 9.68%
Shares              Rural Route 1, Box 225
                    Rebecca, Georgia 31783

Common Stock        Grady Elmer Moore   25,350(5)    6.93%
Shares              Rural Route 1, Box 875
                    Arabi, Georgia  31712

Common Stock        Sara Ruth Raines    22,500(6)    6.19%
Shares              130 Lamont Street
                    Ashburn, Georgia  31714

Common Stock        Theron G. Reed      23,721(7)    6.36%
Shares              Rural Route 1, Box 157
                    Rebecca, Georgia 31783

Common Stock        Benjamin E. Walker  20,500(8)    5.64%
Shares              P.O. Box 185
                    Ashburn, Georgia 31714

Common Stock        Jimmie Ann Ward     20,000(9)    5.50%
Shares              Route 1, Box 765
                    Ashburn, Georgia  31714

* Information relating to beneficial ownership of common stock is based upon "beneficial ownership" concepts set forth in rules of the SEC under Section 13(d) of the Securities Exchange Act of 1934, as amended (the "Act"). Under such rule a person is deemed to be a "beneficial owner" of a security if that person has or shares "voting power", which includes the power to vote or direct the voting of such security, or "investment power", which includes the power to dispose or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any security of which that person has the right to acquire beneficial ownership within sixty (60) days. Under the rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he has no beneficial interest. For instance, beneficial ownership includes spouses, minor children and other relatives residing in the same household, and trusts, partnerships, corporations or deferred compensation plans which are affiliated with the principal.

(1) The percentages are based on 353,417 shares outstanding, plus shares of common stock which may be acquired by the beneficial owner, or group of beneficial owners, within 60 days of March 1, 1995, by exercise of options and warrants. The percentage total differs from the sums of the individual percentages due to the differing denominators with respect to each calculation. The total shares owned and the ownership percentage do not include other options to purchase shares because such options are not presently exercisable.

(2) Includes 100 shares held as custodian for Brent Brock, 100 shares held as custodian for Kristen Brock, 100 shares held as custodian for Hunter Chess Brock, as to all of which Mr. Brock disclaims beneficial ownership. Does not include 1,000 shares owned by Mr. Brock's father, and 1,050 shares owned by his mother. Also includes the right to acquire 7,000 shares pursuant to currently exercisable warrants and the right to acquire 8,800 shares pursuant to current exercisable options.

(3) Includes 12,643 shares owned by Mr. Collins' wife as to which he disclaims beneficial ownership. Includes the right to acquire shares pursuant to 8,584 currently exercisable warrants.

(4) Includes 6,250 shares owned by Mr. Crawford's wife as to which he disclaims beneficial ownership, 2,705 shares held as custodian for his son Gene Scott Crawford and 2,705 shares held as custodian for his son Phillip Andrew Crawford. Includes the right to acquire 10,000 shares pursuant to currently exercisable warrants.

(5) Includes the right to acquire 12,250 shares pursuant to currently exercisable warrants.

(6) Includes 500 shares owned by Hobby's, Inc., and 7,500 shares owned by Mrs. Raines' husband. Does not include 400 shares owned by Mrs. Raines' son John D. Raines, III and 200 shares owned by her son Mitchell Davis Raines. Also includes the right to acquire 10,000 shares pursuant to currently exercisable warrants.

(7) Includes the right to acquire 14,080 shares pursuant to currently exercisable options and the right to acquire 5,000 shares pursuant to currently exercisable warrants.

(8) Includes the right to acquire 10,000 shares pursuant to currently exercisable warrants.

(9) Does not include 5,000 shares owned by Mrs. Ward's son as to which she disclaims beneficial ownership. Includes the right to acquire 10,000 shares pursuant to currently exercisable warrants.

          The following table sets forth the ownership of the Registrant's common stock as of March 1, 1995, by each director and by officers and directors as a group:

                                      Amount and Nature
Title of        Name of               of Beneficial  % of
 Class          Beneficial Owner      Ownership*     Class**

Common Stock    T. Brinson Brock, Sr.(1)22,998 shares 6.22%
Common Stock    Willis R. Collins(2)  30,500 shares   8.42
Common Stock    Gene Stallings Crawford(3)35,193 shares           9.68
Common Stock    Benny Warren Denham(4)12,800 shares   3.56
Common Stock    Lloyd Greer Ewing(5)  10,000 shares   2.79
Common Stock    Ronald Craig Huckaby(6)11,681 shares  3.21
Common Stock    Grady Elmer Moore (7) 25,350 shares   6.93
Common Stock    Sara Ruth Raines(8 22,500 shares      6.19
Common Stock    Theron G. Reed(9)     23,721 shares   6.36
Common Stock    Benjamin E. Walker(10)20,500 shares   5.64
Common Stock    Jimmie Ann Ward(11)   20,000 shares   5.50
Common Stock    Freddie J. Weston, Jr.(12)0 shares    1.40

All directors and officers as a group(13)           240,243 shares     50.83%
(12 persons)


* Information relating to beneficial ownership of common stock is based upon "beneficial ownership" concepts set forth in rules of the SEC under Section 13(d) of the Securities Exchange Act of 1934, as amended (the "Act"). Under such rule a person is deemed to be a "beneficial owner" of a security if that person has or shares "voting power", which includes the power to vote or direct the voting of such security, or "investment power", which includes the power to dispose or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any security of which that person has the right to acquire beneficial ownership within sixty (60) days. Under the rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he has no beneficial interest. For instance, beneficial ownership includes spouses, minor children and other relatives residing in the same household, and trusts, partnerships, corporations or deferred compensation plans which are affiliated with the principal.

**   The percentages are based on 353,417 shares outstanding, plus shares of common stock which may be acquired by the beneficial owner, or group beneficial owners, within 60 days of March 1, 1995, by exercise of options and warrants. The percentage total differs from the sums of the individual percentages due to the differing denominators with respect to each calculation. The total shares owned and the ownership percentage do not include other options or warrants to purchase shares because such options and warrants are not presently exercisable.

(1) Includes 100 shares held as custodian for Brent Brock, 100 shares held as custodian for Kristen Brock, 100 shares held as custodian for Hunter Chess Brock, as to all of which Mr. Brock disclaims beneficial ownership. Does not include 1,000 shares owned by Mr. Brock's father, and 1,050 shares owned by his mother. Also includes the right to acquire 7,000 shares pursuant to currently exercisable warrants and the right to acquire 8,800 shares pursuant to current exercisable options.

(2) Includes 12,643 shares owned by Mr. Collins' wife as to which he disclaims beneficial ownership. Includes the right to acquire shares pursuant to 8,584 currently exercisable warrants.

(3) Includes 6,250 shares owned by Mr. Crawford's wife as to which he disclaims beneficial ownership, 2,705 shares held as custodian for his son Gene Scott Crawford and 2,705 shares held as custodian for his son Phillip Andrew Crawford.
     Includes the right to acquire 10,000 shares pursuant to currently exercisable warrants.

(4) Includes 1,596 shares owned by Mr. Denham's wife as to which he disclaims beneficial ownership. Also includes the right to acquire 6,000 shares pursuant to currently exercisable warrants.

(5) Includes the right to acquire 5,000 shares pursuant to currently exercisable warrants.

(6) Includes the right to acquire 10,000 shares pursuant to currently exercisable warrants.

(7) Includes the right to acquire 12,250 shares pursuant to currently exercisable warrants.

(8) Includes 500 shares owned by Hobby's, Inc., and 7,500 shares owned by Mrs. Raines' husband. Does not include 400 shares owned by Mrs. Raines' son John D. Raines, III and 200 shares owned by her son Mitchell Davis Raines. Also includes the right to acquire 10,000 shares pursuant to currently exercisable warrants.

(9) Includes the right to acquire 14,080 shares pursuant to currently exercisable options and the right to acquire 5,000 shares pursuant to currently exercisable warrants.

(10) Includes the right to acquire 10,000 shares pursuant to currently exercisable warrants.

(11) Does not include 5,000 shares owned by Mrs. Ward's son as to which she disclaims beneficial ownership. Includes the right to acquire 10,000 shares pursuant to currently exercisable warrants.

(12) Includes the right to acquire 2500 shares pursuant to currently exercisable warrants.

(13) Warrants to purchase common stock of the Company at the original offering price were issued to each director of the Company and the Bank on the basis of one warrant for each share of common stock that they purchased in the initial offering. The stock purchase warrants entitle the holder of the warrants to purchase Company stock at $10.00 per share at any time during the term of the warrant. None of the warrants were exercisable until December 14, 1991 (which date is one year from the date the offering was completed). The warrants have a term of ten years from August 6, 1990 (the date the bank opened for business). One-third of each director's warrants became vested on December 14, 1991; an additional one-third have and will become vested and exercisable each year on the anniversary of the Bank's opening for business.
     If the director meets the following service requirements, his or her warrants will be fully vested at the end of the Bank's third year of operation. To meet the service and vesting requirement, directors must attend at least 75% of all board meetings unless the absence is deemed by the Board of Directors to constitute an acceptable excuse. The warrants exercisable on or after August 6, 1993, are reflected in the beneficial ownership table.

Item 12.  Certain Relationships and Related Transactions.

          During 1994 the Bank loaned funds to certain of the Company's executive officers and directors in the ordinary course of business, on substantially the same terms as those prevailing at the time for comparable transactions with other customers, and which did not involve more than the normal risk of collectibility or present other unfavorable features.

                                 Part IV

Item 13.  Exhibits List and Reports on Form 8-K.

          A.   Financial Statements.

               The following financial statements and accountants' reports have been filed as Item 7 in Part II of this report:

Independent Auditors' Report

Consolidated Balance Sheets-December 31, 1994 and 1993

Consolidated Statements of Income-years ended December 31, 1994 and
1993

Consolidated Statement of Changes in Stockholder's Equity-years ended December 31, 1994 and 1993

Consolidated Statements of Cash Flow-years ended December 31, 1994 and 1993

Notes to Consolidated Financial Statements

           B.  Exhibits.

3(a) Articles of Incorporation of Registrant (incorporated by reference to Exhibit 3(a) of Registration Statement of Form S-18, File No. 33-31013-A)

3(b) By-laws of Registrant (incorporated by reference to Exhibit
     3(b) of Registration Statement on Form S-18, File No. 33-
     31013-A)

10(a) Contract for Purchase of Realty (incorporated by reference to Exhibit 10(c) of Registration Statement on Form S-18, File No. 33-31013-A)

10(b)     Executor's Deed Under Power (incorporated by reference to
          Exhibit 10(d) of Registration Statement on Form S-18,
          File No. 33-31013-A)

10(c)     Partnership Agreement  (incorporated by reference to
          Exhibit 10(e) of Registration Statement on Form S-18,
          File No. 33-31013-A)

21   Subsidiaries of Registrant

27   Financial Data Schedule

          C.   Report on Form 8-K.

                                   No reports on Form 8-K were
filed during the fourth quarter of the year ended December 31, 1994.

          D.   Exhibits.

                                   All required exhibits other
than Exhibits 21and 27 are incorporated by reference as noted in Section B of Item 13 of Part IV of this report. Exhibits 21 and 27 can be found in the Exhibits section.


   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) for the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                     COMMUNITY NATIONAL BANCORPORATION
                               (Registrant)

                          BY: /s/ Theron G. Reed
                              Theron G. Reed
                           President, Principal
                  Executive Officer, Principal Financial Officer
Date:  March 30, 1995

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature                 Title                      Date

/s/ T. Brinson Brock, Sr. Executive Vice President      March 30, 1995
T. Brinson Brock, Sr.     and a Director
/s/ Willis R. Collins     Director                      March 30, 1995
Willis R. Collins
/s/ Gene Stallings CrawfordDirector                     March 30, 1995
Gene Stallings Crawford
/s/ Benny Warren Denham    Director                  March 30,
1995
Benny Warren Denham
/s/ Lloyd Greer Ewing      Director                  March 30,
1995
Lloyd Greer Ewing
/s/ Ronald Craig Huckaby  Director                   March 30,
1995
Ronald Craig Huckaby
/s/ Grady Elmer Moore     Director                   March 30,
1995
Grady Elmer Moore
/s/ Sara Ruth Raines     Director                    March 30,
1995
Sara Ruth Raines
/s/ Theron G. Reed      President,
                          Principal Executive        March 30, 1995
Theron G. Reed         Officer, Principal Financial
                        Officer and a Director
/s/ Jimmie Ann Ward           Director                  March 30, 1995
Jimmie Ann Ward
/s/ Benjamin E. Walker        Director              March 30,
1995
Benjamin E. Walker

/s/ Freddie J. Weston, Jr.      Director       March 30, 1995
Freddie J. Weston, Jr.

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED
PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT:

The Company's annual report and proxy material will be furnished to the Company's security holders subsequent to the filing of the Company's annual report in Form 10-KSB. When the annual report and proxy material are sent to the Company's security holders, the Company shall furnish copies of such material to the Commission.

                             INDEX TO EXHIBITS

Exhibit                                                Sequential
Number              Description                   Page Number

21                  Subsidiaries of Registrant      64

27                  Financial Data Schedule         66

                                EXHIBIT 21

                                   SUBSIDIARIES OF REGISTRANT


COMMUNITY NATIONAL BANK
561 East Washington Avenue
Ashburn, Georgia 31714