Form 10QSB
period 1995-03-31
COMMUNITY NATIONAL BANCORPORATION
filed 1995-05-10
CIK 855386

               SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, D.C. 20549
                  ---------------------------
                         FORM 10-QSB

(Mark One)

 X   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934
     For the quarterly period ended March 31, 1995.

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

561 E. Washington Avenue, P.O. Box 2619, Ashburn, Georgia 31714
     (Address of Principal Executive Offices)

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

     Common stock, $5.00 par value per share, 353,417 shares issued and outstanding as of May 1, 1995.

                         (Page 1 of 17)

PART I - FINANCIAL INFORMATION

    Item 1.  Financial Statements

                     COMMUNITY NATIONAL BANCORPORATION
                             ASHBURN, GEORGIA
                        Consolidated Balance Sheets

                                 ASSETS

                                              March 31,        December 31,
                                                1995              1994
                                             (Unaudited)       (Unaudited)

Cash and due from banks                      $ 1,226,448      $ 1,883,503
Federal funds sold                             3,550,000        3,500,000
  Total cash and cash equivalents            $ 4,776,448      $ 5,383,503
Securities:
 Available for sale, at fair values            7,857,819        9,822,680
 Held to maturity (Fair value of
  $1,656,282 (3-31-95) and
  $1,629,938 (12-31-94)                        1,670,644        1,674,191
Loans, net                                    46,602,971       41,566,324
Property and equipment, net                    1,131,339        1,166,912
Other assets                                   1,516,260        1,587,807
Total Assets                                 $63,555,481      $61,201,417


                       LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
 Deposits
  Non-interest bearing deposits              $ 3,607,592      $ 4,956,350
  Interest bearing deposits                   54,476,277       50,992,030
    Total deposits                           $58,083,869      $55,948,380
Obligation under capital lease                   124,196          145,588
Other liabilities                                566,141          617,602
  Total liabilities                          $58,774,206      $56,711,570

Commitments and contingencies

Shareholders' Equity:
 Common stock, $5.00 par value,
  10,000,000 shares authorized,
  353,417 issued and outstanding             $ 1,767,085      $ 1,767,085
 Paid-in-capital                               1,712,903        1,712,903
 Retained earnings                             1,337,170        1,182,091
 Unrealized (loss) on securities, net            (35,883)        (172,232)
  Total Shareholders' Equity                   4,781,275      $ 4,489,847
Total liabilities and shareholders' equity   $63,555,481      $61,201,417

         Refer to notes to the consolidated financial statements.
                   COMMUNITY NATIONAL BANCORPORATION
                          ASHBURN, GEORGIA
              Unaudited Consolidated Statements of Income



                                                 For the quarter
                                                 Ended March 31,
                                                1995         1994

Interest income                              $1,352,219   $1,198,060
Interest expense                                623,779      497,804
Net interest margin                             728,440      700,256

Provision for possible loan losses               55,000      144,000

Net interest income after provision
 for possible loan losses                       673,440      556,256

Gain on sale of securities                          689      106,608
Other income                                     94,163       97,629
Total other income                               94,852      204,237

Salaries and benefits                           219,941      190,418
Other operating expenses                        189,282      273,200
Total operating expenses                        409,223      463,618

Net income (loss) before taxes                  359,069      296,875
Provision for income taxes                      140,375      124,372

Net income after taxes                       $  218,694   $  172,503

Net Income Per Share                         $      .52   $      .44


Weighted average number
 of shares outstanding                          424,100      396,951













                Refer to notes to the financial statements.

                      COMMUNITY NATIONAL BANCORPORATION
                            ASHBURN, GEORGIA
              Unaudited Consolidated Statements of Cash Flows
                          for the quarter ended



                                                         March 31,
                                                    1995           1994

Cash flows from operating activities           $   333,939     $   380,619

Cash flows from investing activities:
  Funds from matured securities and paydowns       106,056       1,164,942
  Funds from sale of securities                  1,999,999       3,204,687
  Purchase of securities                              - -       (3,507,809)
  (Increase) in loans, net                      (5,091,647)       (444,528)
  Purchase of property and equipment                (5,884)         (6,576)
Net cash used in investing activities          $(2,991,476)    $   410,716

Cash flows from financing activities:
  Increase in customer deposits                $ 2,135,489     $   507,320
  Payment of cash dividends                        (63,615)        (63,360)
  (Decrease) in lease obligations                  (21,392)        (20,164)
Net cash provided from financing activities    $ 2,050,482     $   423,796

Net increase in cash and cash equivalents $ (607,055) $ 1,215,131 Cash and cash equivalents,
 beginning of period                             5,383,503       6,627,123
Cash and cash equivalents, end of period       $ 4,776,448     $ 7,842,254





















                   Refer to notes to the financial statements.
                COMMUNITY NATIONAL BANCORPORATION
                         ASHBURN, GEORGIA
              Notes to financial statements (Unaudited)
                          March 31, 1995



Note 1 - Basis of Presentation

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 1995 are not necessarily indicative of the results that may be expected for the year ending December 31, 1995. For further information, refer to the financial statements and footnotes included in the Company's annual report on Form 10-KSB for the year ended December 31, 1994.


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

     Basis of Accounting. The accounting and reporting policies of the Company conform to generally accepted accounting principles and to general practices in the banking industry. The Company uses


                 COMMUNITY NATIONAL BANCORPORATION
                         ASHBURN, GEORGIA
              Notes to financial statements (Unaudited)
                          March 31, 1995



the accrual basis of accounting by recognizing revenues when they are earned and expenses in the period incurred, without regard to the time of receipt or payment of cash.

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

(ii) Available for sale - Investment securities to be held for indefinite periods of time and not intended to be held to maturity are classified as "available for sale". Assets included in this category are those assets that management intends to use as part of its asset/liability management strategy and that may be sold
                COMMUNITY NATIONAL BANCORPORATION
                         ASHBURN, GEORGIA
              Notes to financial statements (Unaudited)
                          March 31, 1995


in response to changes in interest rates. Securities available for sale are recorded at fair value. Both unrealized holding gains and losses on securities available for sale, net of taxes, are included as a separate component of shareholders' equity in the consolidated balance sheet until these gains or losses are realized. The cost of investment securities sold is determined by the specific identification method. If a security has a decline in fair value that is other than temporary, that security will be written down to its fair value by recording a loss in the consolidated statement of income.

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

     Allowance for Possible Loan Losses. The provisions for loan losses charged to operating expenses reflect the amount deemed appropriate by management to establish an adequate reserve to meet the present and foreseeable risk characteristics of the current


                    COMMUNITY NATIONAL BANCORPORATION
                         ASHBURN, GEORGIA
              Notes to financial statements (Unaudited)
                          March 31, 1995


loan portfolio. Management's judgement is based on periodic evaluation of individual loans, the overall risk characteristics of the various portfolio segments, past experience with losses and prevailing and anticipated economic conditions. Note, however, that ultimate losses may vary from the current estimates and any adjustments are charged against earnings in the periods in which they become known. Loans which are determined to be uncollectible are charged against the allowance. Provisions for loan losses and recoveries on loans previously charged-off are added to the allowance.

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

     Statement of Cash Flows. For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks and federal funds sold. Generally, federal funds are purchased or sold for one-day periods.
                COMMUNITY NATIONAL BANCORPORATION
                         ASHBURN, GEORGIA
              Notes to financial statements (Unaudited)
                          March 31, 1995



     Profit Sharing Plan. During 1992, the Company instituted a Profit Sharing Plan (the "Plan") which covers substantially all of its full time employees upon their completion of one year of service, provided they are at least twenty-one years old. The Board of Directors determines the amounts to be contributed to the Plan on an annual basis.

     Earnings Per Share. Primary earnings per share are computed by dividing net earnings by the weighted average number of common stock and common stock equivalents outstanding during the year. The outstanding options and warrants are considered common stock equivalents. In the computation of primary earnings per share, however, a common stock equivalent is only used if its effect is dilutive.

     Dividends. The Company paid $.18 in dividends for each share of common stock, or $63,615 and $63,360 to all shareholders during the quarters ended March 31, 1995 and 1994, respectively. The declaration of future dividends is within the discretion of the Board of Directors and will depend, among other things, upon business conditions, earnings, the financial condition of the Bank and the Company, and regulatory requirements.

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

     On August 6, 1990 the subsidiary Bank was capitalized with a $3.3 million injection from the Company. By March 31, 1995, the Bank's capital had increased to $4.6 million through retained earnings. This level of capitalization, as measured by the Bank's primary regulator, the OCC, is adequate based on the following capital ratios and guidelines.

                            Bank's       Minimum required
                        Mar. 31, 1995     by regulator
Leverage ratio                7.6%             4.0%
Risk weighted ratio          10.5%             8.0%

     Total assets increased by $2.3 million to $63.5 million during the three-month period ended March 31, 1995. The increase was generated from higher deposits and profits. The additional funds that were generated through growth were utilized primarily to expand the loan portfolio.

     Liquidity is the Company's ability to meet all deposit withdrawals immediately, while also providing for the credit needs of customers. The March 31, 1995 financial statements evidence a satisfactory liquidity position as total cash and cash equivalents amounted to $4.8 million, representing 7.5% of total assets. Investment securities amounted to $9.5 million, representing 14.9% of total assets; these securities provide a secondary source of liquidity since they can be converted into cash in a timely manner. The subsidiary Bank is a member of the Federal Reserve System and is maintaining relationships with several correspondent banks and, thus, could obtain funds on short notice. The Company's management closely monitors and maintains appropriate levels of interest earning assets and interest bearing liabilities, so that maturities of assets are such that adequate funds are provided to meet customer withdrawals and loan demand. There are no trends, demands, commitments, events or uncertainties that will result in or are reasonably likely to result in the Company's liquidity increasing or decreasing in any material way.
Results of Operations

     Net income for the three months ended March 31, 1995 amounted to $218,694 or $.52 per share. This compares with net income of $172,503 or $.44 per share attained during the same three-month period one year earlier. The primary reasons for the increase in net income from 1994 to 1995 are as follows:

a. Net interest income, which represents the difference between interest received on interest earning assets and interest paid on interest bearing liabilities, has increased from $700,256 for the three months ended March 31, 1994 to $728,440 for the same period one year later, representing an increase of $28,184, or 4.0%.

b. Total operating expenses were reduced from $463,618 for the three months ended March 31, 1994 to $409,223 for the same period one year later.
     The reduction of $54,395 in operating expenses is the result of cost-cutting efforts undertaken by management.

c. Provisions for loan losses were reduced from $144,000 for the three-month period ended March 31, 1994 to $55,000 for the same three-month period one year later. As discussed below, the allowance for loan losses appears adequate.

d. Note that other income was reduced from $204,237 for the three-month period ended March 31, 1994 to $94,852 for the same period one year later. The significant reduction in other income is due to the sale of government-guaranteed loans for a profit of approximately $105,000 during the three-month period ended March 31, 1994. There were no such sales during the three-month period ended March 31, 1995.

     At March 31, 1995 the allowance for loan losses amounted to $750,339, or
1.58 percent of gross loans. Management considers the allowance for loan losses to be adequate and sufficient to absorb possible future losses; however, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses or that additional provisions to the allowance will not be required.

     The Company is not aware of any current recommendation by the regulatory authorities which, if they were to be implemented, would have a material effect on the Company's liquidity, capital resources, or results of operations.
PART II - OTHER INFORMATION

     Item 1. Legal Proceedings. There are no material pending legal proceedings to which the Company or the Bank is a party or of which any of their property is the subject.

     Item 2.  Changes in Securities.

     (a)  None.

     (b)  None.

     Item 3.  Defaults Upon Senior Securities.  None.

     Item 4. Submission of Matters to a Vote of Security Holders. No matter has been submitted to a vote of security-holders during the quarter ended March 31, 1995.

     Item 5.  Other Information.  None.


     Item 6.  Exhibits and Reports on Form 8-K.

     (a)  Exhibits

          3(a) Articles of Incorporation of Registrant (incorporated by reference to Exhibit 3(a) of Registration Statement on Form S-18, File No. 33-31013-A).

          3(b) By-laws of Registrant (incorporated by reference to Exhibit
               3(b) of Registration Statement on Form S-18, File No. 33-
               31013-A).

27   Financial Data Schedule

     (b) Reports on Form 8-K - There were no reports on Form 8-K filed during the quarter ended March 31, 1995.
                           SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                          COMMUNITY NATIONAL BANCORPORATION
                          (Registrant)


Date:  May 5, 1995       BY:  /s/ Theron G. Reed
                             Theron G. Reed
                             President,
                             Principal Executive Officer and
                             Principal Financial Officer