Form 10QSB
period 1995-06-30
COMMUNITY NATIONAL BANCORPORATION
filed 1995-08-11
CIK 855386

               SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, D.C. 20549
                  ---------------------------
                         FORM 10-QSB

(Mark One)

 X   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934
     For the quarterly period ended June 30, 1995.

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

     Common stock, $5.00 par value per share, 353,417 shares issued and outstanding as of August 1, 1995.


                         (Page 1 of 16)
PART I - FINANCIAL INFORMATION

    Item 1.  Financial Statements

                     COMMUNITY NATIONAL BANCORPORATION
                             ASHBURN, GEORGIA
                        Consolidated Balance Sheets

                                 ASSETS

                                              June 30,        December 31,
                                                1995              1994
                                             (Unaudited)       (Unaudited)

Cash and due from banks                      $ 2,544,861      $ 1,883,503
Federal funds sold                                  - -         3,500,000
  Total cash and cash equivalents            $ 2,544,861      $ 5,383,503
Securities:
 Available for sale, at fair values            7,495,343        9,822,680
 Held to maturity (Fair value of
  $1,575,292 (6-30-95) and
  $1,629,938 (12-31-94)                      $ 1,567,050      $ 1,674,191
Loans, net                                    50,966,708       41,566,324
Property and equipment, net                    1,118,982        1,166,912
Other assets                                   1,926,180        1,587,807
Total Assets                                 $65,619,124      $61,201,417


                       LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
 Deposits
  Non-interest bearing deposits              $ 3,222,864      $ 4,956,350
  Interest bearing deposits                   56,377,389       50,992,030
    Total deposits                           $59,600,253      $55,948,380
Obligation under capital lease                   102,486          145,588
Other liabilities                                862,803          617,602
  Total liabilities                          $60,565,542      $56,711,570

Commitments and contingencies

Shareholders' Equity:
 Common stock, $5.00 par value,
  10,000,000 shares authorized,
  353,417 issued and outstanding             $ 1,767,085      $ 1,767,085
 Paid-in-capital                               1,712,903        1,712,903
 Retained earnings                             1,552,656        1,182,091
 Unrealized gain on securities, net               20,938         (172,232)
  Total Shareholders' Equity                 $ 5,053,582      $ 4,489,847
Total liabilities and shareholders' equity   $65,619,124      $61,201,417

Refer to notes to the consolidated financial statements.

                              COMMUNITY NATIONAL BANCORPORATION
                                  ASHBURN, GEORGIA
                        Unaudited Consolidated Statements of Income
                                for the quarter ended


                                                      June 30,
                                                  1995         1994


Interest income                               $1,583,489    $1,125,772
Interest expense                                 732,430       512,905

Net interest margin                              851,059       612,867

Provisions for possible loan losses              103,120        75,000

  Net interest income after provisions
   for possible loan losses                      747,939       537,867

(Loss) on sale of securities                      (2,792)         - -
Other income                                     102,381        81,586
Total other income                                99,589        81,586

Salaries and benefits                            215,445       187,581
Other operating expenses                         289,472       230,046
 Total other expenses                            504,917       417,627

Net income before income taxes                   342,611       201,826
Provision for income taxes                       127,125        46,850

Net income                                    $  215,486    $  154,976


Net income per share                          $      .51    $      .39


Weighted average number of shares outstanding    424,100       398,367













Refer to notes to the consolidated financial statements

                              COMMUNITY NATIONAL BANCORPORATION
                                   ASHBURN, GEORGIA
                           Unaudited Consolidated Statements of Income
                               for the two quarters ended


                                                      June 30,
                                                  1995         1994


Interest income                               $2,935,708    $2,323,832
Interest expense                               1,356,209     1,010,709

Net interest margin                            1,579,499     1,313,123

Provisions for possible loan losses              158,120       219,000
  Net interest income after provisions
   for possible loan losses                    1,421,379     1,094,123

(Loss) on sale of securities                      (2,103)      106,608
Other income                                     196,544       179,215
Total other income                               194,441       285,823

Salaries and benefits                            435,386       377,999
Other operating expenses                         478,754       503,246
 Total other expenses                            914,140       881,245

Net income before taxes                          701,680       498,701

Provision for income taxes                       267,500       171,222

Net income                                    $  434,180    $  327,479


Net income per share                          $     1.02    $      .82


Weighted average number
 of shares outstanding                           424,100       397,541












Refer to notes to the consolidated financial statements.


                        COMMUNITY NATIONAL BANCORPORATION
                              ASHBURN, GEORGIA
                  Unaudited Consolidated Statements of Cash Flows
                        for the two quarters ended



                                                         June 30,
                                                  1995             1994

Cash flows from operating activities        $   670,623       $    120,543

Cash flows from investing activities:
  Funds from maturing or
   amortising securities                    $   145,520       $  1,964,942
  Funds from sale of securities               3,895,500          3,204,687
  Purchase of securities                     (1,501,953)        (5,426,125)
  (Increase) in loans, net                   (9,558,504)        (1,310,435)
  Purchase of property and equipment            (34,984)           (29,271)
    Net cash used in investing activities   $(7,054,421)      $ (1,596,202)

Cash flows from financing activities:
  Sale of common stock                      $      - -        $     14,160
  Increase in customer deposits               3,651,873            498,554
  Payment of cash dividends                     (63,615)           (63,360)
  Decrease in lease obligations                 (43,102)           (40,531)
   Net cash provided
     from financing activities              $ 3,545,156       $    408,823

Net increase (decrease) in
 cash and cash equivalents                  $(2,838,642)      $ (1,066,836)
Cash and cash equivalents,
 beginning of period                          5,383,503          6,627,123
Cash and cash equivalents, end of period    $ 2,544,861       $  5,560,287

















Refer to notes to the consolidated financial statements.

                COMMUNITY NATIONAL BANCORPORATION
                         ASHBURN, GEORGIA
       Notes to consolidated financial statements (Unaudited)
                          June 30, 1995



Note 1 - Basis of Presentation

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-QSB. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 1995 are not necessarily indicative of the results that may be expected for the year ending December 31, 1995. For further information, refer to the financial statements and footnotes included in the Company's annual report on Form 10-KSB for the year ended December 31, 1994.


Note 2 - Organization of the Business

     Community National Bancorporation, Ashburn, Georgia (the "Company") was organized in August, 1989 to serve as a holding company for a proposed de novo bank, Community National Bank, Ashburn, Georgia (the "Bank"). The Bank was chartered and is currently regulated by the Office of the Comptroller of the Currency. Its deposits are each insured up to $100,000, subject to aggregation rules, by the Federal Deposit Insurance Corporation. The Company purchased 100 percent of the Bank's shares by injecting $3.3 million into the Bank's capital accounts immediately prior to commencement of banking operations (August, 1990).


Note 3 - Summary of Significant Accounting Policies

     Basis of Presentation and Reclassification. The consolidated financial statements include the accounts of both the Company and the Bank. All intercompany accounts and transactions have been eliminated in consolidation. Certain prior year amounts have been reclassified to conform to the current year presentation.

     Basis of Accounting. The accounting and reporting policies of the Company conform to generally accepted accounting principles and to general practices in the banking industry. The Company uses

                COMMUNITY NATIONAL BANCORPORATION
                         ASHBURN, GEORGIA
       Notes to consolidated financial statements (Unaudited)
                          June 30, 1995



the accrual basis of accounting by recognizing revenues when earned and expenses in the period incurred, without regard to the time of receipt or payment of cash.

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

                COMMUNITY NATIONAL BANCORPORATION
                         ASHBURN, GEORGIA
       Notes to consolidated financial statements (Unaudited)
                          June 30, 1995


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

                COMMUNITY NATIONAL BANCORPORATION
                         ASHBURN, GEORGIA
       Notes to consolidated financial statements (Unaudited)
                          June 30, 1995



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

                COMMUNITY NATIONAL BANCORPORATION
                         ASHBURN, GEORGIA
       Notes to consolidated financial statements (Unaudited)
                          June 30, 1995



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

     Dividends. The Company paid $.18 in dividends for each share of common stock during each of the six-month periods ended June 30, 1995 and 1994. No other dividends have been declared. The declaration of future dividends is within the discretion of the Board of Directors and will depend, among other things, upon business conditions, earnings, the financial condition of the Bank and the Company and regulatory requirements.

Item 2 - Management Discussion and Analysis of Financial Condition and Results of Operation.

Liquidity and Sources of Capital

     Community National Bancorporation (the "Company") was organized in August, 1989 and began banking operations through its wholly owned subsidiary, Community National Bank (the "Bank"), on August 6, 1990. During the period from April, 1989 (inception) to August 6, 1990, the Company was in the development stage and devoted most of its efforts to organizing, incorporating, planning, raising capital and recruiting personnel for the Bank.

     On August 6, 1990 the Bank was capitalized with a $3.3 million injection from the Company. By June 30, 1995, the Bank's capital had increased to $4.9 million through retained earnings. This level of capitalization, as measured by the Bank's primary regulator, the OCC, is adequate based on the following capital ratios and guidelines.

                            Bank's       Minimum required
                        June 30, 1995     by regulator
Leverage ratio                7.2%             4.0%
Risk weighted ratio          10.3%             8.0%

     Total assets increased by $4.4 million to $65.6 million during the six-month period ended June 30, 1995. The increase was generated from higher deposits and profits. The additional funds that were generated through growth were utilized primarily to expand the loan portfolio.

     Liquidity is the Company's ability to meet all deposit withdrawals immediately, while also providing for the credit needs of customers. The June 30, 1995 financial statements evidence a satisfactory liquidity position as total cash and cash equivalents amounted to $2.5 million, representing 3.9% of total assets. Investment securities amounted to $9.1 million, representing 13.8% of total assets. These securities provide a secondary source of liquidity since they can be converted into cash in a timely manner. Since the Bank is a member of the Federal Reserve System and maintains relationships with several correspondent banks, it could obtain funds on short notice. The Company's management closely monitors and maintains appropriate levels of interest earning assets and interest bearing liabilities, so that maturities of assets are such that adequate funds are provided to meet customer withdrawals and loan demand.
There are no trends, demands, commitments, events or uncertainties that will result in or are reasonably likely to result in the Company's liquidity increasing or decreasing in any material way.
Results of Operations

     Net income for the six months ended June 30, 1995 amounted to $434,180 or $1.02 per share. This compares with net income of $327,479 or $.82 per share attained during the same six-month period one year earlier. The primary reasons for the increase in net income from 1994 to 1995 are as follows:

a. Net interest income, which represents the difference between interest received on interest earning assets and interest paid on interest bearing liabilities, has increased from $1,313,123 for the six months ended June 30, 1994 to $1,579,499 for the same period one year later, representing an increase of $266,376, or 20.3%.

b. Provisions for loan losses were reduced from $219,000 for the six-month period ended June 30, 1994 to $158,120 for the same six-month period one year later. As discussed below, the allowance for loan losses appears adequate.

c. Note that other income was reduced from $285,823 for the six-month period ended June 30, 1994 to $194,441 for the same period one year later. The significant reduction in other income is due to the sale of government guaranteed loans for a profit of approximately $105,000 during the six-month period ended June 30, 1994. There were no such sales during the six-month period ended June 30, 1995.

     At June 30, 1995 the allowance for loan losses amounted to $777,127, or
1.50 percent of gross loans. Management considers the allowance for loan losses to be adequate and sufficient to absorb possible future losses. However, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses or that additional provisions to the allowance will not be required.

     The Company is not aware of any current recommendation by the regulatory authorities which, if implemented, would have a material effect on the Company's liquidity, capital resources or results of operations.

PART II - OTHER INFORMATION

     Item 1. Legal Proceedings. There are no material pending legal proceedings to which the Company or the Bank is a party or of which any of their property is the subject.

     Item 2.  Changes in Securities.

     (a)  None.

     (b)  None.

     Item 3.  Defaults Upon Senior Securities.  None.

     Item 4. Submission of Matters to a Vote of Security Holders. An annual meeting of the security holders of the Company was held on May 10, 1995 (the "Annual Meeting"). The following individuals were elected directors of the Company at the Annual Meeting.

          T. Brinson Brock, Sr.
          Willis R. Collins
          Gene Stallings Crawford
          Benny Warren Denham
          Lloyd Greer Ewing
          Ronald Craig Huckaby
          Grady Elmer Moore
          Sara Ruth Raines
          Theron G. Reed
          Benjamin E. Walker
          Jimmie Ann Ward
          Freddie J. Weston, Jr.

     All of the currently serving directors of the Company were elected at the Annual Meeting. Other than the directors identified above, the Company does not have any directors whose term of office continued after the Annual Meeting.

     The election of directors was the only matter voted upon at the Annual meeting. Of the 353,417 shares of common stock of the Company issued and outstanding, 200,109 were represented, either in person or by proxy, at the Annual Meeting. All 200,109 shares represented at the Annual Meeting were voted for the election of each director whose name is set forth above.

     Item 5.  Other Information.  None.


     Item 6.  Exhibits and Reports on Form 8-K.

     (a)  Exhibits

     3(a) Articles of Incorporation of Registrant (incorporated by reference to Exhibit 3(a) of Registration Statement on Form S-18, File No. 33-31013-
     A).

     3(b) By-laws of Registrant (incorporated by reference to Exhibit 3(b) of Registration Statement on Form S-18, File No. 33-31013-A).

     27.  Financial Data Schedule.

     (b) Reports on Form 8-K - There were no reports on Form 8-K filed during the quarter ended June 30, 1995.


                          SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                          COMMUNITY NATIONAL BANCORPORATION
                          (Registrant)


Date:  August 11, 1995   BY:  /s/ Theron G. Reed
                             Theron G. Reed
                             President,
                             Principal Executive Officer and
                             Principal Financial Officer

Financial Data Schedule Submitted Under Item 601(a)(27) of Regulation S-B

This schedule contains summary financial information extracted from Community National Bancorporation's unaudited consolidated financial statements for the period ended June 30, 1995 and is qualified in its entirety by reference to such financial statements.

Item Number    Item Description                    Amount

  9-03(1)        Cash and due from banks           $ 2,544,861
  9-03(2)        Interest bearing deposits             100,000
  9-03(3)        Federal funds sold - purchased
                  securities for sale                        0
  9-03(4)        Trading account assets                      0
  9-03(6)        Investment and mortgage backed
                  securities held for sale           7,495,343
  9-03(6)        Investment and mortgage backed
                  securities held to maturity -
                  carrying value                     1,567,050
  9-03(6)        Investment and mortgage backed
                  securities held to maturity -
                  market value                       1,575,292
  9-03(7)        Loans                              51,743,835
  9-03(7)(2)     Allowance for losses                  777,127
  9-03(11)       Total assets                       65,619,124
  9-03(12)       Deposits                           59,600,253
  9-03(13)       Short-term borrowings                       0
  9-03(15)       Other liabilities                     965,289
  9-03(16)       Long-term debt                              0
  9-03(19)       Preferred stock -
                  mandatory redemption                       0
  9-03(20)       Preferred stock -
                  no mandatory redemption                    0
  9-03(21)       Common stocks                       1,767,085
  9-03(22)       Other stockholders' equity          3,286,497
  9-03(23)       Total liabilities and
                  stockholders' equity              65,619,124
  9-04(1)        Interest and fees on loans          2,579,076
  9-04(2)        Interest and dividends
                  on investments                       356,632
  9-04(4)        Other interest income                       0
  9-04(5)        Total interest income               2,935,708
  9-04(6)        Interest on deposits                1,350,958
  9-04(9)        Total interest expense              1,356,209
  9-04(10)       Net interest income                 1,579,499
  9-04(11)       Provision for loan losses             158,120
  9-04(13)(h)    Investment securities gains/losses     (2,103)
  9-04(14)       Other expenses                        914,140
  9-04(15)       Income/loss before income tax         701,680
Item Number      Item Description                    Amount

  9-04(17)       Income/loss before
                  extraordinary items                  701,680
  9-04(18)       Extraordinary items, less tax               0
  9-04(19)       Cumulative change in
                  accounting principles                      0
  9-04(20)       Net income or loss                    434,180
  9-04(21)       Earnings per share - primary             1.02
  9-04(21)       Earnings per share - fully diluted       1.02



  I.B.5.         Net yield - interest earning
                  assets - actual                         5.20%
  III.C.1(a)     Loans on non-accrual                   26,014
  III.C.1(b)     Accruing loans past due
                  90 days or more                            0
  III.C.1(c)     Troubled debt restructuring                 0
  III.C.2.       Potential problem loans                     0
  IV.A.1         Allowance for loan losses -
                  beginning of period                  709,721
  IV.A.2         Total chargeoffs                      100,108
  IV.A.3         Total recoveries                        9,514
  IV.A.4         Allowance for loan losses -
                  end of period                        777,127
  IV.B.1         Loan loss allowance allocated to
                  domestic loans                       756,000
  IV.B.2         Loan loss allowance allocated to
                  foreign loans                              0
  IV.B.3         Loan loss allowance - unallocated      21,127