Form 10QSB
period 1995-09-30
COMMUNITY NATIONAL BANCORPORATION
filed 1995-11-13
CIK 855386

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-QSB

(Mark One)

  X  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 1995.

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

Yes   X            No _____

APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date.

Common stock, $5.00 par value per share, 353,417 shares issued and outstanding as of November 3, 1995.

Transitional Small Business Disclosure Format:     Yes _____     No   X

PART I - FINANCIAL INFORMATION

    Item 1.  Financial Statements

COMMUNITY NATIONAL BANCORPORATION
ASHBURN, GEORGIA
Consolidated Balance Sheets

                                 ASSETS

                                             September 30,    December 31,
                                                1995              1994
                                             (Unaudited)       (Unaudited)

Cash and due from banks                      $ 1,667,197      $ 1,883,503
Federal funds sold                             3,500,000        3,500,000
  Total cash and cash equivalents            $ 5,167,197      $ 5,383,503
Securities:
 Available for sale, at fair values            6,274,504        9,822,680
 Held to maturity (Fair value of
  $1,672,031 (9-30-95) and
  $1,629,938 (12-31-94)                      $ 1,663,426      $ 1,674,191
Loans, net                                    53,670,219       41,566,324
Property and equipment, net                    1,112,688        1,166,912
Other assets                                   2,313,882        1,587,807
Total Assets                                 $70,201,916      $61,201,417

        LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
 Deposits
  Non-interest bearing deposits              $ 3,586,370      $ 4,956,350
  Interest bearing deposits                   55,478,718       50,992,030
    Total deposits                           $59,065,088      $55,948,380
Obligation under capital lease                    80,336          145,588
Other liabilities                              5,803,981          617,602
  Total liabilities                          $64,949,405      $56,711,570

Commitments and contingencies

Shareholders' Equity:
 Common stock, $5.00 par value,
  10,000,000 shares authorized,
  353,417 issued and outstanding             $ 1,767,085      $ 1,767,085
 Paid-in-capital                               1,712,903        1,712,903
 Retained earnings                             1,765,594        1,182,091
 Unrealized gain on securities, net                6,929         (172,232)
  Total Shareholders' Equity                 $ 5,252,511      $ 4,489,847
Total liabilities and shareholders' equity   $70,201,916      $61,201,417

Refer to notes to the consolidated financial statements.

COMMUNITY NATIONAL BANCORPORATION
ASHBURN, GEORGIA
Unaudited Consolidated Statements of Income for the quarter ended


                                                    September 30,
                                                  1995         1994


Interest income                               $1,619,928    $1,179,680
Interest expense                                 825,135       527,685

Net interest margin                              794,793       651,995

Provisions for possible loan losses               75,000        85,000

  Net interest income after provisions
   for possible loan losses                      719,793       566,995

(Loss) on sale of securities                      (1,963)         - -
Other income                                      94,760        87,773
Total other income                                92,797        87,773

Salaries and benefits                            211,626       189,773
Other operating expenses                         285,002       237,776
 Total other expenses                            496,628       427,549

Net income before income taxes                   315,962       227,219
Provision for income taxes                       103,025       118,445

Net income                                    $  212,937    $  108,774


Net income per share                          $      .50    $      .27


Weighted average number of shares outstanding    424,100       397,297



Refer to notes to the consolidated financial statements

COMMUNITY NATIONAL BANCORPORATION
ASHBURN, GEORGIA
Unaudited Consolidated Statements of Income for the three quarters ended


                                                    September 30,
                                                  1995         1994


Interest income                               $4,555,636    $3,503,512
Interest expense                               2,181,344     1,538,394

Net interest margin                            2,374,292     1,965,118

Provisions for possible loan losses              233,120       304,000
  Net interest income after provisions
   for possible loan losses                    2,141,172     1,661,118

(Loss) on sale of securities                      (4,066)      106,608
Other income                                     291,304       266,948
Total other income                               287,238       373,556

Salaries and benefits                            647,012       567,772
Other operating expenses                         763,756       740,982
 Total other expenses                          1,410,768     1,308,754

Net income before taxes                        1,017,642       725,920

Provision for income taxes                       370,525       289,667

Net income                                    $  647,117    $  436,253


Net income per share                          $     1.52    $     1.10


Weighted average number
 of shares outstanding                           424,100       397,927


Refer to notes to the consolidated financial statements.

COMMUNITY NATIONAL BANCORPORATION
ASHBURN, GEORGIA
Unaudited Consolidated Statements of Cash Flows for the three quarters ended



                                                    September 30,
                                                  1995             1994

Cash flows from operating activities       $    134,992       $   (182,699)

Cash flows from investing activities:
  Funds from maturing or
   amortising securities                   $    675,906       $  3,164,942
  Funds from sale of securities               4,799,477          3,204,687
  Purchase of securities                     (1,501,953)        (6,714,260)
  (Increase) in loans, net                  (12,337,015)        (3,136,519)
  Purchase of property and equipment            (75,554)           (40,667)
    Net cash used in investing activities  $ (8,439,139)      $ (3,521,817)

Cash flows from financing activities:
  Increase in federal funds purchased      $  5,100,000       $       - -
  Increase in customer deposits               3,116,708            592,476
  Payment of cash dividends                     (63,615)           (63,360)
  Decrease in lease obligations                 (65,252)           (61,151)
   Net cash provided
     from financing activities             $  8,087,841       $    467,965

Net increase (decrease) in
 cash and cash equivalents                 $   (216,306)      $ (3,236,551)
Cash and cash equivalents,
 beginning of period                          5,383,503          6,627,123
Cash and cash equivalents, end of period   $  5,167,197       $  3,390,572


Refer to notes to the consolidated financial statements.


COMMUNITY NATIONAL BANCORPORATION
ASHBURN, GEORGIA
Notes to consolidated financial statements (Unaudited)
September 30, 1995



Note 1 - Basis of Presentation

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-QSB. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 1995 are not necessarily indicative of the results that may be expected for the year ending December 31, 1995. For further information, refer to the financial statements and footnotes included in the Company's annual report on Form 10-KSB for the year ended December 31, 1994.


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

     Basis of Accounting. The accounting and reporting policies of the Company conform to generally accepted accounting principles and to general practices in the banking industry. The Company uses the accrual basis of accounting by recognizing revenues when earned and expenses in the period incurred, without regard to the time of receipt or payment of cash.

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

     Dividends. The Company paid $.18 in dividends for each share of common stock during each of the nine-month periods ended September 30, 1995 and 1994. No other dividends have been declared. The declaration of future dividends is within the discretion of the Board of Directors and will depend, among other things, upon business conditions, earnings, the financial condition of the Bank and the Company and regulatory requirements.

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

     On August 6, 1990 the Bank was capitalized with a $3.3 million injection from the Company. By September 30, 1995, the Bank's capital had increased to $5.1 million through retained earnings. This level of capitalization, as measured by the Bank's primary regulator, the OCC, is adequate based on the following capital ratios and guidelines.

                            Bank's       Minimum required
                        Sept. 30, 1995     by regulator
Leverage ratio                7.3%             4.0%
Risk weighted ratio          10.3%             8.0%

     Total assets increased by $9.0 million to $70.2 million during the nine-month period ended September 30, 1995. The increase was generated from higher deposits and profits as well as borrowings from the federal funds market. The additional funds that were generated were utilized primarily to expand the loan portfolio.

     Liquidity is the Company's ability to meet all deposit withdrawals immediately, while also providing for the credit needs of customers. The September 30, 1995 financial statements evidence a fair liquidity position as total cash and cash equivalents amounted to $5.2 million, representing 7.4% of total assets. Investment securities amounted to $7.9 million, representing 11.3% of total assets. These securities provide a secondary source of liquidity since they can be converted into cash in a timely manner. As of September 30, 1995, the Company borrowed $5.1 million through the use of the federal funds market, in order to fund seasonal loan demand. The high loan demand is viewed by management as being temporary. Note that the Bank is a member of the Federal Reserve System and the Federal Home Loan Bank, and it maintains relationships with several correspondent banks; as such it could obtain funds on short notice from the above sources. The Company's management closely monitors and maintains appropriate levels of interest earning assets and interest bearing liabilities, so that maturities of assets are such that adequate funds are provided to meet customer withdrawals and loan demand. There are no trends, demands, commitments, events or uncertainties that will result in or are reasonably likely to result in the Company's liquidity increasing or decreasing in any material way.

Results of Operations

     Net income for the nine months ended September 30, 1995 amounted to $647,117 or $1.52 per share. This compares with net income of $436,253 or $1.10 per share attained during the same nine-month period one year earlier. The primary reasons for the increase in net income from 1994 to 1995 are as follows:

a. Earning assets have increased from $54.1 million at September 30, 1994 to $65.1 million at September 30, 1995. As a consequence, net interest income, which represents the difference between interest received on interest earning assets and interest paid on interest bearing liabilities, has increased from $1,965,118 for the nine months ended September 30, 1994 to $2,374,292 for the same period one year later, representing an increase of $409,174, or 20.8%.

b. Provisions for loan losses were reduced from $304,000 for the nine-month period ended September 30, 1994 to $233,120 for the same nine-month period one year later. As discussed below, the allowance for loan losses appears adequate.

c. Note that other income was reduced from $373,556 for the nine-month period ended September 30, 1994 to $287,238 for the same period one year later. The significant reduction in other income is due to the sale of government guaranteed loans for a profit of approximately $106,608 during the nine-month period ended September 30, 1994. There were no such sales during the nine-month period ended September 30, 1995.

     At September 30, 1995 the allowance for loan losses amounted to $831,481, or 1.52 % of gross loans. Management considers the allowance for loan losses to be adequate and sufficient to absorb possible future losses. However, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses or that additional provisions to the allowance will not be required.

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

     Item 2.   Changes in Securities.

          (a)  None.

          (b)  None.

     Item 3.   Defaults Upon Senior Securities.  None.

     Item 4. Submission of Matters to a Vote of Security Holders. No matter has been submitted to a vote of security-holders for the quarter ended September 30, 1995.

     Item 5.   Other Information.  None.

     Item 6.   Exhibits and Reports on Form 8-K.

             (a)  Exhibits

            3(a) Articles of Incorporation of Registrant (incorporated by
     reference to          Exhibit 3(a) of Registration Statement on Form S-18,
                           File No. 33-31013-A).

            3(b) By-laws of Registrant (incorporated by reference to
                 Exhibit 3(b) of Registration Statement on Form S-18, File No. 33-31013-A).

            27   Financial Data Schedule.

            (b) Reports on Form 8-K - There were no reports on Form 8-K filed during the quarter ended September 30, 1995.

                             SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMMUNITY NATIONAL BANCORPORATION
(Registrant)


Date:  November 3, 1995      By: /s/ Theron G.
Reed

                             Theron G. Reed

                             President,

                             Principal Executive Officer and

                             Principal Financial Officer