Form 10KSB
period 1995-12-31
COMMUNITY NATIONAL BANCORPORATION
filed 1996-04-01
CIK 855386

U. S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Fiscal Year Ended December 31, 1995
Commission File Number 33-31013-A
COMMUNITY NATIONAL BANCORPORATION
A Georgia Corporation
(IRS Employer Identification No. 58-1856963)
561 East Washington Avenue-Box 2619
Ashburn, Georgia 31714-2619
(912) 567-9686
Securities Registered Pursuant to Section 12(b) of the Securities Exchange Act of 1934:
None

Securities Registered Pursuant to Section 12(g) of the Securities Exchange Act of 1934:

None

Check whether the Registrant (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X        No
Indicate by a check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-KSB or any amendment to this Form 10-KSB. [X]

The Registrant's revenues for the fiscal year ended December 31, 1995 were $6,590,699.

The aggregate market value of the Common Stock of the Registrant held by nonaffiliates of the Registrant on March 1, 1996, was $3,573,768. As of such date, no organized trading market existed for the Common Stock of the Registrant. The aggregate market value of the Common Stock of the Registrant held by nonaffiliates was computed by reference to the estimated fair market value of the Company's Common Stock as of December 31, 1995 (i.e., $16.50 per share). The estimated fair market value was determined based upon isolated purchase/sale transactions which occurred with respect to the Company's Common
Stock during fiscal year 1995.   For the purposes of this response, directors,
executive officers and holders of 5% or more of the Registrant's Common Stock are considered the affiliates of the Registrant at that date.

The number of shares outstanding of the Registrant's Common Stock as of March 1, 1996: 353,417 shares of $5.00 par value Common Stock.

Transitional Small Business Disclosure Format:
Yes            No   X

DOCUMENTS INCORPORATED BY REFERENCE
None
PART I

Item 1.  Description of Business.

A.   Business Development.

     Community National Bancorporation (hereinafter the "Company" or the "Registrant") was incorporated as a Georgia corporation on August 18, 1989, for the purpose of becoming a bank holding company owning 100% of the outstanding stock of Community National Bank (the "Bank"), a national banking association chartered under the laws of the United States. The Company received approvals to become a bank holding company from the Federal Reserve Bank of Atlanta on February 16, 1990, and from the Georgia Department of Banking and Finance (the "Department") on February 19, 1990. On December 14, 1990, the Company completed a public offering of its common stock pursuant to which it raised $3,520,010 from the sale of 352,001 shares of its common stock at $10.00 per share. The Company used substantially all of the proceeds of its public offering to purchase shares of capital stock of the Bank. The Bank received its permit to begin business from the Office of the Comptroller of the Currency (the "OCC") on August 6, 1990 and commenced business as a commercial bank on August 6, 1990. Since that date, the Bank has engaged in a general commercial banking business, emphasizing the banking needs of individuals, and small to medium-sized business and agricultural enterprises in its primary service area. On April 3, 1992, the Bank acquired $11.3 million of deposits from the Resolution Trust Corporation as receiver for First Federal Savings Bank, Ashburn, Georgia.

B.   Business.

1.Services Offered by the Bank.

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

     The Bank offers these services from its main office, located on approximately 3.3 acres between Hudson Avenue and Washington Street, Ashburn, Turner County, Georgia, in a 9,500 square foot building constructed in 1991-1992.

2.Market Area and Competition.

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

      Turner County's economy is dependent on agriculture. Management of the Bank intends to continue to place a substantial portion of the Bank's assets in agricultural loans. This sector of the economy is healthy and remains the largest single force in the market. A large portion of the agricultural output produced in the county is peanuts. Golden Peanut Company is located in Ashburn and is the largest peanut shelling plant in the Southeast. Coley Farm Services, also headquartered in Ashburn, serves primarily as a peanut buying point for area farmers from three separate locations. Livestock is another important segment of the economy, with the county containing the largest stock yard in Georgia, Turner County Stock Yards. The poultry industry is a growing component of the Turner County economy. In 1995, local farmers built thirty-five poultry houses in Turner County at a cost of approximately $3.5 million. The farmers who built these poultry houses have entered into contracts with Tyson Poultry to raise chickens for Tyson Poultry. These contracts will produce local revenue in the amount of approximately $1.0 million per year. Turner County also contains light manufacturing, primarily in the apparel and textile sector. The major employer is M&W Sportswear. Other local manufacturing concerns include Delta Apparel, DCR Industries and Cornerstone Manufacturing.

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

      During 1995, there was one other bank in the Bank's retail market area, Turner County. Management estimates that as of December 31, 1995, deposits in the county totaled $135.3 million, with the Bank having approximately 43% of such deposits.

      Banks affiliated with out-of-state financial institutions have entered Georgia in recent years to offer limited financial services, including lending and deposit gathering activities. Moreover, on March 16, 1994, the Georgia legislature adopted a reciprocal interstate banking law which became effective on July 1, 1995. In essence, the new law permits bank holding companies headquartered in states outside of Georgia to acquire Georgia banks, provided that Georgia bank holding companies may likewise make bank acquisitions in the
reciprocal state.    In addition, on September 29, 1994, the United States
Congress adopted the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Riegle-Neal Act"). The Riegle-Neal Act provides phased-in authority for banking organizations to acquire banks across state lines and for the acquisition or establishment of interstate branches. Pursuant to the Riegle-Neal Act, effective September 29, 1995, an adequately capitalized and adequately managed bank holding company headquartered in a state outside of Georgia may acquire a Georgia bank without regard to whether such acquisition is permissible under Georgia law.

     In general terms, regional interstate banking laws, federal interstate banking laws and initiatives enacted or currently being considered by the United States Congress, as well as other federal and state laws have caused and will continue to cause increased competition from both conventional banking institutions and other businesses offering financial services and products, within the financial services industry in Georgia. Many of the financial institutions operating in Georgia have substantially greater financial resources and offer certain services, such as trust services, that the Bank does not expect to provide in the near future. By virtue of the greater total capitalization of such institutions, they have substantially higher lending limits than the Bank and substantial advertising and promotional budgets. To compete, the Bank relies on specialized services, responsive handling of customer needs and personal contacts by officers, directors and staff.

3.Distribution of Assets, Liabilities and Shareholders' Equity; Interest Rates and Interest Differential.

     The following is a presentation of the average consolidated balance sheet of the Company for the year ended December 31, 1995 and for the year ended December 31, 1994. This presentation includes all major categories of interest-earning assets and interest-bearing liabilities:


AVERAGE CONSOLIDATED ASSETS

                                  Year Ended         Year Ended
                              December 31, 1995  December 31, 1994

Cash and due from banks               1,204,213          $ 1,294,966

Interest bearing bank balances          100,000               49,589

Taxable securities                    6,872,130            7,306,445

Non-taxable securities                1,978,816            1,526,311

Federal funds sold                    1,521,096            4,429,384

Net Loans                            49,383,546          $40,580,530

Total earning assets                 59,855,588           53,892,259

Other assets                          2,627,993            2,760,819

Total assets                        $63,687,794          $57,948,044











AVERAGE CONSOLIDATED LIABILITIES AND STOCKHOLDERS' EQUITY


                                Year Ended       Year Ended
                            December 31, 1995 December 31, 1994

Non interest bearing-deposits                       $ 3,587,272      $ 2,961,590

NOW and money market deposits                        10,054,565       11,505,244

Savings Deposits                                      1,261,660        1,025,703

Time Deposits                      43,103,198        37,492,770

Borrowings (lease)                    103,754           187,657

Federal funds purchased                                334,110               ---

Other Liabilities                                       263,169          466,645

Total liabilities                                    58,707,728       53,639,609

Common Stock                        1,767,085         1,765,315

Capital surplus                                       1,712,903        1,711,133

Retained earnings                                     1,543,556          853,516

Unrealized gain/loss securities      (43,478)           (21,529)

Total stockholders' equity                            4,980,066        4,308,435

Total liabilities and
 stockholders' equity                               $63,687,794      $57,948,044

     The following is a presentation of an analysis of the net interest earnings of the Company for the periods indicated with respect to each major category of interest-earning asset and each major category of interest-bearing liability. The Yield/Rate was computed on a tax equivalent basis.

Year Ended December 31, 1995

                                Average                   Average
Assets                          Amount        Interest   Yield/Rate

Interest bearing
 bank balances.                              $   100,000   $    5,497      5.50%

Taxable securities               6,872,130       431,016        6.27%

Non-taxable securities           1,978,816        91,248        6.98%

Federal funds sold               1,521,096        82,601        5.43%

Net loans                       49,383,546     5,590,840       11.32%

Total earning assets           $59,855,588    $6,201,202       10.36%


Liabilities

NOW and money market
 deposits                      $10,054,565    $  320,967        3.19%

Savings deposits                 1,261,660        40,644        3.22%

Time deposits                   43,103,198     2,587,151        6.00%

Borrowings (lease)                 103,754         7,651        7.37%

Federal funds purchased            334,110        20,784        6.22%

Total interest bearing
 liabilities                   $54,857,287    $2,977,197        5.43%

Interest spread                                                 4.93%

Net interest income                           $3,224,005

Net yield on interest earning assets                            5.39%




(1) Net loans include $80,178 in loans that were placed on non-accrual status. The Company would have earned an additional $2,808 had these loans accrued interest throughout 1995.

(2) Interest earned on net loans includes $365,310 in loan fees and service fees.

Year Ended December 31, 1994

                                Average                  Average
Assets                          Amount        Interest  Yield/Rate

Interest bearing bank balances     $49,589        $1,711   3.45%

Taxable securities               7,306,445       402,677   5.51%

Non-taxable securities           1,526,311        67,613   6.67%

Federal funds sold               4,429,384       176,069   3.98%

Net loans               40,580,530(1)       4,075,413(2)  10.04%

Total earning assets           $53,892,259    $4,723,483   8.76%


Liabilities
NOW and money market
deposits                       $11,505,244      $364,068   3.16%

Savings deposits                 1,025,703        33,292   3.25%

Time deposits                   37,492,770     1,694,117   4.52%

Borrowings (lease)                 187,657        14,324   7.63%

Total interest-bearing         $50,311,374    $2,105,801   4.19%
 liabilities

Interest spread                                            4.57%

Net interest income                           $2,617,682

Net yield on interest earning assets                       4.86%


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

(2) Interest earned on net loans includes $255,695 in loan fees and service fees.

Year Ended December 31, 1995
Compared with Year Ended December 31, 1994
Increase (decrease) due to:

                                Volume      Rate            Total

Interest earned on:

Interest bearing
 bank balances                 $     2,389  $   1,397    $      3,786

Taxable securities                (21,462)     49,801          28,339
Non-taxable securities             20,432       3,203          23,635

Federal funds sold               (209,978)    116,510        (93,468)

Net loans                         954,473     560,954       1,515,427

Total Interest Income          $  745,854    $731,865      $1,477,719


Interest paid on:

NOW and money market
deposits                         $(46,611)     $3,510       $(43,101)

Savings deposits                                7,660           (308)      7,352

Time deposits                     280,112     612,922         893,034

Borrowings                         (6,200)       (473)         (6,673)
Federal funds purchased            20,784       --             20,784

Total Interest Expense           $255,745    $615,651        $871,396

Change in net
interest income                  $490,109    $116,214        $606,323

Year Ended December 31, 1994
Compared with Year Ended December 31, 1993
Increase (decrease) due to:

                             Volume          Rate          Total

Interest earned on:

Interest bearing
 bank balances              $(5,510)       $(1,582)       $(7,092)

Taxable securities         (112,055)       (83,772)      (195,827)
Non-taxable securities        5,173            205          5,378
Federal funds sold           46,914         37,945         84,859
Net loans                  $142,271       $143,974       $286,245
Total Interest Incom        $76,793        $96,770       $173,563
Interest paid on:

NOW and money market
deposits                    $48,481       $(9,818)        $38,663

Savings deposits             11,083          (847)         10,236

Time deposits               (66,831)      (11,728)        (78,559)
Borrowings                   (1,218)        7,163           5,945

Total Interest Expense      $(8,485)     $(15,230)       $(23,715)

Change in net
interest income             $85,278      $112,000        $197,278


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

      The Bank pays competitive interest rates on time and savings deposits up to the maximum permitted by law or regulation. In addition, the Bank has implemented a service charge fee schedule competitive with other financial institutions in the Bank's market area, covering such matters as maintenance fees on checking accounts, per item processing fees on checking accounts, returned check charges and the like.

     The following table presents, for the periods indicated, the average amount of and average rate paid on each of the indicated deposit categories.


Year Ended
December 31, 1995

Deposit Category                 Average Amount                Average Rate Paid

Non interest bearing
 demand deposits                        $3,587,272                           N/A

NOW and money market
deposits                             $10,054,565                           3.19%

Savings deposits                        $1,261,660                         3.22%

Time deposits                        $43,103,198                           6.00%



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

     The following table indicates amounts outstanding of time certificates of deposit of $100,000 or more and respective maturities at December 31, 1995:

Time Certificates
of Deposit

3 months or less                $2,503,908
3-6 months                       3,294,413

6-12 months                      4,658,148

over twelve months               1,641,092
     Total                     $12,097,561
6.   Loan Portfolio Analysis.

     The Company engages in a full complement of lending activities, including commercial, consumer installment and real estate loans. A significant number of loans are made to farmers or farming concerns.

     Commercial lending is directed principally towards businesses whose demands for funds fall within the Company's legal lending limits and which are potential deposit customers of the Bank. These loans include loans obtained for a variety of business purposes, and are made to individual, partnership, or corporate borrowers. The Company places particular emphasis on loans to small and medium sized businesses.

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

     The following table presents various categories of loans contained in the Bank's loan portfolio as of December 31, 1995 and 1994 and the total amount of all loans for such periods:

As of December 31
                                        1995                                1994

Type of Loan
Domestic:

Commercial, financial and
 agricultural                       $33,716,669                      $26,023,979

Real estate-construction                688,037          140,000

Real estate-mortgage                  8,136,175        6,637,143

Installment and other
 loans to individuals                 9,655,600        9,474,923

  Subtotal                                            52,196,481      42,276,045

Allowance for
 loan losses                           (922,613)        (709,721)

  Total (net of allowance)          $51,273,868      $41,566,324

          The following is a presentation of an analysis of maturities of loans as of December 31, 1995 (in thousands):

                                Due in 1  Due In 1 To  Due After
Type of Loan                Year or Less    5 Years  5 Years    Total

Commercial, financial and
agricultural                   $23,572      $9,501     $644    $33,717

Real estate-construction           688       - -       - -         688

     Total                     $24,260      $9,501     $644    $34,405


     Experience of the Company has shown that some receivables will be paid prior to contractual maturity and others will be converted, extended or renewed. Therefore, the tabulation of contractual payments should not be regarded as a forecast of future cash collections.

     The following is a presentation of an analysis of sensitivity of loans, excluding installment and other loans to individuals, to changes in interest rates as of December 31, 1995 (in thousands):

                          Due in 1      Due In 1 To      Due After
Type of Loan            Year or Less      5 Years         5 Years   Total

Fixed rate loans           $4,771         $7,462           $644    $12,877

Variable rate loans        19,489          2,039            --      21,528

     Total                $24,260         $9,501           $644    $34,405


     The following table presents information regarding nonaccrual, past due and restructured loans as of December 31, 1995 and 1994 (dollars in thousands):

As of December 31                     1995            1994


Loans accounted for on a non-accrual basis:

       Number:                                    3           2

       Amount:                                  $80         $81

Accruing loans which are contractually past due
90 days or more as to principal and interest payments:

       Number:                                    0           0

       Amount:                                   $0          $0

Loans which were renegotiated to provide a reduction or deferral of interest or principal because of deterioration in the financial position of the borrower:

       Number:                                    0           0

       Amount:                                   $0          $0

Loans now current but for which there are serious doubts as to the borrower's ability to comply with existing terms:

          Number:                                 1           3

          Amount:                               $66         $70


     As of December 31, 1995, there are no loans classified for regulatory purposes as doubtful, substandard or special mention that have not been disclosed in the above table, which (i) represent or result from trends or uncertainties which management reasonably expects will materially impact future operating results, liquidity, or capital resources, or (ii) represent material credits about which management is aware of any information which causes management to have serious doubts as to the ability of such borrowers to comply with the loan repayment terms.

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

     At December 31, 1995, with the exception of the 3 non-accruing loans reported above, all loans were accruing interest. There are no other loans which are not disclosed above where known information about possible credit problems of borrowers causes management to have serious doubts as to the ability of such borrowers to comply with the loan repayment terms.

7. Summary of Loan Loss Experience.

     An analysis of the Bank's loss experience is furnished in the following table for the years ended December 31, 1995 and 1994, as well as a breakdown of the allowance for possible loan losses (in thousands):
                                                 Year Ended
December 31                                           1995            1994

Balance at beginning of period                $ 710         $655

Charge-offs                                   $(188)       $(289)

Recoveries                                                    23              22

Provision charged to Operations                 378          322

Balance at end of period                      $ 923         $710

Ratio of allowance for loan losses to
 total loans outstanding during
 the period                                    1.77%        1.68%

Net charge-offs to average loans               .33%          .65%


     As of December 31, 1995, the allowance for possible losses was allocated as follows:

                                                    Percent of Loans
                                                   in Each Category to
                                         Amount        Total Loans

Commercial, financial and
 agricultural                           $635,100           64.6%

Real estate-Construction                  14,300            1.3%

Real estate-Mortgage                     110,700           15.6%

Installment and other
 loansto individuals                     148,400           18.5%

Unallocated                               14,113            --

  Total                                 $922,613          100.0%

8.Loan Loss Reserve.

     In considering the adequacy of the Company's allowance for possible loan losses, management has focused on the fact that as of December 31, 1995, 64.6% of outstanding loans were in the category of commercial, financial and agricultural, loans. These loans are generally considered by management as having greater risk than other categories of loans in the Company's loan portfolio. However, 96.2% of the outstanding loans in this category at December 31, 1995, were made on a secured basis, such collateral consisting primarily of improved farmland real estate and equipment. Management believes that the secured condition of the preponderant portion of its commercial, financial and agricultural loan portfolio greatly reduces any risk of loss inherently present in these loans.

     The Company's consumer loan portfolio is also secured. At December 31, 1995, the majority of the Company's consumer loans were secured by collateral primarily consisting of automobiles, boats and second mortgages on real estate. Management believes that these loans involve less risk than other categories of loans.

     Real estate mortgage loans constitute 15.6% of outstanding loans. Management considers these loans to have minimal risk due to the fact that these loans represent conventional residential real estate mortgages where the amount of the original loan does not exceed 80% of the appraised value of the collateral.

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

     9.   Investments.

     As of December 31, 1995, the securities portfolio comprised approximately 11.0% of the Company's assets, while loans comprised approximately 79.5% of the Company's assets. The Bank invests primarily in obligations of the United States or obligations guaranteed as to principal and interest by the United States, other taxable securities and in certain obligations of states and municipalities. In addition, the Bank enters into Federal Funds transactions with its principal correspondent banks, and acts as a net seller of such funds. The sale of Federal Funds amounts to a short-term loan from the Bank to another bank.

      The following table presents, for the years ended December 31, 1995 and 1994, the approximate market value of the Company's investments, classified by category and by whether they are considered available-for-sale or held-to-maturity (in thousands):

Investment Category

Available-for-Sale:                 December 31,
                                   1995              1994
Obligations of U.S. Treasury
 and other U.S. Agencies        $4,745,782        $7,577,875
State, Municipal and
 County Securities               1,916,304          --
Mortgage-Backed Securities          79,565         1,565,971
Federal Reserve Bank Stock          99,000            99,000
Federal Home Loan Bank Stock       183,300           171,900
Other Securities                   100,000           407,934
Total                           $7,123,951        $9,822,680

Investment Category                        December 31,
                                      1995           1994
Held-to-Maturity:
Municipal Securities                $ --          $1,574,191
Certificate of Deposit                --             100,000
  Total                            $  --          $1,674,191

     The following table indicates, for the year ended December 31, 1995, the amount of investments, appropriately classified, due in (i) one year or less, (ii) one to five years, (iii) five to ten years, and (iv) over ten years.

Investment Category
                                                   Average Weighted
Available-for-Sale:                  Amount              Yield
Obligations of U.S. Treasury and other
  U.S. Agencies
  0 to 1 year                      $1,734,532             5.14%
  Over 1 through 5 years            3,011,250             6.03%

Mortgage-Backed Securities:
  0 to 1 year                          44,006             7.02%
  Over 1 through 5 years               35,559             8.32%

State, Municipal and County Securities
  0 to 1 year                         303,233             6.31%
  Over 1 through 5 years            1,398,177             6.54%
  Over 5 through 10 years             214,894             7.53%

Other Securities:
  0 to 1 year                         100,000             5.5 %
  No maturity                         282,300             6.0 %

Total                              $7,123,951             5.96%


Held-to-Maturity:
At December 31, 1995, there were no "held-to-maturity" securities.

10.Return on Equity and Assets.

    Returns on average consolidated assets and average consolidated equity for the year ended December 31, 1995 and 1994 are as follows:

                                       1995       1994

Return on average assets               1.23%          1.11%

Return on average equity              15.79%         14.96%

Equity to assets ratio                 7.82%          7.43%

Dividend payout ratio                  8.09%          9.83%


11.Asset/Liability Management.

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

12.Employees.

     As of March 1, 1996, the Bank employed 21 full time and 4 part-time personnel, including 3 officers. The Bank will hire additional persons as needed, including additional tellers and financial service representatives. Management of the Bank believes that its employee relations are good. There are no collective bargaining agreements covering any of the Bank's employees.

13.Supervision and Regulation.

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

     A bank holding company is generally prohibited from acquiring control of any company which is not a bank and from engaging in any business other than the business of banking or managing and controlling banks. However, there are certain activities which have been identified by the Federal Reserve Board to be so closely related to banking as to be a proper incident thereto and thus permissible for bank holding companies, including the following activities: acting as investment or financial advisor to subsidiaries and certain outside companies; leasing personal and real property or acting as a broker with respect thereto; providing management consulting advice to nonaffiliated banks and non-bank depository institutions; operating collection agencies and credit bureaus; acting as a futures commission merchant; providing data processing and data transmission services; acting as an insurance agent or underwriter with respect to limited types of insurance; performing real estate appraisals; arranging commercial real estate equity financing; providing securities brokerage services; and underwriting and dealing in obligations of the United States, the states and their political subdivisions.
     Prior to September 29, 1995, interstate expansion of bank holding companies was prohibited unless such acquisition was specifically authorized by a statute of the state in which the target bank was located. However, the Riegle-Neal Act, which was adopted by the United States Congress on September 29, 1994, has, as hereinafter described, significantly eased the prior restrictions on the interstate acquisition of banks by bank holding companies.

     Pursuant to the Riegle-Neal Act, effective September 29, 1995, an adequately capitalized and adequately managed bank holding company may acquire a bank across state lines, without regard to whether such acquisition is permissible under state law. A bank holding company is considered to be "adequately capitalized" if it meets all applicable federal regulatory capital standards.

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

     The Company is also regulated by the Department under the Georgia Bank Holding Company Act, which requires every Georgia bank holding company to obtain the prior approval of the Department before acquiring more than 5% of the voting shares of any bank or all or substantially all of the assets of a bank or before merging or consolidating with any other bank holding company. A Georgia bank holding company is generally prohibited from acquiring ownership or control of 5% or more or the voting shares of any bank unless the bank being acquired is either a bank for purposes of the federal Bank Holding Company Act of 1956, or a federal or state savings and loan association or a savings bank or federal savings bank whose deposits are insured by the Federal Savings and Loan Insurance Corporation and such bank has been in existence and continuously operating as a bank for a period of five years or more prior to the date of application to the Department for approval of such acquisition.
     As a national bank, the Bank is subject to the supervision of the OCC and, to a limited extent, the FDIC and the Federal Reserve Board. With respect to expansion, national banks situated in the State of Georgia are currently prohibited from establishing branch offices or facilities outside of the county in which the bank's main office is located, except (i) in adjacent counties in certain situations, or (ii) by means of a merger or consolidation with a bank which has been in existence for at least five years. In addition, in the case of a merger or consolidation, the acquiring bank must have been in existence for at least 24 months prior to the merger. However, the Georgia legislature has recently adopted legislation which, if signed into law by the Governor of the State of Georgia, will, effective July 1, 1996, permit the subsidiary bank(s) of any bank holding company then engaged in the banking business in the State of Georgia to establish, de novo, upon receipt of required regulatory approval, an aggregate of up to three additional branch banks in any county within the State of Georgia. Effective July 1, 1998, this same legislation will permit, with required regulatory approval, the establishment of de novo branches in an unlimited number of counties within the State of Georgia by the subsidiary bank(s) of the bank holding companies then engaged in the banking business in the State of Georgia. This legislation, if enacted into law, could result in increased competition in the Bank's market area. Although it is anticipated that the Governor of the State of Georgia will approve the above-described legislation, as of March 25, 1996, he had not signed same into law. As a national bank, the Bank is subject to the Georgia banking and usury laws restricting the amount of interest which it may charge in making loans or other extensions of credit.

     Loans and extensions of credit by national banks are subject to legal lending limitations. Under federal law, a national bank may grant unsecured loans and extensions of credit in an amount of up to 15% of its unimpaired capital and surplus to any person. In addition, a national bank may grant loans and extensions of credit to a single person in an amount up to 10% of its unimpaired capital and surplus, provided that the transactions are fully secured by readily marketable collateral having a market value determined by reliable and continuously available price quotations. This 10% limitation is separate from, and in addition to, the 15% limitation for unsecured loans. Loans and extensions of credit may exceed the general lending limit if they qualify under one of several exceptions. Such exceptions include certain loans or extensions of credit arising from the discount of commercial or business paper, the purchase of bankers' acceptances, loans secured by documents of title, loans secured by U.S. obligations, and loans to or guaranteed by the federal government.

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

     As of December 31, 1995, the Company maintained a total risk-based capital ratio and "Tier 1" ratio of 11.7% and 10.5%, respectively. See also the discussion under "Capital Adequacy" in Item 6 below.

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

    The OCC recently amended the risk-based capital guidelines applicable to national banks in an effort to clarify certain questions of interpretation and implementation, specifically with regard to the treatment of purchased mortgage servicing rights ("PMSRs") and other intangible assets. The OCC's guidelines provide that intangible assets are generally deducted from Tier 1 capital in calculating a bank's risk-based capital ratio. However, certain intangible assets which meet specified criteria ("qualifying intangibles") such as PMSRs are retained as a part of Tier 1 capital. The OCC currently maintains that only PMSRs and purchased credit card relationships meet the criteria to be considered qualifying intangibles. The OCC's guidelines formerly provided that the amount of such qualifying intangibles that could be included in Tier 1 capital was strictly limited to a maximum of 25% of total Tier 1 capital. The OCC has amended its guidelines to increase the limitation of such qualifying intangibles from 25% to 50% of Tier 1 capital and further to permit the inclusion of purchased credit card relationships as a qualifying intangible asset.

     In addition, the OCC has adopted rules which clarify treatment of asset sales with recourse not reported on a bank's balance sheet. Among assets affected are mortgages sold with recourse under Fannie Mae, Freddie Mac and Farmer Mac programs. The new rules clarify that even though those transactions are treated as asset sales for bank Call Report purposes, those assets will still be subject to a capital charge under the risk-based capital guidelines.

     Recent releases by the OCC contain several explanatory provisions designed to alleviate confusion over treatment of the following issues in the risk-based guidelines: treatment of supervisory goodwill in the definition of capital, the unused portion of commitments, the calculation of the amount of allowance for loan and lease losses included in Tier 2 capital, the redemption of capital instruments, local currency claims guaranteed by central governments which are not member countries of the Organization for Economic Cooperation and Development ("OECD") and claims on non-OECD central banks.

     The OCC, the Federal Reserve Board and the FDIC have proposed a revision to their risk-based capital guidelines to further ensure that those guidelines take adequate account of interest rate risk. Interest rate risk is the adverse effect that changes in market interest rates may have on a bank's financial condition and is inherent to the business of banking. The agencies have proposed two alternative methods for assessing a bank's capital adequacy for interest rate risk. Under the first approach, the banking agencies would establish minimum capital standards for interest rate risk based on either a supervisory model or the bank's internal model of measuring risk. Institutions would be required to have capital sufficient to cover the amount of measured exposure in excess of the threshold level. The proposed threshold level is a decline in net economic value equal to 1.0 percent of assets. Under the second approach, a minimum capital requirement for interest rate risk would not be set. Instead, examiners would consider results of quantitative measures of interest rate risk along with other factors in evaluating an institution's capital adequacy for interest rate risk.

     The Federal Deposit Insurance Corporation Improvement Act of 1991 (the "Act"), enacted on December 19, 1991, provides for a number of reforms relating to the safety and soundness of the deposit insurance system, supervision of domestic and foreign depository institutions and improvement of accounting standards. One aspect of the Act involves the development of a regulatory monitoring system requiring prompt action on the part of banking regulators with regard to certain classes of undercapitalized institutions. While the Act does not change any of the minimum capital requirements, it directs each of the federal banking agencies to issue regulations putting the monitoring plan into effect. The Act creates five "capital categories" ("well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized" and "critically undercapitalized") which are defined in the Act and which will be used to determine the severity of corrective action the appropriate regulator may take in the event an institution reaches a given level of undercapitalization. For example, an institution which becomes "undercapitalized" must submit a capital restoration plan to the appropriate regulator outlining the steps it will take to become adequately capitalized. Upon approving the plan, the regulator will monitor the institution's compliance. Before a capital restoration plan will be approved, any entity controlling a bank (i.e., holding companies) must guarantee compliance with the plan until the institution has been adequately capitalized for four consecutive calendar quarters. The liability of the holding company is limited to the lesser of five percent of the institution's total assets or the amount which is necessary to bring the institution into compliance with all capital standards. In addition, "undercapitalized" institutions will be restricted from paying management fees, dividends and other capital distributions, will be subject to certain asset growth restrictions and will be required to obtain prior approval from the appropriate regulator to open new branches or expand into new lines of business.

     As an institution drops to lower capital levels, the extent of action to be taken by the appropriate regulator increases, restricting the types of transactions in which the institution may engage and ultimately providing for the appointment of a receiver for certain institutions deemed to be critically undercapitalized.

     The Act also provides that banks will have to meet new safety and soundness standards. In order to comply with the Act, the Federal Reserve Board, the OCC and the FDIC have proposed rules defining operational and managerial standards relating to internal controls, loan documentation, credit underwriting, interest rate exposure, asset growth, director and officer compensation, asset quality, earnings and stock valuation.

     Both the capital standards and the safety and soundness standards which the Act seeks to implement are designed to bolster and protect the deposit insurance fund.

     In response to the directive issued under the Act, the regulators have adopted regulations which, among other things, prescribe the capital thresholds for each of the five capital categories established under the Act. The following table reflects these capital thresholds:

                            Total Risk   Tier 1 Risk Tier 1
                            Based Capital            Based Capital  Leverage
                            Ratio           Ratio    Ratio

Well capitalized (1)                    10%          6%             5%
Adequately capitalized(1)                8%          4%             4%(2)
Undercapitalized(3)                      8%          4%             4%
Significantly undercapitalized(3)        6%          3%             3%
Critically undercapitalized                                         2%

(1)  An institution must meet all three minimums.
(2) 3% for composite 1-rated institutions, subject to appropriate federal banking agency guidelines.
(3) An institution falls into this category if it is below the specified capital level for any of the three capital measures.

     As a national bank, the Bank is subject to examination and review by the OCC. This examination is typically completed on-site at least annually and is subject to off-site review as well. The Bank submits to the OCC quarterly reports of condition, as well as such additional reports as may be required by the national banking laws.

     As a bank holding company, the Company is required to file with the Federal Reserve Board and the Department an annual report of its operations at the end of each fiscal year and such additional information as the Federal Reserve Board may require pursuant to the Act. The Federal Reserve Board may also make examinations of the Company and each of its subsidiaries.

     On March 16, 1994, the legislature of the State of Georgia enacted an interstate banking statute which, effective July 1995, replaced the regional interstate banking statute previously governing acquisitions of and by Georgia-based bank holding companies. Under the new statute, acquisitions of and by Georgia banks and bank holding companies are, under certain circumstances and on a reciprocal basis, allowed to take place in all fifty states, as opposed to only the twelve states which were previously covered by the regional interstate banking statute. This legislation may have the effect of increasing competition among financial institutions in the Bank's market area and in the State of Georgia generally.

14.Monetary Policies.

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

Item 2.Description of Property.

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

Item 3.Legal Proceedings.

     Neither the Company nor the Bank is a party to, nor is any of their property the subject of, (a) any material pending legal proceeding which is not routine litigation that is incidental to the business or (b) any other material legal proceeding.

Item 4.Submission of Matters to a Vote of Security Holders.

     No matter was submitted to a vote of security-holders during the fourth quarter of the fiscal year covered by this report.


PART II

Item 5.Market for Common Equity and Related Stockholder Matters.

     The Registrant's articles of incorporation authorize it to issue up to 10,000,000 shares of common stock, par value $5.00 per share. There is no established public trading market in the stock. The Registrant sold 352,001 shares of its common stock at a price of $10.00 per share in its initial public offering which terminated on December 14, 1990. As of March 1, 1996, 353,417 shares of the Registrant's common stock were issued and outstanding to 475 holders of record. The Registrant is aware of isolated transactions which have occurred since the conclusion of its initial offering; in the last significant such transaction, 100 shares of common stock were sold for $18.00 per share.

     During the first quarter of 1994, the Company declared and paid a dividend of $63,360, i.e., $.18 per share. During the first quarter of 1995, the Company declared and paid a dividend of $63,615, i.e., $.18 per share. The declaration of future dividends is within the discretion of the Board of Directors and will depend, among other things, upon business conditions, earnings, the financial condition of the Bank and the Company, and regulatory requirements.

     The Bank is restricted in its ability to pay dividends under the national banking laws and by regulations of the OCC. Pursuant to 12 U.S.C.
Section 56, a national bank may not pay dividends from its capital. All dividends must be paid out of net profits then on hand, after deducting losses and bad debts. Payments of dividends out of net profits is further limited by 12 U.S.C. Section 60(a), which prohibits a bank from declaring a dividend on its shares of common stock until its surplus equals its stated capital, unless there has been transferred to surplus not less than 1/10 of the Banks's net profits of the preceding two consecutive half-year periods (in the case of an annual dividend). Pursuant to 12 U.S.C. Section 60(b), the approval of the OCC is required if the total of all dividends declared by the Bank in any calendar year exceeds the total of its net profits for that year combined with its retained net profits for the preceding two years, less any required transfers to surplus.

     Under the OCC's regulations, the allowance for loan and lease losses will not be considered an element of either "undivided profits then on hand" or "net profits." Further, under the regulations, a national bank may be able to use a portion of its capital surplus account as "undivided profits then on hand," depending on the composition of that account. In addition, the regulations clarify that dividends on preferred stock are not subject to the limitations of 12 U.S.C. Section 56, while explicitly making such dividends subject to the constraints of 12 U.S.C. Section 60. In general, the regulations do not diminish or impair a well-capitalized banks ability to make cash payments to its shareholders in the form of a return of capital.

Item 6.Management's Discussion and Analysis of Financial Condition and Results of Operations.

     Discussion of the financial condition and results of operations of the Company should be read in conjunction with the Company's consolidated financial statements and related notes which are included elsewhere herein.


Results of Operations

Year Ended December 31, 1995 Compared to Year Ended December 31, 1994

     For the years ended December 31, 1995 and 1994, net income amounted to $786,545 and $644,350 respectively. For 1995, primary and fully diluted income per share of common stock was $1.96; for 1994, primary and fully diluted income per share of common stock amounted to $1.58. Note that during 1995 and 1994, the outstanding warrants and stock options were dilutive (i.e., upon exercise, they diluted earnings per share by more than 3%), thus necessitating the disclosure of primary and fully diluted income per share. Net income in 1995 increased by $142,195 primarily due to the following reasons:

     a. Average earning assets for the year ended December 31, 1994 increased from $53.9 million to $59.9 million for the year ended December 31, 1995, representing an increase of $6.0 million, or 11.1%. Below are various components of earning assets for the periods indicated:

December 31,
                                 1995         1994
                                     (in 000's)

Federal funds sold             $ 1,521      $ 4,429
Securities                       8,951        8,882
Net loans                       49,384       40,581
  Total earning assets         $59,856      $53,892

     b. As a consequence of the increase in earning assets, the net interest income also increased from $2,617,682 for the year ended December 31, 1994 to $3,224,005 for the year ended December 31, 1995. Additionally, the net yield on earning assets has increased from 4.86% for the year ended December 31, 1994 to 5.39% for the year ended December 31, 1995. The main reason for the increase in the net yield is attributed to the shift in the asset mix. For example, loans, the highest yielding asset, represented 75.3% of earning assets in 1994, increasing to 82.5% in 1995. Below are various components of interest income and expense, as well as their yield/costs for the periods indicate

Years Ended
                             December 31, 1995         December 31, 1994
                           Interest      Yield       Interest     Yield
                        Income/expense   Cost     Income/expense   Cost
Interest income:
Federal funds sold      $    82,601      5.43%    $   176,069      3.98%
Securities                  527,761      6.42         472,601      5.71
Loans                     5,590,840     11.32       4,075,413     10.04
  Total                 $ 6,201,202     10.36%    $ 4,723,483      8.76%

Interest expense:
NOW and money
 market deposits        $   320,967     3.19%     $   364,068      3.16%
Savings Deposits             40,644     3.22           33,292      3.25
Time Deposits             2,587,151     6.00        1,694,117      4.52
Borrowings                   28,435     6.49           14,324      7.63
  Total                 $ 2,977,197     5.43%     $ 2,105,801      4.19%
Net interest income     $ 3,224,005               $ 2,617,682
Net yield on earning
 assets                                 5.39%                      4.86%

Net Interest Income

     The Company's results of operations are determined by its ability to manage effectively interest income and expense, to minimize loan and investment losses, to generate non-interest income and to control non-interest expense. Since interest rates are determined by market forces and economic conditions beyond the control of the Company, the ability to generate net interest income is dependent upon the Company's ability to maintain an adequate spread between the rate earned on earning assets and the rate paid on interest-bearing liabilities, such as deposits and borrowings. Thus, net interest income is the key performance measure of income.

     The Company's net interest income for 1995 was $3,224,005 as compared to $2,617,682 for 1994. Average yields on earning assets were 10.36% and 8.76% for the years ended December 31, 1995 and 1994, respectively. The average costs of funds for 1995 increased to 5.43% from the 1994 cost of 4.19%. The net interest yield is computed by subtracting interest expense from interest income and dividing the resulting figure by average interest-earning assets. Net interest yields for the years ended
December 31, 1995 and 1994 amounted to 5.39% and 4.86%, respectively. The increase in net interest yield is primarily due to the fact that the yield on earning assets grew at a faster rate than the growth in interest expense. Net interest income for 1995 as compared to 1994, increased by $606,323. The increase is due to two factors: (i) the growth in average earning assets from $53.9 million in 1994 to $59.9 million in 1995; and
(ii) a growth rate on the yield on earning assets which was greater than the growth rate of deposits and other borrowings.


Non-Interest Income

     Non-interest income for the years ended December 31, 1995 and 1994, amounted to $389,497 and $447,659, respectively. As a percentage of average assets, non-interest income declined from .77% in 1994 to .61% in 1995. The primary reason for the above decline is due to the fact that in 1994 gain on sale of securities amounted to $87,364, while in 1995, the Company experienced a $4,066 loss from the sale of securities.

     The following table summarizes the major components of non-interest income for the periods therein indicated:

Non-Interest Income

Year Ended December 31,
                                      1995          1994

Service fees on deposit accounts   $305,480      $275,359
(Loss) on sale of securities         (4,066)       87,364
Miscellaneous, other                 88,083        84,936
  Total non-interest income        $389,497      $447,659

Non-Interest Expense

     Non-interest expense increased from $1,689,765 during 1994 to $1,942,408 in 1995. As a percent of total average assets, non-interest expense has increased from 2.91% in 1994 to 3.05% in 1995. Below are the components of non-interest expense for the years 1995 and 1994.

Non-Interest Expense

Year Ended December 31,
                                            1995          1994

Salaries and other personnel benefits   $  850,854    $  744,961
Data processing charges                     74,676        64,137
Depreciation, amortization                 163,120       175,266
Regulatory assessment                      107,699       148,997
Other expenses                             746,059       556,404
  Total non-interest expense            $1,942,408    $1,689,765

     For the year ended December 31, 1995, the allowance for loan losses increased from $709,721 to $922,613. The allowance for loan losses as a percent of gross loans increased from 1.68% at December 31, 1994 to 1.77% at
December 31, 1995.   As of December 31, 1995, management considers the
allowance for loan losses to be adequate to absorb possible future losses. However, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses or that additional provisions to the allowance will not be required.


Liquidity and Interest Rate Sensitivity

     Net interest income, the Company's primary source of earnings, fluctuates with significant interest rate movements. To lessen the impact of these margin swings, the balance sheet should be structured so that repricing opportunities exist for both assets and liabilities in roughly equivalent amounts at approximately the same time intervals. Imbalances in these repricing opportunities at any point in time constitute interest rate sensitivity.

     Interest rate sensitivity refers to the responsiveness of interest-bearing assets and liabilities to changes in market interest rates. The rate sensitive position, or gap, is the difference in the volume of rate sensitive assets and liabilities, at a given time interval.
The general objective of gap management is to manage actively rate sensitive assets and liabilities so as to reduce the impact of interest rate fluctuations on the net interest margin. Management generally attempts to maintain a balance between rate sensitive assets and liabilities as the exposure period is lengthened to minimize the Company's overall interest rate risks. The asset mix of the balance sheet is continually evaluated in terms of several variables: yield, credit quality, appropriate funding sources and liquidity. To effectively manage the liability mix of the balance sheet focuses on expanding the various funding sources. The interest rate sensitivity position at year-end 1995 is presented below.
Since all interest rates and yield do not adjust at the same velocity, the gap is only a general indicator of rate sensitivity.

December 31, 1995
(To the Nearest Thousand)

                                   After     After     After
                                   three      six     one year
                         Within    months    months  but within After
                          Three but within but within   five    five
                         months  six months  one year   years   years  Total
EARNING ASSETS

Loans                    $ 26,261  $ 5,108  $ 8,394  $11,404  $1,029  $52,196

Securities                  - -        200    1,937    4,489     498    7,124

Federal funds sold          1,250      - -     - -      - -      - -    1,250

  Total earning assets   $ 27,511  $ 5,308  $10,331  $15,893  $1,527  $60,570

SUPPORTING SOURCES OF FUNDS

Interest-bearing demand
 deposits and savings    $ 10,175  $  - -   $  - -   $  - -   $ - -   $10,175

Certificates, less
 than $100M                 5,608    8,991   11,072    6,478    - -    32,149

Certificates, $100M and
over                        2,504    3,295    4,658    1,641    - -    12,098

Other obligations            - -      - -        67     - -     - -        67

  Total interest-bearing
  liabilities            $ 18,257  $12,286  $15,797  $ 8,119  $ - -   $54,489

Interest rate
  sensitivity gap        $  9,224  $(6,978) $(5,466) $ 7,774  $1,527  $ 6,081

Cumulative gap              9,224    2,246   (3,220)   4,554   6,081    6,081

Interest rate
 sensitivity gap ratio       1.50      .43      .65     1.96    N.A.     1.11

Cumulative interest rate
 sensitivity gap ratio       1.50     1.07      .93     1.08    1.11     1.11

     As evidenced by the table above, the Company is cumulatively liability sensitive from six to twelve months and asset sensitive in all other periods. In a declining interest rate environment, a liability sensitive position (a gap ratio of less than 1.0) is generally more advantageous since liabilities are repriced sooner than assets. Conversely, in a rising interest rate environment, an asset sensitive position (a gap ratio over 1.0) is generally more advantageous, as earning assets are repriced sooner than liabilities.

     As the Company continues to grow, management will continuously structure its rate sensitivity position to best hedge against rapidly rising or falling interest rates. The Bank's Asset/Liability Committee meets on a quarterly basis and develops management's strategy for the upcoming period. Such strategy includes anticipations of future interest rate movements. Interest rate risk will, nonetheless, fall within previously adopted policy parameters to contain any risk.

     Liquidity represents the ability to provide steady sources of funds for loan commitments and investment activities and to maintain sufficient funds to cover deposit withdrawals and payment of debt and operating obligations. These funds can be obtained by converting assets to cash or by attracting new deposits. The Company's primary source of liquidity comes from its ability to maintain and increase deposits through the Bank. Deposits grew by $2.5 million in 1995. Below are pertinent liquidity balances and ratios for the years ended December 31, 1995 and 1994.


December, 31
                                      1995            1994
Cash and cash equivalents          $3,304,059      $5,383,503
CDs, over $100,000
 to total deposits ratio                20.7%           18.7%
Loan to deposit ratio                   87.8%           74.3%
Securities to total assets ratio        11.0%           18.8%
Brokered deposits                        - -             - -

     As the above balances and ratios indicate, management believes that the Company's 1995 liquidity position is satisfactory, albeit declining form the previous year. Management is unaware of any trends, demands, commitments, events or uncertainties that will result in or are reasonably likely to result in the Company's liquidity increasing or decreasing in any material way. The Company is not aware of any current recommendations by the regulatory authorities which, if implemented, would have a material effect on the Company's liquidity, capital resources or results of operations.

Capital Adequacy

     There are now two primary measures of capital adequacy for banks and bank holding companies: (i) risk-based capital guidelines; and (ii) the leverage ratio.

     The risk-based capital guidelines measure the amount of a bank's required capital in relation to the degree of risk perceived in its assets and its off-balance sheet items. For example, cash and Treasury Securities are placed under a zero percent risk category while commercial loans are placed under the one hundred percent risk category. Banks are required to maintain a minimum risk-based capital ratio of 8.0%, with at least 4.0% consisting of Tier 1 capital. Under the risk-based capital guidelines, there are two "tiers" of capital. Tier 1 capital consists of common shareholders' equity, non-cumulative and cumulative (bank holding companies only), perpetual preferred stock and minority interests. Goodwill is subtracted from the total. Tier 2 capital consists of the allowance for loan losses, hybrid capital instruments, term subordinated debt and intermediate term preferred stock.

     The second measure of capital adequacy relates to the leverage ratio. The OCC has established a 3.0% minimum leverage ratio requirement. Note that the leverage ratio is computed by dividing Tier 1 capital into total assets. Banks that are not rated CAMEL 1 by their primary regulator should maintain a minimum leverage ratio of 3.0% plus an additional cushion of at least 1 to 2 percent, depending upon risk profiles and other factors.

     A new rule was recently adopted by the Federal Reserve Board, the OCC and the FDIC that adds a measure of interest rate risk to the determination of supervisory capital adequacy. In connection with this new rule, the agencies also proposed a measurement process to measure interest rate risk. Under this proposal, all items reported on the balance sheet, as well as off-balance sheet items, would be reported according to maturity, repricing dates and cash flow characteristics. A bank's reporting position would be multiplied by duration-based risk factors and weighted according to rate sensitivity. The net risk weighted position would be used in assessing capital adequacy. The objective of this complex proposal is to determine the sensitivity of a bank to various rising and declining interest rate scenarios. This proposal is under consideration by the Federal banking regulators.

     The table below illustrates the Bank's and Company's regulatory capital ratios at December 31, 1995.

                                                 Minimum
                                December 31,    Regulatory
Bank                                1995        Requirement
Tier 1 Capital                      10.4%          4.0%
Tier 2 Capital                       1.2%          n/a
  Total risk-based capital ratio    11.6%          8.0%

Leverage ratio                       8.1%          3.0%

Company - Consolidated
Tier 1 Capital                      10.5%          4.0%
Tier 2 Capital                       1.2%          n/a
  Total risk-based capital ratio    11.7%          8.0%

Leverage ratio                       8.3%          3.0%

     The above ratios indicate that the capital positions of the Company and the Bank are sound and that the Company is well positioned for future growth.


Accounting Matters

     Statement of Financial Accounting Standard No. 107, "Disclosures about Fair Value of Financial Instruments" ("SFAS 107") requires the disclosure on financial instruments of estimated fair values for those assets and liabilities capable of being so estimated. Fair value estimates are made at a specific point in time and are based on relevant market information which is continuously changing. For entities with less than $150 million in assets, SFAS 107 shall be effective for fiscal years ending after December 15, 1995. The Company adopted SFAS 107. The adoption of SFAS 107 did not have a significant impact on the Company's consolidated financial condition or results of operations.

     Statement of Financial Accounting Standard No. 119, "Disclosure about Derivative Financial Instruments and Fair Value of Financial Instruments" ("SFAS 119") requires issuers and holders of derivative financial instruments to disclose new information about these instruments. Derivatives are financial instruments that derive their value from changes in a benchmark based on stock prices, interest rates, commodity prices or some other agreed upon base. Option contracts and forward contracts are two basic forms of derivatives. For entities with less than $150 million in assets, SFAS 119 shall be effective for fiscal years ending after December 15, 1995. The Company adopted SFAS 119. The adoption of SFAS 119 did not have a material impact on the Company's consolidated financial condition or results of operations.

     Statement of Financial Accounting Standard No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("SFAS 121") establishes accounting standards for the impairment of long-lived assets and certain identifiable intangibles, and goodwill related to those assets. SFAS 121 requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In performing the review for recoverability, the entity should estimate the future cash flows expected to results from the use of the asset and its eventual disposition. SFAS 121 requires the above assets and intangibles to be reported at the lower of (i) carrying amount or (ii) fair value less selling costs. SFAS 121 is effective for fiscal years beginning after December 15, 1995. As of December 31, 1995, the Company had not adopted SFAS 121.

     Statement of Financial Accounting Standard No. 122, "Accounting for Mortgage Servicing Rights", ("SFAS 122") requires a mortgage banking enterprise to recognize rights to service mortgage loans for others as a separate asset. A mortgage banking enterprise that acquires mortgage servicing rights through either the purchase or origination of mortgage loans and sells or securities those loans with servicing rights retained should allocate the total cost of the mortgage loans to (i) the mortgage servicing rights and (ii) the loans (without the mortgage servicing rights). The above allocation should be based on the relative fair values of (i) and (ii) above, if it is practicable to estimate those fair values. In the event one may not estimate the above fair values, the entire cost of purchasing or originating the loans should be allocated to the loans and no cost should be allocated to the mortgage servicing rights. The provisions of SFAS 122 shall be applied prospectively in fiscal years beginning after December 15, 1995. As of December 31, 1995, the Company had not adopted SFAS 122.
Item 7.Financial Statements and Supplementary Data.

     The following financial statements are contained in this Item 7:

     Independent Auditors' Report

     Consolidated Balance Sheets-as of December 31, 1995 and 1994

     Consolidated Statements of Income-for the years ended December 31, 1995 and 1994

     Consolidated Statement of Changes in Stockholders' Equity-for the years
ended December 31, 1995                         and 1994

     Consolidated Statements of Cash Flows-for the years ended December 31, 1995 and 1994

     Notes to Consolidated Financial Statements


COMMUNITY NATIONAL BANCORPORATION
ASHBURN, GEORGIA


CONSOLIDATED FINANCIAL STATEMENTS
for the years ended
December 31, 1995 and 1994

TABLE OF CONTENTS
                                                              Page

INDEPENDENT AUDITORS' REPORT . . . . . . . . . . . . . . . . .  1

CONSOLIDATED FINANCIAL STATEMENTS

     Consolidated Balance Sheets  . . . . . . . . . . . . . .  2

     Consolidated Statements of Income  . . . . . . . . . . .  3

     Consolidated Statements of Changes
       in Shareholders' Equity  . . . . . . . . . . . . . . .  4

     Consolidated Statements of Cash Flows  . . . . . . . . .  5

     Notes to Consolidated Financial Statements . . . . . . .  6


Independent Auditors' Report

Board of Directors
Community National Bancorporation
Ashburn, Georgia

     We have audited the accompanying consolidated balance sheets of Community National Bancorporation (the "Company") and subsidiary as of December 31, 1995 and 1994, and the related consolidated statements of income, changes in shareholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Community National Bancorporation and subsidiary at December 31, 1995 and 1994, and the results of their consolidated operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.

Atlanta, Georgia
March 2, 1996


COMMUNITY NATIONAL BANCORPORATION
ASHBURN, GEORGIA
Consolidated Balance Sheets

ASSETS
                                                      December 31,
                                              1995            1994

Cash and due from banks                   $ 2,054,059     $ 1,883,503
Federal funds sold, net (Note 3)            1,250,000       3,500,000
 Total cash and cash equivalents          $ 3,304,059     $ 5,383,503
Securities: (Notes 2, 4 & 5)
 Available-for-sale at fair va              7,123,951       9,822,680
 Held-to-maturity (Fair value of
  $1,629,938 at December 31,1995)             - -           1,674 191
Loans, net (Notes 2, 6, 7 & 15)            51,273,868      41,566,324
Property and equipment, net
 (Notes 2 & 8)                              1,090,001       1,166,912
Other assets                                1,701,443       1,587,807
 Total Assets                             $64,493,322     $61,201,417

LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
 Deposits
  Non-interest bearing deposits           $ 3,998,070     $ 4,956,350
  Interest bearing deposits                54,421,891      50,992,030
    Total deposits (Note 10)              $58,419,961     $55,948,380
Obligation under capital
 lease (Note 14)                               67,330         145,588
Other liabilities                             596,943         617,602
 Total Liabilities                        $59,084,234     $56,711,570

Commitments and contingencies (Note 9)

Shareholders' Equity: (Notes 1, 15 & 18)
 Common stock, $5.00 par value, 10,000,000
 shares authorized, 353,417 shares issued
 and outstanding at Dec. 31, 1995
 and 1994                                 $ 1,767,085     $ 1,767,085
 Paid-in-capital                            1,712,903       1,712,903
 Retained earnings                          1,905,021       1,182,091
 Unrealized gain on securities, net            24,079        (172,232)
  Total Shareholders' Equity              $ 5,409,088     $ 4,489,847
  Total Liabilities and Shareholders'
Equity                                    $64,493,322     $61,201,417

Refer to notes to the consolidated financial statements.

COMMUNITY NATIONAL BANCORPORATION
ASHBURN, GEORGIA
Consolidated Statements of Income

Years Ended December 31,
                                          1995            1994
Interest income:
 Interest and fees on loans           $ 5,590,840      $ 4,075,413
 Interest on investment securi            527,761          472,001
 Interest on federal funds sold            82,601          176,069
    Total interest income             $ 6,201,202      $ 4,723,483

Interest expense:
Interest on deposits and
 borrowings (Note 11)                   2,977,197        2,105,801

Net interest income                     3,224,005        2,617,682

Provision for possible
 loan losses (Note 7)                     378,000          321,500
Net interest income after provision
 for possible loan losses               2,846,005        2,296,182

Other income:
 Gain/(loss) on sale of
 securities (Note 4)                  $    (4,066)     $    87,364
 Service fees on deposit accounts         305,480          275,359
 Miscellaneous, other                      88,083           84,936
    Total other income                $   389,497      $   447,659

Other expenses:
 Salaries and benefits                $   850,854      $   744,961
 Data processing expense                   74,676           64,137
 Regulatory fees and assessments          107,699          148,997
 Depreciation and amortization            163,120          175,266
 Other operating expenses (Note 12)       746,059          556,404
    Total other expenses              $ 1,942,408      $ 1,689,765

Income (loss) before income tax       $ 1,293,094      $ 1,054,076

Income tax (Notes 2 & 13)                 506,549          409,726

Net income                            $   786,545      $   644,350


Primary net income per
 common share (Note 2)                $      1.96      $      1.58

Fully diluted net income
 per common share (Note 2)            $      1.96      $      1.58





Refer to notes to the consolidated financial statements.

COMMUNITY NATIONAL BANCORPORATION
ASHBURN, GEORGIA
Consolidated Statements of Changes in Shareholders' Equity for the years ended December 31, 1995 and 1994

                 Number                        Retained  Unrealized  Total
                   of      Common    Paid-in-  Earnings    Gain on Shareholders'
                 Shares    Stock     Capital   (Deficit) Securities  Equity
Balance,
December 31,
   1993         352,001 $1,760,005 $1,705,823 $ 601,101 $ 129,174 $4,196,103

Redemption of
 stock warrants   1,416      7,080      7,080     - -       - -       14,160

Dividends paid    - -        - -        - -     (63,360)    - -      (63,360)

Net income, 1994  - -        - -        - -     644,350     - -      644,350

Unrealized (loss)
 on securities    - -        - -        - -       - -    (301,406)  (301,406)

Balance,
December 31,
1994         $353,417 $1,767,085 $1,712,903 $1,182,091 $(172,232) $4,489,847

Dividends paid   - -         - -        - -     (63,615)    - -      (63,615)

Net income, 1995 - -         - -        - -     786,545     - -      786,545

Unrealized (loss)
 on securities   - -         - -        - -       - -     196,311    196,311

Balance,
December 31,
 1995        $353,417 $1,767,085 $1,712,903  $1,905,021   $24,079 $5,409,088



Refer to notes to the consolidated financial statements.

COMMUNITY NATIONAL BANCORPORATION
ASHBURN, GEORGIA
Consolidated Statements of Cash Flows

                                                            Years Ended
                                                            December 31,
                                                         1995           1994
     Cash flows from operating activities:
       Net income                                 $    786,545    $   644,350
       Adjustments to reconcile net income to
         net cash provided by operating activities:
         Depreciation and amortization                 163,120        175,266
         Net amortization of premiums on securities       (430)        19,454
         Loss on sale or settlements of securities       4,066        (87,364)
         Provisions for loan losses                    378,000        321,500
       (Increase) in other assets                     (125,283)      (534,574)
       (Decrease) in liabilities                       (20,659)       113,560
     Net cash provided by operating activities    $  1,185,359    $   652,192

     Cash flows from investing activities:
       Proceeds from sales and
        paydowns of investment securities         $  4,817,692    $ 4,174,687
       Proceeds from maturities
        of investment securities                     1,685,000      3,300,000
       Purchase of investment securities            (1,937,097)   (10,203,108)
       Net increase in loans                       (10,085,544)    (2,236,150)
       Purchase of property and equipment              (74,562)       (45,343)
     Net cash used in investing activities        $ (5,594,511)   $(5,009,914)

     Cash flows from financing activities:
       Proceeds from redemption of warrants      $       - -       $   14,160
       Payment of dividends                            (63,615)       (63,360)
       (Decrease) in lease obligations                 (78,258)       (82,330)
       Increase in customer deposits                  2,471,581     3,245,632
     Net cash provided from financing activities   $  2,329,708    $3,114,102

     Net increase in cash and cash equivalents     $ (2,079,444)  $(1,243,620)
     Cash and cash equivalents, beginning of year     5,383,503     6,627,123
     Cash and cash equivalents, end of year        $  3,304,059   $ 5,383,503

     Supplemental Information:

     Income taxes paid                             $    480,463   $   350,540
     Interest paid                                 $  2,842,549   $ 2,076,979

     Refer to notes to the consolidated financial statements.

     Community National Bancorporation
     Ashburn, Georgia
     Notes to Consolidated Financial Statements
     December 31, 1995 and 1994

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

Note 2 - Summary of Significant Accounting Policies

     Basis of Presentation and Reclassification. The consolidated financial statements include the accounts of the Company and the Subsidiary. All significant intercompany accounts and transactions have been eliminated in consolidation. Certain prior year amounts have been reclassified to conform to the current year presentation.

     Basis of Accounting. The accounting and reporting policies of the Company conform to generally accepted accounting principles and to general practices in the banking industry. The Company uses the accrual basis of accounting by recognizing revenues when they are earned and recognizing expenses in the period incurred, without regarding the time of receipt or payment of cash.

     Investment Securities. The Company adopted Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investment in Debt and Equity Securities" ("SFAS 115") on January 1, 1994. SFAS 115 requires investments in equity and debt securities to be classified into three categories:

     1. Held-to-maturity securities: These are securities which the Company has the ability and intent to hold until maturity. These securities are stated at cost, adjusted for amortization of premiums and the accretion of discounts.

     2. Trading securities: These are securities which are bought and held principally for the purpose of selling in the near future. Trading securities are reported at fair market value, and related unrealized gains and losses are recognized in the income statement.

     3. Available-for-sale securities: These are securities which are not classified as either held-to-maturity or as trading securities. These securities are reported at fair market value. Unrealized gains and losses are reported, net of tax, as separate components of shareholders' equity. Unrealized gains and losses are excluded from the income statement.

     Loans, Interest and Fee Income on Loans. Loans are stated at the principal balance outstanding. Unearned discount, unamortized loan fees and the allowance for possible loan losses are deducted from total loans in the statement of condition. Interest income is recognized over the term of the loan based on the principal amount outstanding. Points on real estate loans are taken into income to the extent they represent the direct cost of initiating a loan. The amount in excess of direct costs is deferred and amortized over the expected life of the loan.

     Loans are generally placed on non-accrual status when principal or interest becomes ninety days past due, or when payment in full is not anticipated. When a loan is placed on non-accrual status, interest accrued but not received is generally reversed against interest income. If collectibility is in doubt, cash receipts on non-accrual loans are not recorded as interest income, but are used to reduce principal.
     Allowance for Possible Loan Losses. The provisions for loan losses charged to operating expense reflect the amount deemed appropriate by management to establish an adequate reserve to meet the present and foreseeable risk characteristics of the current loan portfolio. Management's judgement is based on periodic and regular evaluation of individual loans, the overall risk characteristics of the various portfolio segments, past experience with losses and prevailing and anticipated economic conditions. Loans which are determined to be uncollectible are charged against the allowance. Provisions for loan losses and recoveries on loans previously charged-off are added to the allowance.

     The Company adopted Statement of Financial Accounting Standards No.
114, "Accounting by Creditors for Impairment of a Loan," ("SFAS 114") on January 1, 1995. Under the new standard, a loan is considered impaired, based on current information and events, if it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. The measurement of impaired loans is generally based on the present value of expected future cash flows discounted at the historical effective interest rate, except that all collateral-dependent loans are measured for impairment based on the fair value of the collateral. The adoption of SFAS 114 resulted in no change to the allowance for credit losses at January 1, 1995.

     In October, 1994, FASB issued Statement of Financial Accounting Standards No. 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosure" ("SFAS 118"). SFAS 118 amends SFAS 114 to allow a creditor to use existing methods for recognizing interest income on an impaired loan, rather than the methods prescribed in SFAS 114.

     Property and Equipment. Building, furniture and equipment are stated at cost, net of accumulated depreciation. Depreciation is computed using the straight line method over the estimated useful lives of the related assets. Maintenance and repairs are charged to operations, while major improvements are capitalized. Upon retirement, sale or other disposition of property and equipment, the cost and accumulated depreciation are eliminated from the accounts, and gain or loss is included in income from operations.

     Income Taxes. The consolidated financial statements have been prepared on the accrual basis. When income and expenses are recognized in different periods for financial reporting purposes and for purposes of computing income taxes currently payable, deferred taxes are provided on such temporary differences.

     Effective January 1, 1993, the Company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"). Under SFAS 109, deferred tax assets and liabilities are recognized for the expected future tax consequences of events that have been recognized in the financial statements or tax return. Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be realized or settled.

     Statement of Cash Flows. For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks and federal funds sold. Generally, federal funds are purchased or sold for one day periods.

     Earnings Per Share. The weighted average number of shares outstanding as well as all of the common stock equivalents must be considered for purposes of computing earnings per share. Common stock equivalents are securities that enable their holders to obtain additional shares of common stock. Options and warrants are common stock equivalents. They are used in the computation of earnings per share only if, upon exercise, they dilute earnings per share by 3% or more. To compute earnings per share, adjusted net income is divided by the sum of weighted average shares of common stock outstanding and of common stock equivalents.

     Whenever the market price of a share of common stock exceeded the exercise price of any warrant or option during the calendar years 1995 and 1994, an increase equal to the number of shares which would be issuable on any such exercise of warrants and stock options was reflected as a common stock equivalent. However, the rule for the treasury stock method states that common stock equivalents may not exceed 20% of the outstanding shares. Thus, if upon exercise, excess funds were available to acquire more than the 20% limit on common stock equivalents, any excess proceeds were assumed to be invested in treasury securities and the income from those investments used to adjust net income accordingly.

     Purchases for purposes of the primary earnings per share calculation were assumed to have been made at the average price of a share of common stock during the corresponding calendar year, while purchases for purposes of the fully diluted calculation were assumed to have been made at the calendar year-end price of a share of stock.
                                       1995     1994

Primary earnings per share            $1.96     $1.58

Fully diluted earnings per share      $1.96     $1.58

Weighted average number of common
 stock and common stock equivalents  403,708   424,100

Note 3 - Federal Funds Sold

     The Bank is required to maintain legal cash reserves computed by applying prescribed percentages to its various types of deposits. When the Bank's cash reserves are in excess of the required amount, the Bank may lend the excess to other banks on a daily basis. As of December 31, 1995, the Bank was a net seller of $1,250,000 in the federal funds market. At December 31, 1994, the Bank sold $3,500,000 to four banks through the use of the federal funds market.


Note 4 - Securities Available-for-Sale

     The amortized costs and estimated market values of securities available-for-sale as of December 31, 1995 follow:

                                         Gross          Estimated
                     Amortized         Unrealized         Market
Description             Cost         Gains    Losses      Value
U.S. Treasury
 securities         $   992,638   $ 1,108  $  (1,246)  $  992,500
U.S. Agency
 securities           3,749,829     9,684     (6,230)   3,753,283
FRB stock                99,000      - -        - -        99,000
FHLB stock              183,300      - -        - -       183,300
Municipal
 securities           1,884,195    32,108       - -     1,916,303
Mortgage backed
 securities              78,504     1,061       - -        79,565
CDs at other banks      100,000      - -        - -       100,000
  Total securities  $ 7,087,467   $43,960  $  (7,476)  $7,123,951

     The amortized costs and estimated market values of securities available-for-sale as of December 31, 1994 are listed below:

                                         Gross          Estimated
                      Amortized        Unrealized         Market
Description              Cost        Gains    Losses      Value
U.S. Treasury
 securities         $ 2,082,270   $   168  $ (59,843)  $2,022,595
U.S. Agency
 securities           5,693,288      - -    (138,008)   5,555,280 FRB stock
                       99,000      - -        - -        99,000
FHLB stock              171,900      - -        - -       171,900
Municipal
 securities             410,823       387     (3,276)     407,934
Mortgage backed
 securities           1,626,357     1,029    (61,415)   1,565,971
  Total securities  $10,083,638   $ 1,584  $(262,542)  $9,822,680

     The amortized costs and estimated market values of securities available-for-sale at December 31, 1995, by contractual maturity, are shown in the following chart. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                      Estimated
                                       Amortized        Market
                                         Cost           Value
Due in one year or less             $ 2,142,653     $ 2,137,766
Due after one
 through five years                   4,377,254       4,409,427
Due after five
 through ten years                      206,756         214,893
FRB stock (no maturity)                  99,000          99,000
FHLB stock (no maturity)                183,300         183,300
Mortgage-backed securities               78,504          79,565
  Total investment securities       $ 7,087,467     $ 7,123,951

       Proceeds from sales of securities during 1995 were $4,817,692. Gross losses of $4,066 were realized on those sales.
Proceeds from sales of securities during 1994 were $4,174,687. Gross gains of $87,364 were realized on those sales.

     As of December 31, 1995, an aggregate amount of $1,650,483, consisting of total or portions of nine securities, were pledged as collateral for public funds deposits aggregating $2,081,787. As of December 31, 1994, an aggregate amount of $2,341,331, consisting of total or portions of seven securities, were pledged as collateral for public funds deposits aggregating $1,013,686.


Note 5 - Securities Held-to-Maturity

     There were no securities classified held-to-maturity at December 31, 1995.

     The amortized costs and estimated market values of securities held-to-maturity as of December 31, 1994 follows:

                                         Gross           Estimated
                       Amortized       Unrealized          Market
Description               Cost       Gains    Losses       Value

Municipal securities  $1,574,191   $   - -   $(44,253)  $1,529,938
CDs at other banks       100,000       - -       - -       100,000
  Total securities    $1,674,191   $   - -   $(44,253)  $1,629,938


Note 6 - Loans

     The composition of net loans by major loan category, as of December 31, 1995 and 1994, follows:

December 31,

                                            1995           1994
  Commercial, financial, agricultural   $33,716,669    $26,023,979
  Real estate - construction                688,037        140,000
  Real estate - mortgage                  8,136,175      6,637,143
  Installment                             9,655,600      9,474,923
  Loans, gross                          $52,196,481    $42,276,045
  Deduct:
    Allowance for loan losses              (922,613)      (709,721)
  Loans, net                            $51,273,868    $41,566,324

     As of December 31, 1995, loans in the amount of $80,178 were on non-accrual status. If interest had been accrued on those loans, interest income would have increased by $2,808 or $.01 per share. As of December 31, 1994, loans in the amount of $81,311 were on non-accrual status. If interest had been accrued on those loans, interest income would have increased by $6,119 or $.01 per share.

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

     Activity within the allowance for loan losses account for the years ended December 31, 1995 and 1994 follows:

Year ended December 31,
                                            1995          1994

     Balance, beginning of year        $  709,721     $ 655,273
     Add:  Provision for loan losses      378,000       321,500
     Add:  Recoveries of previously
            charged off amounts            22,568        22,228
     Total                             $1,110,289     $ 999,001
     Deduct:  Amount charged-off         (187,676)     (289,280)
     Balance, end of year              $  922,613     $ 709,721


Note 8 - Property and Equipment

     Building, furniture, equipment, land and land improvements are stated at cost less accumulated depreciation. Components of property and equipment included in the consolidated balance sheets at December 31, 1995 and 1994 follow:

December 31,
                                            1995          1994

     Land                             $   61,168    $   61,168
      Land improvements                    43,111        30,486
      Building                            938,977       933,437
      Furniture and equipment             680,498       624,158
        Total fixed assets             $1,723,754    $1,649,249
      Deduct:
        Accumulated depreciation         (633,753)     (482,337)
      Total fixed assets, net          $1,090,001    $1,166,912

     Included in furniture and equipment are assets costing $400,881 which are leased under two separate capital lease arrangements. Please refer to
Note 14 for additional information concerning the capital leases.

     Depreciation expense for the years ended December 31, 1995 and 1994 amounted to $151,473 and $155,778, respectively. Depreciation is charged to operations over the estimated useful lives of the assets. The estimated useful lives and methods of depreciation for the principal items follow:

   Type of Asset             Life in Years  Depreciation Method

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


Note 10 - Deposits

     The following details deposit accounts at December 31, 1995 and 1994:

December 31,
                                          1995           1994

Non-interest bearing deposits        $ 3,998,070   $ 4,956,350
Interest bearing deposits:
  NOW accounts                         4,836,437     5,249,485
  Money market accounts                4,163,251     5,911,642
  Savings                              1,175,364     1,201,999
  Time, less than $100,000            32,149,278    28,150,528
  Time, $100,000 and over             12,097,561    10,478,376
    Total deposits                   $58,419,961   $55,948,380

Note 11 - Interest on Deposits and Borrowings

     A summary of interest expense for the years ended December 31, 1995 and 1994 follows:
                                                  December 31,
                                                1995        1994

Interest on NOW and Super NOW accounts     $  166,959  $  163,929
Interest on money market accounts             154,008     200,139
Interest on savings accounts                   40,644      33,292
Interest on CDs under $100,000              1,836,134   1,241,271
Interest on CDs $100,000 and over             751,017     452,846
Interest on federal funds purchased            20,784        - -
Interest, other borrowings                      7,651      14,324
 Total interest on deposits and borrowings $2,977,197  $2,105,801

Note 12 - Other Operating Expenses

     A summary of other operating expenses for the years ended December 31, 1995 and 1994 follows:
                                                  December 31,
                                                1995        1994
     Stationary and supplies                 $ 48,942    $ 37,273
     Professional fees                        110,818     126,950
     Courier & Postage                         37,413      32,585
     Advertising & business development        73,696      44,160
     Repairs and maintenance                   63,835      65,553
     Utilities and telephone                   42,542      40,467
     Directors' fees                           64,850      47,200
     Taxes and licenses                       128,544      56,333
     Write-down on OREO property               50,000        - -
     All other operating expenses             125,419     105,883
       Total other operating expenses        $746,059    $556,404

Note 13 - Income Taxes

     As of December 31, 1995 and 1994, the Company's provision for income taxes consisted of the following:

                                        December 31,
                                     1995           1994

 Current                          $ 486,700     $ 363,956
 Deferred                            19,849        45,770
 Federal income tax expense       $ 506,549     $ 409,726

Deferred income taxes consist of the following:

                                      1995          1994
Provision for loan losses         $   8,043      $ 20,235
Start-up expenses                    10,500        21,176
Other                                 1,306         4,359
  Total                           $  19,849      $ 45,770

     The Company's provision for income taxes differs from the amounts computed by applying the federal income tax statutory rates to income before income taxes.


     A reconciliation of federal statutory income taxes to the Company's actual income tax provision follows:

Year ended December 31,
                                    1995            1994

Income taxes at statutory rate    $517,238       $421,630
Tax-free investments               (33,266)       (23,782)
Decrease in valuation
 allowance, deferred asset           8,043         20,235
Other                               14,534         (8,357)
  Total                           $506,549      $ 409,726


     Included under other assets at December 31, 1995 is a net deferred tax asset in the amount of $64,676. The tax effects of the temporary differences that comprise the net deferred tax asset follow:

Deferred tax assets:
  Unrealized gain on securities                  $(12,405)
  Provision for loan losses        258,056
  Valuation allowance             (180,975)        77,081
    Net deferred tax asset                       $ 64,676


Note 14 - Capital Leases

     The Bank leases equipment (under two separate agreements) that is used in the ordinary course of business for operational needs. The leased equipment is a component of property and equipment on the consolidated balance sheets, and its cost is capitalized. Those costs were $247,897 in 1992 and $152,984 in 1991. The resulting liability account, obligation under capital lease, was also reflected in the Company's consolidated balance sheets. Note that the assets under capital leases are being depreciated and included in the annual provision for depreciation expense.

     Future minimum lease commitments under these leases at December 31, 1995, follow:

   January 1 to December 31, 1996               $ 55,706
   January 1 to December 31, 1997                 13,911
   Thereafter                                       - -
   Total future minimum lease commitments         69,617
   Less:  amount representing interest            (2,287)
   Present value of minimum lease payments      $ 67,330

     Total payments during 1995 and 1994 under the two leases aggregated $87,897 and $97,651, respectively.


Note 15 - Related Party Transactions

     Stock Warrants and Options. In consideration of the directors' financial risks and efforts in organizing the Company and the Bank, each director was offered the opportunity to purchase investment units consisting of one share of the Company's common stock and a warrant to purchase one share of the Company's common stock. Each warrant entitles its holder to purchase the Company's common stock at a price of $10.00 per share at any time during the warrants' term of ten years. There were 97,750 units sold to organizers during the Company's initial offering, and as of December 31, 1995 and 1994, there were 96,334 outstanding warrants.

     Under certain performance criteria, the Bank's president and executive vice president are entitled to stock options. As of December 31, 1995, the president and executive vice president each had earned options to purchase 14,080 and 10,560 shares, respectively. The options are exercisable at $10.00 per share and mature at the end of seven years. Both the president and executive vice president have been granted all of the options outlined in their respective employment agreements.

     Borrowings and Deposits by Directors and Executive Officers. Certain directors, executive officers and companies with which they are affiliated, are customers of and have banking transactions with the Bank in the ordinary course of business. As of December 31, 1995 and 1994, loans outstanding to directors, their related interests and executive officers aggregated $2,193,261 and $2,355,803, respectively. These loans were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable arms-length transactions.

     A summary of loan transactions with directors, including their affiliates, and executive officers during 1995 and 1994 follows:

                                     1995          1994

Balance, beginning of year       $ 2,355,803   $ 2,861,630
   New loans                       2,135,096     2,153,560
   Less:  loan payments           (2,297,638)   (2,659,387)
   Balance, end of year          $ 2,193,261   $ 2,355,803

     Deposits by directors and their related interests, at December 31, 1995 and 1994, approximated $1,843,997 and $1,756,571, respectively.

     Total directors' fees aggregated $64,850 in 1995 and $47,200 in 1994.


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

     Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any material condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require the payment of a fee. At December 31, 1995 and 1994, unfunded commitments to extend credit were $3,709,000 and $5,818,651, respectively. The Company evaluates each customer's credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management's credit evaluation of the borrower. Collateral varies but may include accounts receivable, inventory, property, plant and equipment, farm products, livestock and income producing commercial properties.

     At December 31, 1995 and 1994, commitments under letters of credit aggregated approximately $269,700 and $169,000, respectively. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Collateral varies but may include accounts receivable, inventory, equipment, marketable securities and property. Since most of the letters of credit are expected to expire without being drawn upon, they do not necessarily represent future cash requirements.

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


Note 17 - Fair Value of Financial Instruments

     Statement of Financial Accounting Standards No. 107, "Disclosures About Fair Value of Financial Instruments" ("SFAS 107"), requires the disclosure of estimated fair values for all financial instruments, both on-and-off balance sheet assets and liabilities, whose values may be practically estimated, along with pertinent information on those financial instruments whose values may not be so estimated.

     Fair value estimates are made at a specific point in time and are based on relevant market information which is continuously changing. Because no quoted market prices exist for a significant portion of the Company's financial instruments, fair values for such instruments are based on management's assumptions with respect to future economic conditions, estimated discount rates, estimates of the amount and timing of future cash flows, expected loss experience and other factors. These estimates are subjective in nature involving uncertainties and matters of significant judgment. Therefore, they cannot be determined with precision. Note that changes in the assumption could significantly affect the estimates. The following disclosures should not be considered a substitute for the liquidation value of the Company and its subsidiaries, but rather a good-faith estimate of the increase or decrease in value of financial instruments held by the Company since purchase, origination or issuance.
The Company has not undertaken any steps to value any assets or liabilities that are not considered financial instruments. For example, premises, equipment, core deposits, intangibles and goodwill are not considered financial instruments.

     The following methods and assumptions were used by the Company in estimating the fair value of its financial instruments.

     1. Cash and due from banks and interest bearing deposits with other banks: Fair value equals the carrying value of such assets.

     2.  Investment securities and investment securities available-for-sale:
Fair values for investment securities are based on quoted market prices.

     3. Federal funds sold and securities purchased under agreements to resell: Due to the short term nature of these assets, the carrying values of these assets approximate their fair value.

     4. Loans: For variable rate loans, (those repricing within six months or less) fair values are based on carrying values. Fixed rate commercial loans, other installment loans and certain real estate mortgage loans were valued using discounted cash flows. The discount rate used to determine the present value of these loans was based on interest rates currently being charged by the Company on comparable loans as to credit risk and term.

     5. Off-balance sheet instruments: The Company's loan commitments are negotiated at current market rates and are relatively short-term in nature and, as a matter of policy, the Company generally makes commitments for fixed rate loans for relatively short periods of time. Therefore, the estimated value of the Company's loan commitment approximates carrying amount.

     6. Deposit liabilities: The fair values of demand deposits are, as required by SFAS 107, equal to the carrying value of such deposits. Demand deposits include non-interest bearing deposits, savings accounts, NOW accounts and money market demand accounts.

     Discounted cash flows have been used to value fixed rate term deposits and variable rate term deposits having reached an interest rate floor. The discount rate used is based on interest rates currently being offered by the Company on comparable deposits as to amount and term.

     7. Short-term borrowings: The carrying value of federal funds purchased, securities sold under agreements to repurchase and other short-term borrowings approximates their carrying values.

     8. FHLB and other borrowings: The fair value of the Company's fixed rate borrowings are estimated using discounted cash flows, based on the Company's current incremental borrowing rates or similar types of borrowing arrangements. The carrying amount of the Company's variable rate borrowings approximates their fair values.

At December 31, 1995
                                  Carrying      Estimated
                                   Amount       Fair Value
  Assets:
    Cash and due from banks     $ 2,054,059    $ 2,054,059
    Investment securities
     available-for-sale           7,123,951      7,123,951
    Federal funds sold and
     securities purchased
     under agreements to resell   1,250,000      1,250,000
    Loans                        51,273,868     51,395,608
  Liabilities:
    Non-interest
     bearing deposits             3,997,817      3,997,817
    Interest bearing deposits    54,421,891     54,319,570
    FHLB and other borrowings        67,330         67,330

Note 18 - Dividends

     Dividends are paid by the Company from its assets, which are provided mainly by dividends up-streamed from the Bank. Certain regulatory restrictions exist, however, regarding the ability of the Bank to transfer funds to the Company in the form of cash dividends, loans or advances.

     During 1995, the Company received $40,000 in dividends from the Bank and paid dividends in the amount of $.18 per share of common stock, or $63,615 in the aggregate to its shareholders. During 1994, the Company received $114,000 in dividends from the Bank and paid dividends in the amount of $.18 per share of common stock, or $63,360 in the aggregate to its shareholders.


Note 19 - Parent Company Financial Information

     This information should be read in conjunction with the other notes to the consolidated financial statements.

Parent Company Balance Sheets
December 31,

Assets                                     1995            1994

Cash                                  $     - -        $   30,191
Accounts receivable                          467           54,561
Investment in CDs                        100,000          100,000
Investment in the Bank                 5,322,343        4,329,605
Organizational costs, net                   - -             2,128
Other assets                              52,247            1,000
  Total Assets                        $5,475,057       $4,517,485

Liabilities and Shareholders' Equity

Income taxes payable                  $   51,242       $   19,204
Accounts payable                          14,727            8,434
  Total Liabilities                   $   65,969       $   27,638

Common stock                          $1,767,085       $1,767,085
Paid-in-capital                        1,712,903        1,712,903
Retained earnings                      1,905,021        1,182,091
Unrealized gain (loss) on securities      24,079         (172,232)
  Total Capital                       $5,409,088       $4,489,847
  Total liabilities and capital       $5,475,057       $4,517,485

Parent Company Statements of Income


Years Ended December 31,
                                           1995            1994
Revenues:

 Interest income                      $  5,677         $  4,449
 Dividends from Bank                    40,000          114,000
 Total revenues                       $ 45,677         $118,449

Expenses:
 Professional fees                    $ 41,963         $ 30,555
 Amortization of organization costs      2,128            3,648
 Other expenses                         11,468           11,770
 Total expenses                       $ 55,559         $ 45,973

Income (loss) before
 equity in undistributed
 earnings of Bank                     $ (9,882)        $ 72,476

Equity in undistributed
 earnings of Bank                      796,427          571,874

Net Income                            $786,545         $644,350

Parent Company Statements of Cash Flows
Years Ended December 31,
                                             1995        1994
Cash flows from operating activities:

  Net income                             $ 786,545    $ 644,350
  Adjustments to reconcile net
   income to net cash provided
   by operating activities:
    Equity in undistributed
     earnings of the Bank                 (796,427)    (571,874)
    Amortization of organization costs       2,128        3,648
    Decrease in receivables
     and advances                            2,847      (24,571)
    Increase in payables                    38,331       26,986
Net cash provided
 by operating activities                 $  33,424    $  78,539

Cash flows from financing activities:
 Proceeds from redemption of warrants    $    - -     $  14,160
 Payment of cash dividends                 (63,615)     (63,360)
Net cash provided
 from financing activities               $ (63,615)   $ (49,200)

Net (decrease) in cash
 and cash equivalents                    $ (30,191)   $  29,339
Cash and cash equivalents,
 beginning of year                          30,191          852
Cash and cash equivalents, end of year   $    - -     $  30,191


Note 20 - Subsequent Events

     Subsequent to December 31, 1995, and prior to the date of this report, the Company declared a dividend of $.18 per share for each share of its common stock outstanding. Any declaration of future dividends is within the Board of Directors' discretion and will depend, among other things, upon business conditions, earnings, capital position and applicable regulatory requirements.
Item 8.Changes in and Disagreements  With Accountants and Financial
Disclosure.

     Not applicable. The Registrant did not change accountants in 1995 and continues to use the independent accounting firm of Francis & Company, CPAs.


PART III

Item 9.Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

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

Name            Age    Position with Company and Bank and Principal
                       Occupation

T. Brinson
 Brock, Sr.     39     Mr. Brock has been Vice President and Secretary
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

Willis R.
 Collins        50     Mr. Collins has been a director of the Company
                       since August 1989 and of the Bank since August
                       1990. Mr. Collins has been a County Commissioner since 1986. He has managed Turnco Farms since
                       1960 and he organized Cotton Warehouse, Inc. in 1988.

Gene Stallings
 Crawford       67     Mr. Crawford has been a director of the Company
                       since August 1989 and of the Bank since August
                       1990. For over forty years Mr. Crawford has been active in developing Crawford Cattle Company, a beef and feeder cattle production business.

Benny Warren
 Denham         65     Mr. Denham has been a director of the Company
                       since August 1989 and of the Bank since August
                       1990. Mr. Denham is a co-owner of Denham Farms and has operated this farming business since
                       1951.

Lloyd Greer
 Ewing          50     Mr. Ewing has been a director of the Company
                       since August 1989 and of the Bank since August
                       1990.  Mr. Ewing joined Ewing Buick, Pontiac GMC
                       Trucks, Inc. in sales in 1973 and has progressed through the company for the past nineteen years.
                       He now is a 50% owner of the business and is General Manager. Mr. Ewing is a former member of the Board of Directors at First Federal Savings
                       Bank of Turner County.

Ronald Craig
 Huckaby        36     Mr. Huckaby served as a director of the Company
                       from August 1989 through February 13, 1996 and of the Bank from August 1990 through February 13,
                       1996. Mr. Huckaby is a farmer and cattleman. He owns 100% of Huckaby Farms, a row crop operation in Crisp and Dooly Counties. Mr. Huckaby resigned from his positions as a director of each of the Company and the Bank on February 13, 1996.

Grady Elmer
 Moore          61     Mr. Moore has been a director of the Company
                       since August 1989 and of the Bank since August
                       1990.  Mr. Moore runs a row crop operation, G.M.
                       Farms, Inc., which he has pursued for the past thirty-five years.

Sara Ruth
 Raines         49     Mrs. Raines has been a director of the Company
                       since August 1989  and of the Bank since August
                       1990. Until recently, Mrs. Raines was the sole owner of a department (clothing) store in Ashburn.

Theron G. Reed  53     Mr. Reed has been President, Chief Executive
                       Officer and Treasurer since November 1989 and a director since August 1989 of the Company and President, Chief Executive Officer and a director of the Bank since August 1990. Mr. Reed was employed by the Ashburn Bank from 1965 until his resignation in April 1989. He served as President and CEO of that institution from March
                       1980 until April 1989 and prior to that he served in various other capacities ranging from Assistant Vice President to Vice President -
                       Lending.

Benjamin E.
 Walker        64      Mr. Walker has been a director of the Company
                       since August 1989 and of the Bank since August
                       1990.  Mr. Walker is a minority owner of M & W
                       Sportswear, Inc., a local garment contracting company which has been in business since 1966.
                       Mr. Walker is also a fifty percent owner of SWS
                       Garment, Inc., a uniform manufacturing operation in Fitzgerald, Georgia. Mr. Walker is the former
                       Chairman of the Board of Citizens Bank of Ashburn.

Jimmie Ann Ward 58     Mrs. Ward has been a director of the Company
                       since August 1989 and of the Bank since August
                       1990. Mrs. Ward is a homemaker and community volunteer in Turner County.

Freddie J.
 Weston, Jr.    58     Mr. Weston has been a director of the Company
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

     Theron G. Reed - Age 53. Mr. Reed has been President, Chief Executive Officer and Treasurer since November 1989 and a director since August 1989 of the Company and President, Chief Executive Officer and a director of the Bank since August 1990. Mr. Reed was employed by the Ashburn Bank from 1965 until his resignation in April 1989. He served as President and CEO of that institution from March 1980 until April 1989 and prior to that he served in various other capacities ranging from Assistant Vice President to Vice President - Lending.

     T. Brinson Brock, Sr. - Age 39. Mr. Brock has been Vice President and Secretary since November 1989 and a director since August 1989 of the Company and Executive Vice President, Secretary and a director of the Bank since August 1990. Mr. Brock began his banking career in 1978 with Cordele Banking Company in Cordele, Georgia. At Cordele Banking Company his major lending responsibilities were in the areas of consumer, commercial and agricultural lending. He also handled the "packaging" of SBA loans. In 1984 he joined Ashburn Bank as Vice President and served primarily as a commercial and agricultural loan officer. Promoted to Senior Vice President in charge of lending in 1987, he supervised a staff of four consumer, mortgage, agricultural, and commercial loan officers.

     Ava Lovett - Age 51. Ms. Lovett has been Vice President and Cashier of the Bank since May 1990. From 1989 through 1990, she was Vice President, Cashier, corporate secretary and operations compliance officer for Coffee County Bank, Douglas, Georgia. She supervised all activities of the bank policies and objectives and was responsible for the bank's daily reserve and money position. Ms. Lovett prepared management and regulatory reports to the Board, the annual budget, budget variance analysis and all regulatory
reports.   From 1987 through 1989, Ms. Lovett was Vice President, Cashier and
Secretary for Ashburn Bank, Ashburn, Georgia. She supervised all activities of the operations area and established operating procedures in accordance with bank policies and objectives. She was responsible for the bank's daily reserve and money position. From 1986 through 1987, Ms. Lovett was an Internal Auditor for Alma Exchange Bank, Alma, Georgia. She established and implemented an internal audit program for four banks in the bank holding company. In addition, she performed periodic examinations of all accounting records of the banks, performed continuous evaluation of operating procedures and prepared and presented reports to the Board. From 1982 through 1986 Ms. Lovett was a financial examiner with the Georgia Department of Banking and Finance, Atlanta, Georgia (District Office, Douglas, Georgia). She performed safety and soundness examinations of state chartered banks, credit unions and bank holding companies. Her responsibilities included examiner-in-charge duties, credit analysis and detail (audit) functions.

Item 10.Executive Compensation.

     A.  Named Executive Officers.

     The following table sets forth the compensation paid to the named executive officers of the Registrant for each of the Registrant's last three completed fiscal years:

SUMMARY COMPENSATION TABLE
                                    ANNUAL     LONG TERM COMPENSATION
COMPENSATION                                   AWARDS         PAYOUTS

                                                        Securities All Other
Name and                                Othe Restricted Underlying    Com-
Principal                               Annual    Stock Options/ LTIP pensa-
Position          Year    Salary  Bonus Compensation Awards SARs Payouts tion
  (a)               (b)     (c)      (d)       (e)     (f)  (g)    (h) (i)

Theron G. Reed,    1995  $100,404  $18,000  $22,408(1) $0     0     $0  $0
 President and CEO 1994   $93,630  $15,000  $32,307(2) $0 3,520(4)  $0  $0
 of the Company    1993   $93,630  $12,750  $15,667(3) $0 3,520(4)  $0  $0

T. Brinson Brock,  1995   $81,200  $17,000  $21,984(6) $0 1,760(7)  $0  $0
 Sr.(5)
 Vice President and
 Secretary of the
 Company

(1) Includes directors fees of $3,400; automobile allowance of $3,300;
    Christmasbonus of $1,500; and      contribution to the Company's profit
    sharing plan in the amount of $14,208.

(2) Includes directors fees, Christmas bonus and contribution to the
    Company's profit sharing plan on behalf of Mr.    Reed.

(3) Represents amount contributed to the Company's profit sharing plan on behalf of Mr. Reed.

(4) When the Bank opened for business in 1990, Mr. Reed was granted an
    option to acquire 1% of the   Registrant's original stock issue (i.e.,
    3,520 shares).  Thereafter, at the end of each of fiscal year 1992,
    1993 and 1994, Mr. Reed, based upon the Bank's having achieved a specified return on assets in each such year, was granted additional options to acquire 1% per year of the Registrant's original stock issue (i.e.,
    3,520 additional shares per year). The return on assets which the Bank had to achieve in years 1992-1994 for Mr. Reed to earn the options granted to him in such years was:  calendar year 1992, .3%; calendar
    year 1993, .5%; and calendar year 1994, .75%.   All options are
    exercisable at a price of $10.00 per share and are exercisable at any time for seven years after the year in which such options were awarded.

(5) No information is provided with respect to Mr. Brock for fiscal years
    1993 and 1994, because, during such fiscal years, Mr. Brock did not fall within the definition of "named executive officers" provided in
    Item 402(a)(2) of Regulation S-B. Includes directors fees of $4,500; automobile allowance of $4,200; Christmas bonus of $1,500; and contribution to the Companys profit sharing plan in the amount of $11,784.

(7) When the Bank opened for business in 1990, Mr. Brock was granted an
    option to acquire 1% of the   Registrant's original stock issue (i.e.,
    3,520 shares). Thereafter, at the end of each of fiscal year 1992, 1993, 1994 and 1995, Mr. Brock, based upon the Bank's having achieved a specified return on assets in each such year, was granted additional options to acquire .5% per year of the Registrant's original stock issue (i.e., 1,760 additional shares per year). The return on assets which the Bank had to achieve in years 1992-1995 for Mr. Brock to earn the options granted to him in such years was: calendar year 1992, .3%; calendar year 1993, .5%; calendar year 1994, .75%; and calendar year
    1995, 1.0%.   All options are exercisable at a price of $10.00 per
    share and are exercisable at any time for seven years after the year in which such options were awarded.

OPTION/SAR GRANTS IN LAST FISCAL YEAR
(Individual Grants)

                   Number of   Percent of
                  Securities Total Options/
                   Underlying  Granted to
                  Options/SARs Employees in Exercise or Base Expiration
   Name            Granted    Fiscal Year       Price         Date
   (a)                (b)         (c)            (d)          (e)

Theron G.
 Reed                    0        0.00%           --           --

T. Brinson
 Brock, Sr.          1,760         100%      $10.00/Share   12/31/02

    No stock options or warrants were exercised and there were no SARs outstanding during fiscal year 1995. The following table presents information regarding the value of unexercised options and warrants held at December 31, 1995.

AGGREGATED OPTION/SAR EXERCISES IN LAST
FISCAL YEAR AND FY-END OPTION/SAR VALUES


                           Number of     Value of
                                         Securities     Unexercised
                                         Underlying     in-the-Money
                                         Unexercised    Options/SARs
                                         Options/SARs at     at FY-End
                Shares Acquired Value    Exercisable/   Exercisable/
    Name           on Exercise Realized  Unexercisable  Unexercisable
    (a)                (b)       (c)        (d)              (e)
Theron G.
 Reed                  --        --       14,080/0        $91,520/$0

T. Brinson
 Brock, Sr.            --        --       10,560/0        $68,640/$0



    The Registrant does not have any Long Term Incentive Plans in effect.

B.  Directors

Each director of the Registrant receives $300 for each monthly meeting attended by him/her. In addition, directors who are members of the Loan Committee of the Board receive $100 for each meeting of such committee attended by them. In December of 1995 each director of the Bank received a $1,500 Christmas bonus.

(1) Dollar values calculated by determining the difference between the estimated fair market value of the Company's Common Stock at December 31, 1995 (i.e., $16.50 per share) and the exercise price of such options (i.e., $10.00).


Item 11.  Security Ownership of Certain Beneficial Owners and Management.

     On March 1, 1996, the Company had 475 shareholders of record.

    The following table sets forth share ownership information as of March 1, 1996, with respect to any person known to the Registrant to be a beneficial owner of more than 5% of the Registrant's common stock:


SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS*

Title of      Name and Address of                              Percent of
Class          Beneficial Owner            Number of Shares    Class (1)

Common Stock   T. Brinson Brock, Sr.            25,854(2)    6.97%
               1252 Brock Road
               Arabi, Georgia  31712

Common Stock   Willis R. Collins                30,500(3)    8.43%
               9655 Georgia Highway 112 East
               Rebecca, Georgia 31783

Common Stock   Gene Stallings Crawford          35,193(4)    9.68%
               56 South Academy Street
               Rebecca, Georgia 31783

Common Stock   Grady Elmer Moore   25,350(5)    6.93%
               Rural Route 1, Box 875
               Arabi, Georgia  31712

Common Stock   Sara Ruth Raines    23,600(6)    6.49%
               130 Lamont Street
               Ashburn, Georgia  31714

Common Stock   Theron G. Reed      24,121(7)    6.48%
               2945 Georgia Highway 90 West
               Rebecca, Georgia 31783

Common Stock   Benjamin E. Walker  25,600(8)    7.04%
               P.O. Box 185
               Ashburn, Georgia 31714

Common Stock   Jimmie Ann Ward     25,000(9)    6.88%
               1330 Warwick Highway
               Ashburn, Georgia  31714


* Information relating to beneficial ownership of common stock is based upon "beneficial ownership" concepts set forth in rules of the SEC under Section 13(d) of the Securities Exchange Act of 1934, as amended. Under such rules, a person is deemed to be a "beneficial owner" of a security if that person has or shares "voting power", which includes the power to vote or direct the voting of such security, or "investment power", which includes the power to dispose of or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any security of which that person has the right to acquire beneficial ownership within sixty (60) days. Under the rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he has no beneficial interest. For instance, beneficial ownership includes spouses, minor children and other relatives residing in the same household, and trusts, partnerships, corporations or deferred compensation plans which are affiliated with the principal.


(1) The percentages are based on 353,417 shares of Common Stock outstanding, plus shares of common stock which may be acquired by the beneficial owner within 60 days of March 1, 1996, by exercise of options and/or warrants.

(2) Includes 250 shares held as custodian for Brent Brock, 280 shares held as custodian for Kristen Brock, 100 shares held as custodian for Hunter Chess Brock, and 326 shares owned by Mr. Brock's wife, as to all of which Mr. Brock disclaims beneficial ownership. Does not include 1,000 shares owned by Mr. Brock's father, and 1,050 shares owned by his mother. Also includes the right to acquire 7,000 shares pursuant to currently exercisable warrants and the right to acquire 10,560 shares pursuant to currently exercisable options.

(3) Includes 13,355 shares owned by Mr. Collins' wife as to which he disclaims beneficial ownership. Also includes the right to acquire 8,584 shares pursuant to currently exercisable warrants.

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

(6) Includes 500 shares owned by Ruth's of Ashburn, Inc., and 8,000 shares owned by Mrs. Raines' husband. Does not include 400 shares owned by Mrs. Raines' son John D. Raines, III and 200 shares owned by her son Mitchell Davis Raines. Also includes the right to acquire 10,000 shares pursuant to currently exercisable warrants.

(7) Includes 400 shares held as custodian for Mr. Reed's son, Jeff Reed, as to which Mr. Reed disclaims beneficial ownership. Also includes the right to acquire 14,080 shares pursuant to currently exercisable options and the right to acquire 5,000 shares pursuant to currently exercisable warrants.

(8) Includes 4,100 shares owned by Mr. Walker's wife as to which he disclaims beneficial ownership. Also includes the right to acquire 10,000 shares pursuant to currently exercisable warrants.

(9) Includes 5,000 shares owned by Mrs. Ward's son as to which she disclaims beneficial ownership. Also includes the right to acquire 10,000 shares pursuant to currently exercisable warrants.

          The following table sets forth share ownership information as of March 1, 1996 with respect to (i) each director and named executive officer of the Registrant who beneficially owns common stock of the Registrant; and (ii) all directors and named executive officers of the Registrant as a group:

SECURITY OWNERSHIP OF MANAGEMENT*

Title of            Name of                 Number of      Percent of
 Class          Beneficial Owner             Shares         Class**

Common Stock  T. Brinson Brock, Sr.(1)   25,854 shares        6.97%
Common Stock  Willis R. Collins(2)       30,500 shares        8.43
Common Stock  Gene Stallings Crawford(3) 35,193 shares        9.68
Common Stock  Benny Warren Denham(4)     12,900 shares        3.59
Common Stock  Lloyd Greer Ewing(5)       13,000 shares        3.63
Common Stock  Ronald Craig Huckaby(6)    11,681 shares        3.21
Common Stock  Grady Elmer Moore (7)      25,350 shares        6.93
Common Stock  Sara Ruth Raines(8)        23,600 shares        6.49
Common Stock  Theron G. Reed(9)          24,121 shares        6.48
Common Stock  Benjamin E. Walker(10)     25,600 shares        7.04
Common Stock  Jimmie Ann Ward(11)        25,000 shares        6.88
Common Stock  Freddie J. Weston,
              Jr.(12)                     5,000 shares        1.41

All directors and named executive officers
 as a group(13)                         257,799 shares       54.34%
(12 persons)


* Information relating to beneficial ownership of common stock is based upon "beneficial ownership" concepts set forth in rules of the SEC under Section 13(d) of the Securities Exchange Act of 1934, as amended. Under such rules, a person is deemed to be a "beneficial owner" of a security if that person has or shares "voting power", which includes the power to vote or direct the voting of such security, or "investment power", which includes the power to dispose of or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any security of which that person has the right to acquire beneficial ownership within sixty (60) days. Under the rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he has no beneficial interest. For instance, beneficial ownership includes spouses, minor children and other relatives residing in the same household, and trusts, partnerships, corporations or deferred compensation plans which are affiliated with the principal.

** The percentages are based on 353,417 shares of common stock outstanding, plus shares of common stock which may be acquired by the beneficial owner, or group of beneficial owners, within 60 days of March 1, 1996, by exercise of options and/or warrants. The percentage total differs from the sums of the individual percentages due to the differing denominators with respect to each calculation.

(1) Includes 250 shares held as custodian for Brent Brock, 280 shares held as custodian for Kristen Brock, 100 shares held as custodian for Hunter Chess Brock, and 326 shares owned by Mr. Brock's wife, as to all of which Mr. Brock disclaims beneficial ownership. Does not include 1,000 shares owned by Mr. Brock's father, and 1,050 shares owned by his mother. Also includes the right to acquire 7,000 shares pursuant to currently exercisable warrants and the right to acquire 10,560 shares pursuant to currently exercisable options.

(2) Includes 13,355 shares owned by Mr. Collins' wife as to which he disclaims beneficial ownership. Also includes the right to acquire 8,584 shares pursuant to currently exercisable warrants.

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

(5) Includes 1,000 shares owned by his daughter, Mary Margaret Ewing, 1,000 shares owned by his son, Lloyd Scott Ewing, and 1,000 shares owned by his daughter, Jennifer L. Ewing, as to all of which Mr. Ewing disclaims beneficial ownership. Also includes the right to acquire 5,000 shares pursuant to currently exercisable warrants.

(6) Includes the right to acquire 10,000 shares pursuant to currently exercisable warrants.

(7) Includes the right to acquire 12,250 shares pursuant to currently exercisable warrants.

(8) Includes 500 shares owned by Ruth's of Ashburn, Inc., and 8,000 shares owned by Mrs. Raines' husband. Does not include 400 shares owned by Mrs. Raines' son John D. Raines, III and 200 shares owned by her son Mitchell Davis Raines. Also includes the right to acquire 10,000 shares pursuant to currently exercisable warrants.

(9) Includes 400 shares held as custodian for his son, Jeff Reed, as to which Mr. Reed disclaims beneficial ownership. Also includes the right to acquire 14,080 shares pursuant to currently exercisable options and the right to acquire 5,000 shares pursuant to currently exercisable warrants.

(10) Includes 4,100 shares owned by Mr. Walker's wife as to which he disclaims
     beneficial ownership.         Also includes the right to acquire
     10,000 shares pursuant to currently exercisable warrants.

(11) Includes 5,000 shares owned by Mrs. Ward's son as to which she disclaims beneficial ownership. Also includes the right to acquire 10,000 shares pursuant to currently exercisable warrants.

(12) Includes the right to acquire 2500 shares pursuant to currently exercisable warrants.

(13) Warrants to purchase common stock of the Company at the original offering price were issued to each director of the Company and the Bank on the basis of one warrant for each share of common stock that they purchased in the initial offering. The stock purchase warrants entitle the holder of the warrants to purchase Company stock at $10.00 per share at any time during the term of the warrant. None of the warrants were exercisable until December 14, 1991 (which date is one year from the date the offering was completed). The warrants have a term of ten years from August 6, 1990 (the date the bank opened for business). One-third of each director's warrants became vested on December 14, 1991; an additional one-third became vested on December 14, 1992, and the final one-third became vested on December 14, 1993. The warrants exercisable on or after December 14, 1993, are reflected in the beneficial ownership table.

Item 12.Certain Relationships and Related Transactions.

     During 1995 the Bank loaned funds to certain of the Company's executive officers and directors in the ordinary course of business, on substantially the same terms as those prevailing at the time for comparable transactions with other customers, and which did not involve more than the normal risk of collectibility or present other unfavorable features.

Item 13.Exhibits List and Reports on Form 8-K.

     A.Exhibits.

3(a) Articles of Incorporation of Registrant (incorporated by reference to Exhibit 3(a) of Registration Statement on Form S-18, File No. 33-31013-A)

3(b) By-laws of Registrant (incorporated by reference to Exhibit 3(b) of
     Registration Statement on Form S-18, File No. 33-31013-A)

21   Subsidiaries of Registrant

27   Financial Data Schedule

     B.   Reports on Form 8-K.

     No reports on Form 8-K were filed during the fourth quarter of the year ended December 31, 1995.

SIGNATURES



     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMMUNITY NATIONAL BANCORPORATION
(Registrant)

BY: /s/ Theron G. Reed
Theron G. Reed
President, Principal
Executive Officer, Principal Financial Officer

Date:  March 30, 1996

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature                    Title                      Date

/s/ T. Brinson Brock, Sr.   Executive Vice President       March 30, 1996
T. Brinson Brock, Sr.       and a Director

/s/ Willis R. Collins       Director                       March 30, 1996
Willis R. Collins

/s/ Gene Stallings Crawford Director                       March 30, 1996
Gene Stallings Crawford

/s/ Benny Warren Denham     Director                       March 30, 1996
Benny Warren Denham

/s/ Lloyd Greer Ewing       Director                       March 30, 1996
Lloyd Greer Ewing

/s/ Grady Elmer Moore       Director                       March 30, 1996
Grady Elmer Moore

/s/ Sara Ruth Raines        Director                       March 30, 1996
Sara Ruth Raines

/s/ Theron G. Reed          President, Principal Executive
Theron G. Reed              Executive                      March 30, 1996
                            Officer, Principal
                            Financial Officer
                            And a Director

/s/ Jimmie Ann Ward         Director                       March 30, 1996
Jimmie Ann Ward

/s/ Benjamin E. Walker      Director                       March 30, 1996
Benjamin E. Walker

/s/ Freddie J. Weston, Jr.  Director                       March 30, 1996
Freddie J. Weston, Jr.

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

INDEX TO EXHIBITS

Exhibit                                           Sequential
Number              Description                   Page Number

21                  Subsidiaries of Registrant      ___

27                  Financial Data Schedule         ___

EXHIBIT 21

SUBSIDIARIES OF REGISTRANT

COMMUNITY NATIONAL BANK
561 East Washington Avenue
Ashburn, Georgia 31714