Form 10QSB
period 1996-03-01
COMMUNITY NATIONAL BANCORPORATION
filed 1996-05-15
CIK 855386

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-QSB

(Mark One)

  X       QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934
     For the quarterly period ended March 31, 1996.

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

    Common stock, $5.00 par value per share, 353,417 shares issued and outstanding as of May 10, 1996.

    Transitional Small Business Disclosure Format:     Yes      No   X








PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

COMMUNITY NATIONAL BANCORPORATION
ASHBURN, GEORGIA
Consolidated Balance Sheets

ASSETS

                                              March 31,        December 31,
                                                1996              1995
                                             (Unaudited)       (Unaudited)

Cash and due from banks                      $ 1,852,954      $ 2,054,059
Federal funds sold                             3,500,000        1,250,000
  Total cash and cash equivalents            $ 5,352,954      $ 3,304,059
Securities:
 Available for sale, at fair values            7,311,479        7,123,951
Loans, net                                    54,451,619       51,273,868
Property and equipment, net                    1,065,330        1,090,001
Other assets                                   1,487,019        1,701,443
Total Assets                                 $69,668,401      $64,493,322


                       LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
 Deposits
  Non-interest bearing deposits              $ 3,633,459      $ 3,998,070
  Interest bearing deposits                   59,641,359       54,421,891
    Total deposits                           $63,274,818      $58,419,961
Obligation under capital lease                    54,204           67,330
Other liabilities                                765,194          596,943
  Total liabilities                          $64,094,216      $59,084,234

Commitments and contingencies

Shareholders' Equity:
 Common stock, $5.00 par value,
  10,000,000 shares authorized,
  353,417 issued and outstanding             $ 1,767,085      $ 1,767,085
 Paid-in-capital                               1,712,903        1,712,903
 Retained earnings                             2,097,310        1,905,021
 Unrealized (loss) on securities, net             (3,113)          24,079
  Total Shareholders' Equity                   5,574,185      $ 5,409,088
Total liabilities and shareholders' equity   $69,668,401      $64,493,322

     Refer to notes to the consolidated financial statements.

COMMUNITY NATIONAL BANCORPORATION
ASHBURN, GEORGIA
Unaudited Consolidated Statements of Income



                                                 For the quarter
                                                 Ended March 31,
                                                1996         1995

Interest income                              $1,670,884   $1,352,219
Interest expense                                798,544      623,779
Net interest margin                             872,340      728,440

Provision for possible loan losses               86,000       55,000

Net interest income after provision
 for possible loan losses                       786,340      673,440

(Loss) on sale of securities                     (2,883)         689
Other income                                    123,587       94,163
Total other income                              120,704       94,852

Salaries and benefits                           232,759      219,941
Other operating expenses                        232,176      182,282
Total operating expenses                        464,935      409,223

Net income (loss) before taxes                  442,109      359,069
Provision for income taxes                      186,205      140,375

Net income after taxes                       $  255,904   $  218,694

Net Income Per Share                         $      .63   $      .52
















          Refer to notes to the financial statements.

COMMUNITY NATIONAL BANCORPORATION
ASHBURN, GEORGIA
Unaudited Consolidated Statements of Cash Flows for the quarter ended



                                                         March 31,
                                                    1996           1995

Cash flows from operating activities           $   735,926     $   333,939

Cash flows from investing activities:
  Securities, available-for-sale
   Sale of securities                          $ 2,740,796     $ 1,999,999
   Purchase of securities                       (2,979,640)           - -
   Maturity and paydowns                            51,316         106,056
Net cash used in investing activities          $(3,465,147)    $(2,991,476)

Cash flows from financing activities:
  Increase in customer deposits                $ 4,854,857     $ 2,135,489
  Payment of cash dividends                        (63,615)        (63,615)
  (Decrease) in lease obligations                  (13,126)        (21,392)
Net cash provided from financing activities    $ 4,778,116     $ 2,050,482

Net increase in cash and cash equivalents      $ 2,048,895     $  (607,055)
Cash and cash equivalents,
 beginning of period                             3,304,059       5,383,503
Cash and cash equivalents, end of period       $ 5,352,954     $ 4,776,448





















              Refer to notes to the financial statements.

COMMUNITY NATIONAL BANCORPORATION
ASHBURN, GEORGIA
Notes to financial statements (Unaudited)
March 31, 1996

Note 1 - Basis of Presentation

    The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996. For further information, refer to the financial statements and footnotes included in the Company's annual report on Form 10-KSB for the year ended December 31, 1995.

Note 2 - Organization of the Business

    Community National Bancorporation, Ashburn, Georgia (the Company) was organized in August, 1989 to serve as a holding company for a proposed de novo bank, Community National Bank, Ashburn, Georgia (the
Bank). The Bank was chartered and is currently regulated by the Office of the Comptroller of the Currency; its deposits are each insured up to $100,000, subject to aggregation rules, by the Federal Deposit Insurance Corporation. The Company purchased 100 percent of the Bank's shares by injecting $3.3 million into the Bank's capital accounts immediately prior to commencement of banking operations (August, 1990).

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

Investment Securities. The Company adopted Statement of Financial Accounting Standards No. 115, Accounting for Certain Investment in Debt and Equity Securities (SFAS 115) on January 1, 1994. SFAS 115 requires investments in equity and debt securities to be classified into three categories:

    1. Held-to-maturity securities: These are securities which the Company has the ability and intent to hold until maturity. These securities are stated at cost, adjusted for amortization of premiums and the accretion of discounts.
COMMUNITY NATIONAL BANCORPORATION
ASHBURN, GEORGIA
Notes to financial statements (Unaudited)
March 31, 1996

    2. Trading securities: These are securities which are bought and held principally for the purpose of selling in the near future. Trading securities are reported at fair market value, and related unrealized gains and losses are recognized in the income statement.

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

COMMUNITY NATIONAL BANCORPORATION
ASHBURN, GEORGIA
Notes to financial statements (Unaudited)
March 31, 1996


to be uncollectible are charged against the allowance. Provisions for loan losses and recoveries on loans previously charged-off are added to the allowance.

    The Company adopted Statement of Financial Accounting Standards No. 114, Accounting by Creditors for Impairment of a Loan, (SFAS 114) on January 1, 1995. Under the new standard, a loan is considered impaired, based on current information and events, if it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. The measurement of impaired loans is generally based on the present value of expected future cash flows discounted at the historical effective interest rate, except that all collateral-dependent loans are measured for impairment based on the fair value of the collateral. The adoption of SFAS 114 resulted in no change to the allowance for credit losses at January 1, 1995.

    In October, 1994, FASB issued Statement of Financial Accounting Standards No. 118, Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosure (SFAS 118). SFAS 118 amends SFAS 114 to allow a creditor to use existing methods for recognizing interest income on an impaired loan, rather than the methods prescribed in SFAS 114.

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

COMMUNITY NATIONAL BANCORPORATION
ASHBURN, GEORGIA
Notes to financial statements (Unaudited)
March 31, 1996


and for purposes of computing income taxes currently payable, deferred taxes are provided on such temporary differences.

    Effective January 1, 1993, the Company adopted Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes (SFAS 109). Under SFAS 109, deferred tax assets and liabilities are recognized for the expected future tax consequences of events that have been recognized in the financial statements or tax return. Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be realized or settled.

    Statement of Cash Flows. For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks and federal funds sold. Generally, federal funds are purchased or sold for one day periods.

    Earnings Per Share. The weighted average number of shares outstanding as well as all of the common stock equivalents must be considered for purposes of computing earnings per share. Common stock equivalents are securities that enable their holders to obtain additional shares of common stock. Options and warrants are common stock equivalents. They are used in the computation of earnings per share only if, upon exercise, they dilute earnings per share by 3% or more. To compute earnings per share, adjusted net income is divided by the sum of weighted average shares of common stock outstanding and of common stock equivalents. As of March 31, 1996 and 1995, common stock equivalents amounted to 403,708 and 424,100 respectively.

Item 2 - Management Discussion and Analysis of Financial Condition and Results of Operation.

Liquidity and sources of capital

    Community National Bancorporation (the Company) was organized in August, 1989 and began banking operations through its wholly owned subsidiary, Community National Bank (the Bank), on August 6, 1990. During the period from April, 1989 (inception) to August 6, 1990, the Company was in the development stage and devoted most of its efforts to organizing, incorporating, planning, raising capital and recruiting personnel.

    On August 6, 1990 the subsidiary Bank was capitalized with a $3.3 million injection from the Company. By March 31, 1996, the Bank's capital had increased to $5.5 million through retained earnings. This level of capitalization, as measured by the Bank's primary regulator, the OCC, is adequate based on the following capital ratios and guidelines.

                            Bank's       Minimum required
                        Mar. 31, 1996     by regulator
Leverage ratio                7.9%             4.0%
Risk weighted ratio          11.2%             8.0%

    Total assets increased by $5.2 million to $69.7 million during the three-month period ended March 31, 1996. The increase was generated from higher deposits and profits. The additional funds that were generated through growth were utilized primarily to expand the loan portfolio by $3.2 million and improve the Bank's liquidity position by increasing cash and cash equivalents by $2.0 million.

    Liquidity is the Company's ability to meet all deposit withdrawals immediately, while also providing for the credit needs of customers.
The March 31, 1996 financial statements evidence a satisfactory liquidity position as total cash and cash equivalents amounted to $5.4 million, representing 7.7% of total assets. Investment securities amounted to $7.3 million, representing 10.5% of total assets; these securities provide a secondary source of liquidity since they can be converted into cash in a timely manner. The subsidiary Bank is a member of the Federal Reserve System and is maintaining relationships with several correspondent banks and, thus, could obtain funds on short notice. The Company's management closely monitors and maintains appropriate levels of interest earning assets and interest bearing liabilities, so that maturities of assets are such that adequate funds are provided to meet customer withdrawals and loan demand.
There are no trends, demands, commitments, events or uncertainties that will result in or are reasonably likely to result in the Company's liquidity increasing or decreasing in any material way.

Results of Operations

    Net income for the three months ended March 31, 1996 amounted to $255,904 or $.63 per share. This compares with net income of $218,694 or $.52 per share attained during the same three-month period one year earlier. The primary reasons for the increase in net income from 1995 to 1996 are as follows:

a. Earning assets have increased from $59.7 million at March 31, 1995 to $65.3 million at March 31, 1996. As a consequence, net interest income, which represents the difference between interest received on interest earning assets and interest paid on interest bearing liabilities, has increased from $728,440 to $872,340 for the same period one year later, representing an increase of $143,900, or 19.7%.

b.  Other income increased from $94,852 for the three-month period ended
March     31, 1995 to $120,704 for the three-month period ended March
31, 1996.  The above increase of $25,852 represents a 27.2% improvement.

Note that the provision for loan losses increased from $55,000 to $86,000 for the three-month periods ended March 31, 1995 and 1996. The above increase was due to higher loan balances. Additionally, other operating expenses increased form $409,223 for the three-month period ended March 31, 1995 to $464,935 for the same period, one year later. This increase was primarily due to the higher asset-base.

At March 31, 1996, the allowance for loan losses amounted to $1,002,966, or 1.81 percent of gross loans. Management considers the allowance for loan losses to be adequate and sufficient to absorb possible future losses; however, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses or that additional provisions to the allowance will not be required.

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

     Item 2.     Changes in Securities.

            (a)  None.

            (b)  None.

     Item 3.     Defaults Upon Senior Securities.  None.

     Item 4. Submission of Matters to a Vote of Security Holders. No matter has been submitted to a vote of security-holders for the quarter ended March 31, 1996.

     Item 5.     Other Information.  None.

     Item 6.     Exhibits and Reports on Form 8-K.

            (a)  Exhibits

            3(a) Articles of Incorporation of Registrant (incorporated by reference to Exhibit 3(a) of Registration Statement on Form S-18, File No. 33-31013-A).

            3(b) By-laws of Registrant (incorporated by reference to Exhibit
                 3(b) of Registration Statement on Form S-18, File No. 33-31013-A).

            27   Financial Data Schedule.

            (b) Reports on Form 8-K - There were no reports on Form 8-K filed during the quarter ended March 31, 1996.


SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMMUNITY NATIONAL BANCORPORATION
     (Registrant)


Date:  May 10, 1996        By:
                             Theron G. Reed
                             President,
                             Principal Executive Officer and
                             Principal Financial Officer

INDEX TO EXHIBITS

Exhibit                                        Sequential
Number              Description               Page Number

   27               Financial Data Schedule            14
Financial Data Schedule Submitted Under Item 601(a)(27) of Regulation S-B

This schedule contains summary financial information extracted from Community National Bancorporation's unaudited consolidated financial statements for the periods ended March 31, 1996 and March 31, 1995 and is qualified in its entirety by reference to such financial statements.

Item Number    Item Description                    Amount

  9-03(1)        Cash and due from banks           $ 1,852,954
  9-03(2)        Interest bearing deposits                   0
  9-03(3)        Federal funds sold - purchased
                  securities for sale                3,500,000
  9-03(4)        Trading account assets                      0
  9-03(6)        Investment and mortgage backed
                  securities held for sale           7,311,479
  9-03(6)        Investment and mortgage backed
                  securities held to maturity -
                  carrying value                             0
  9-03(6)        Investment and mortgage backed
                  securities held to maturity -
                  market value                               0
  9-03(7)        Loans                              55,454,585
  9-03(7)(2)     Allowance for losses                1,002,966
  9-03(11)       Total assets                       69,668,401
  9-03(12)       Deposits                           63,274,818
  9-03(13)       Short-term borrowings                       0
  9-03(15)       Other liabilities                     819,398
  9-03(16)       Long-term debt                              0
  9-03(19)       Preferred stock -
                  mandatory redemption                       0
  9-03(20)       Preferred stock -
                  no mandatory redemption                    0
  9-03(21)       Common stocks                       1,767,085
  9-03(22)       Other stockholders' equity          3,807,100
  9-03(23)       Total liabilities and
                  stockholders' equity              69,668,401
  9-04(1)        Interest and fees on loans          1,542,264
  9-04(2)        Interest and dividends
                  on investments                       128,620
  9-04(4)        Other interest income
  9-04(5)        Total interest income               1,670,884
  9-04(6)        Interest on deposits                  796,185
  9-04(9)        Total interest expense                798,544
  9-04(10)       Net interest income                   872,340
  9-04(11)       Provision for loan losses              86,000
  9-04(13)(h)    Investment securities gains/losses
  9-04(14)       Other expenses                        464,935
  9-04(15)       Income/loss before income tax         442,109

Item Number      Item Description                    Amount

  9-04(17)       Income/loss before
                  extraordinary items                  442,109
  9-04(18)       Extraordinary items, less tax               0
  9-04(19)       Cumulative change in
                  accounting principles                      0
  9-04(20)       Net income or loss                    255,904
  9-04(21)       Earnings per share - primary              .72
  9-04(21)       Earnings per share - fully diluted        .72



  I.B.5.         Net yield - interest earning
                  assets - actual                         5.36%
  III.C.1(a)     Loans on non-accrual                   81,397
  III.C.1(b)     Accruing loans past due
                  90 days or more                            0
  III.C.1(c)     Troubled debt restructuring                 0
  III.C.2.       Potential problem loans                     0
  IV.A.1         Allowance for loan losses -
                  beginning of period                  922,613
  IV.A.2         Total chargeoffs                       19,079
  IV.A.3         Total recoveries                       13,432
  IV.A.4         Allowance for loan losses -
                  end of period                      1,002,966
  IV.B.1         Loan loss allowance allocated to
                  domestic loans                       990,000
  IV.B.2         Loan loss allowance allocated to
                  foreign loans                              0
  IV.B.3         Loan loss allowance - unallocated      12,966