Form 10QSB
period 1996-06-30
COMMUNITY NATIONAL BANCORPORATION
filed 1996-08-13
CIK 855386

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-QSB

(Mark One_

  X  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934
     For the quarterly period ended June 30, 1996.

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

    Common stock, 5.00 par value per share, 353,417 shares issued and outstanding as of August 8, 1996.

    Transitional Small Business Disclosure Format:     Yes      No  X





PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

COMMUNITY NATIONAL BANCORPORATION
ASHBURN, GEORGIA
Consolidated Balance Sheets

                                           ASSETS

                                            June 30,        December 31,
                                                1996              1995
                                          (Unaudited)       (Unaudited)

Cash and due from banks                      1,791,204        2,054,059
Federal funds sold                           2,700,000        1,250,000
  Total cash and cash equivalents            4,491,204        3,304,059
Securities:
 Available-for-sale, at fair values          7,223,466        7,123,951
Loans, net                                  59,707,725       51,273,868
Property and equipment, net                  1,030,367        1,090,001
Other assets                                 1,948,635        1,701,443
Total Assets                                74,401,397       64,493,322


LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
 Deposits
  Non-interest bearing deposits              4,203,146        3,998,070
  Interest bearing deposits                 63,665,579       54,421,891
    Total deposits                          67,868,725       58,419,961
Obligation under capital lease                  41,198           67,330
Other liabilities                              750,549          596,943
  Total liabilities                         68,660,472       59,084,234

Commitments and contingencies

Shareholders' Equity:
 Common stock, 5.00 par value,
  10,000,000 shares authorized,
  353,417 issued and outstanding             1,767,085        1,767,085
 Paid-in-capital                             1,712,903        1,712,903
 Retained earnings                           2,331,426        1,905,021
 Unrealized gain on securities, net            (70,489)          24,079
  Total Shareholders' Equity                 5,740,925        5,409,088
Total liabilities and shareholders'
  equity                                    74,401,397       64,493,322


Refer to notes to the consolidated financial statements.

COMMUNITY NATIONAL
BANCORPORATION
ASHBURN, GEORGIA
Unaudited Consolidated Statements of Income for the quarter ended


                                                      June 30,
                                                  1996         1995


Interest income                                1,739,309     1,583,489
Interest expense                                 837,432       732,430

Net interest margin                              901,877       851,059

Provisions for possible loan losses               79,000       103,120

Net interest income after provisions
 for possible loan losses                        822,877       747,939

(Loss) on sale of securities                       - -          (2,792)
Other income                                     122,521       102,381
Total other income                               122,521        99,589

Salaries and benefits                            236,703       215,445
Other operating expenses                         305,644       289,472
 Total other expenses                            542,347       504,917

Net income before income taxes                   403,051       342,611
Provision for income taxes                       168,935       127,125

Net income                                       234,116       215,486


Net income per share                                 .58           .51

Refer to notes to the consolidated financial statements

COMMUNITY NATIONAL BANCORPORATION
ASHBURN, GEORGIA
Unaudited Consolidated Statements of Income for the two quarters ended


                                                      June 30,
                                                  1996         1995


Interest income                                3,410,193     2,935,708
Interest expense                               1,635,976     1,356,209

Net interest margin                            1,774,217     1,579,499
Provisions for possible loan losses              165,000       158,120

Net interest income after provisions
 for possible loan losses                      1,609,217     1,421,379

(Loss) on sale of securities                      (2,883)       (2,103)
Other income                                     246,108       196,544
Total other income                               243,225       194,441

Salaries and benefits                            469,462       435,386
Other operating expenses                         537,820       478,754
 Total other expenses                          1,007,282       914,140

Net income before taxes                          845,160       701,680

Provision for income taxes                       355,140       267,500

Net income                                       490,020       434,180


Net income per share                                1.21          1.02


Refer to notes to the consolidated financial statements.


COMMUNITY NATIONAL BANCORPORATION
ASHBURN, GEORGIA
Unaudited Consolidated Statements of Cash Flows for the two quarters ended


                                                         June 30,
                                                  1996             1995

Cash flows from operating activities            680,077         670,623

Cash flows from investing activities:
  Securities, available-for-sale
   Sale of securities                         2,740,796         145,520
   Purchase of securities                    (3,119,640)      3,895,500
   Maturity and paydowns                        154,782      (1,501,953)
  (Increase) in loans, net                   (8,598,857)     (9,558,504)
  Purchase of property and equipment            (29,030)        (34,984)
    Net cash used in investing activities    (8,851,949)     (7,054,421)

Cash flows from financing activities:
  Increase in customer deposits               9,448,764       3,651,873
  Payment of cash dividends                     (63,615)        (63,615)
  Decrease in lease obligations                 (26,132)        (43,102)
   Net cash provided
     from financing activities                9,359,017       3,545,156

Net increase in
 cash and cash equivalents                    1,187,145      (2,838,642)
Cash and cash equivalents,
 beginning of period                          3,304,059       5,383,503
Cash and cash equivalents, end of period      4,491,204       2,544,861


Refer to notes to the consolidated financial statements.


COMMUNITY NATIONAL BANCORPORATION
ASHBURN, GEORGIA
Notes to consolidated financial statements (Unaudited)
June 30, 1996



Note 1 - Basis of Presentation

    The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-QSB. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996. For further information, refer to the financial statements and footnotes included in the Company's annual report on Form 10-KSB for the year ended December 31, 1995.


Note 2 - Organization of the Business

    Community National Bancorporation, Ashburn, Georgia (the Company) was organized in August, 1989 to serve as a holding company for a proposed de novo bank, Community National Bank, Ashburn, Georgia (the Bank). The Bank was chartered and is currently regulated by the Office of the Comptroller of the Currency; its deposits are each insured up to 100,000, subject to aggregation rules, by the Federal Deposit Insurance Corporation. The Company purchased 100 percent of the Bank's shares by injecting 3.3 million into the Bank's capital accounts immediately prior to commencement of banking operations (August, 1990).


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

COMMUNITY NATIONAL BANCORPORATION
ASHBURN, GEORGIA
Notes to financial statements (Unaudited)
June 30, 1996



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

COMMUNITY NATIONAL BANCORPORATION
ASHBURN, GEORGIA
Notes to financial statements (Unaudited)
June 30, 1996


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


COMMUNITY NATIONAL BANCORPORATION
ASHBURN, GEORGIA
Notes to financial statements (Unaudited)
June 30, 1996


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

    Earnings Per Share. The weighted average number of shares outstanding as well as all of the common stock equivalents must be considered for purposes of computing earnings per share. Common stock equivalents are securities that enable their holders to obtain additional shares of common stock. Options and warrants are common stock equivalents. They are used in the computation of earnings per share only if, upon exercise, they dilute earnings per share by 3% or more. To compute earnings per share, adjusted net income is divided by the sum of weighted average shares of common stock outstanding and of common stock equivalents. As of June 30, 1996 and 1995, common stock equivalents amounted to 403,708 and 424,100 respectively.

Item 2. Management Discussion and Analysis of Financial Condition and Results of Operation.

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

    On August 6, 1990 the Bank was capitalized with a 3.3 million injection from the Company. By June 30, 1996, the Bank's capital had increased to 5.7 million through retained earnings. This level of capitalization, as measured by the Bank's primary regulator, the OCC, is adequate based on the following capital ratios and guidelines.

                            Bank's       Minimum required
                        June 30, 1996     by regulator
Leverage ratio                8.0%             4.0%
Risk weighted ratio          11.0%             8.0%

    Total assets increased by 9.9 million to 74.4 million during the six-month period ended June 30, 1996. The increase was generated from higher deposits and profits. The additional funds that were generated through growth were utilized primarily to expand the loan portfolio and improve the liquidity posture of the Bank.

    Liquidity is the Company's ability to meet all deposit withdrawals immediately, while also providing for the credit needs of customers. The June 30, 1996 financial statements evidence a satisfactory liquidity position as total cash and cash equivalents amounted to 4.5 million, representing 6.0% of total assets. Investment securities amounted to 7.2 million, representing 9.7% of total assets. These securities provide a secondary source of liquidity since they can be converted into cash in a timely manner. Since the Bank is a member of the Federal Reserve System and maintains relationships with several correspondent banks, it could obtain funds on short notice. The Company's management closely monitors and maintains appropriate levels of interest earning assets and interest bearing liabilities, so that maturities of assets are such that adequate funds are provided to meet customer withdrawals and loan demand. There are no trends, demands, commitments, events or uncertainties that will result in or are reasonably likely to result in the Company's liquidity increasing or decreasing in any material way.

Results of Operations

    Net income for the six months ended June 30, 1996 amounted to 490,020 or
1.21 per share. These results compare favorably with net income of 434,180 or 1.02 per share attained during the same six-month period one year earlier. The primary reasons for the increase in net income from 1995 to 1996 are as follows:

    a. Net interest income, which represents the difference between interest received on interest earning assets and interest paid on interest bearing liabilities, has increased from 1,579,499 for the six months ended June 30, 1995 to 1,774,217 for the same period one year later, representing an increase of 194,718, or 12.3%.

    b. Other income has increased from 194,441 for the six-month period ended June 30, 1995 to 243,225 for the same period one year later. This increase is due to increased volume and higher charges on deposit accounts.

    For the three-month period ended June 30, 1996, net income amounted to 234,116, or .58 per share. These results compare favorably with net income of 215,486, or .51 per share attained during the three-month period ended June 30, 1995. The majority of the improved results for the three-month period ended June 30,1996 as compared to June 30, 1995 are due to a higher net interest income and fee income from deposit accounts. Additionally, the provision for loan losses for the quarter ended June 30, 1996 were lower than the provision for the quarter ended June 30, 1995.

    At June 30, 1996 the allowance for loan losses amounted to 1,048,030 or
1.72 percent of gross loans. Management considers the allowance for loan losses to be adequate and sufficient to absorb possible future losses. However, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses or that additional provisions to the allowance will not be required.

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

     Item 2.     Changes in Securities.

            (a)  None.

            (b)  None.

     Item 3.     Defaults Upon Senior Securities.  None.

     Item 4. Submission of Matters to a Vote of Security Holders. No matter has been submitted to a vote of security-holders for the quarter ended June 30, 1996.

     Item 5.     Other Information.  None.

     Item 6.     Exhibits and Reports on Form 8-K.

            (a)  Exhibits

                 27    Financial Data Schedule.

            (b) Reports on Form 8-K - There were no reports on Form 8-K filed during the quarter ended June 30, 1996.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMMUNITY NATIONAL BANCORPORATION
(Registrant)


Date:  August 13, 1996
By: /s/ Theron G. Reed
        Theron G. Reed
        President,
        Principal Executive Officer and
        Principal Financial Officer





INDEX TO EXHIBITS

Exhibit                                        Sequential
Number              Description               Page Number

   27               Financial Data Schedule            15