Form 10QSB
period 1996-09-30
COMMUNITY NATIONAL BANCORPORATION
filed 1996-11-13
CIK 855386

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-QSB


QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1996.


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

Common stock, $5.00 par value per share, 353,417 shares issued and outstanding as of November 13, 1996.

Transitional Small Business Disclosure Format:  Yes    No   X


PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements


COMMUNITY NATIONAL BANCORPORATION
ASHBURN, GEORGIA
Consolidated Balance Sheets

ASSETS

                              September 30,    December 31,
                                 1996              1995
                               (Unaudited)     (Unaudited)

Cash and due from banks         $ 1,625,500      $ 2,054,059
Federal funds sold                2,475,000        1,250,000
                                ---------        ---------
  Total cash and cash
  equivalents                   $ 4,100,500      $ 3,304,059
Securities:
 Available-for-sale, at
 fair values                      6,738,860        7,123,951
Loans, net                       63,454,255       51,273,868
Property and equipment, net         987,247        1,090,001
Other assets                      2,387,772        1,701,443
                               ----------       ----------
Total Assets                    $77,668,634      $64,493,322
                               ----------       ----------
                               ----------       ----------

LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
 Deposits
  Non-interest bearing deposits $ 4,112,279      $ 3,998,070
  Interest bearing deposits      66,663,892       54,421,891
                               ----------       ----------
    Total deposits              $70,776,171      $58,419,961
Obligation under capital lease       28,192           67,330
Other liabilities                   862,259          596,943
                                 ----------       ----------
  Total liabilities             $71,666,622      $59,084,234
                               ----------       ----------
                               ----------       ----------
Commitments and contingencies

Shareholders' Equity:
 Common stock, $5.00 par value,
  10,000,000 shares authorized,
  353,417 issued and outstandin $ 1,767,085      $ 1,767,085
 Paid-in-capital                  1,712,903        1,712,903
 Retained earnings                2,569,613        1,905,021
 Unrealized gain on securities,
 net                                (47,589)          24,079
                                ---------        ---------
  Total Shareholders' Equity    $ 6,002,012      $ 5,409,088
Total liabilities and
  shareholders' equity          $77,668,634      $64,493,322
                               ----------       ----------
                               ----------       ----------

Refer to notes to the consolidated financial statements.

COMMUNITY NATIONAL BANCORPORATION
ASHBURN, GEORGIA
Unaudited Consolidated Statements of Income for the quarter ended

                                      September 30,
                                    1996         1995

Interest income                  $1,828,470    $1,619,928
Interest expense                    903,748       825,135
                                  ---------     ---------
Net interest margin              $  924,722    $  794,793

Provisions for possible
  loan losses                       152,000        75,000
                                  ---------     ---------
Net interest income after provisions
 for possible loan losses        $  772,722    $  719,793
                                  ---------     ---------
(Loss) on sale of securities     $     - -     $   (1,963)
Other income                        121,515        94,760
                                  ---------     ---------
Total other income               $  121,515    $   92,797

Salaries and benefits            $  237,142    $  211,626
Other operating expenses            252,543       285,002
                                  ---------     ---------
 Total other expenses            $  489,685    $  496,628
                                  ---------     ---------
Net income before income taxes   $  404,552    $  315,962

Provision for income taxes          166,365       103,025

Net income                       $  238,187    $  212,937
                                  ---------     ---------

Net income per share             $      .59    $      .50
                                  ---------     ---------
                                  ---------     ---------

Refer to notes to the consolidated financial statements


COMMUNITY NATIONAL BANCORPORATION
ASHBURN, GEORGIA
Unaudited Consolidated Statements of Income for the three quarters ended

                                      September 30,
                                   1996         1995

Interest income                $5,238,663    $4,555,636
Interest expense                2,539,724     2,181,344
                                ---------     ---------

Net interest margin            $2,698,939    $2,374,292

Provisions for possible
 loan losses                      317,000       233,120
                                ---------     ---------

Net interest income after provisions
 for possible loan losses      $2,381,939    $2,141,172
                                ---------     ---------
(Loss) on sale of securities   $   (2,883)   $   (4,066)
Other income                      367,623       291,304
                                ---------     ---------
Total other income             $  364,740    $  287,238

Salaries and benefits          $  706,604    $  647,012
Other operating expenses          790,363       763,756
                                ---------     ---------
 Total other expenses          $1,496,967    $1,410,768
                                ---------     ---------

Net income before taxes        $1,249,712    $1,017,642

Provision for income taxes        521,505       370,525
                                ---------     ---------
Net income                     $  728,207    $  647,117
                                ---------     ---------
                                ---------     ---------
Net income per share           $     1.80    $     1.52
                                ---------     ---------
                                ---------     ---------

Refer to notes to the consolidated financial statements.


COMMUNITY NATIONAL BANCORPORATION
ASHBURN, GEORGIA
Unaudited Consolidated Statements of Cash Flows for the three quarters ended

                                        September 30,
                                   1996             1995

Cash flows from operating
 activities                  $   757,960       $    134,992
                               ---------        -----------
Cash flows from investing activities:
  Securities, available-for-sale
   Sale of securities          2,740,796       $  4,799,477
   Purchase of securities     (3,119,640)        (1,501,953)
   Maturity and paydowns         692,267            675,906
  (Increase) in loans, net   (12,497,387)       (12,337,015)
  Purchase of property and
   equipment                     (31,012)           (75,554)
    Net cash used in          ----------        -----------
    investing activities     $12,214,976)      $ (8,439,139)
                              ----------        -----------

Cash flows from financing activities:
  Increase in customer
   deposits                 $ 12,356,210       $  3,116,708
  Increase in federal
   funds purchased                - -             5,100,000
  Payment of cash dividends      (63,615)           (63,615)
  Decrease in lease obligations  (39,138)           (65,252)
                              ----------         ----------
  Net cash provided from
    financing activities    $ 12,253,457       $  8,087,841
                              ----------         ----------

Net increase in
 cash and cash equivalents  $    796,441       $   (216,306)
Cash and cash equivalents,
 beginning of period           3,304,059          5,383,503
                              ----------         ----------
Cash and cash equivalents,
 end of period              $  4,100,500       $  5,167,197
                              ----------         ----------
                              ----------         ----------


Refer to notes to the consolidated financial statements.


COMMUNITY NATIONAL BANCORPORATION
ASHBURN, GEORGIA
Notes to consolidated financial statements (Unaudited)
September 30, 1996

Note 1 - Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-QSB. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996. For further information, refer to the financial statements and footnotes included in the Company's annual report on Form 10-KSB for the year ended December 31, 1995.

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


COMMUNITY NATIONAL BANCORPORATION
ASHBURN, GEORGIA
Notes to financial statements (Unaudited)
September 30, 1996

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


COMMUNITY NATIONAL BANCORPORATION
ASHBURN, GEORGIA
Notes to financial statements (Unaudited)
September 30, 1996

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


COMMUNITY NATIONAL BANCORPORATION
ASHBURN, GEORGIA
Notes to financial statements (Unaudited)
September 30, 1996

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

Earnings Per Share. The weighted average number of shares outstanding as well as all of the common stock equivalents must be considered for purposes of computing earnings per share. Common stock equivalents are securities that enable their holders to obtain additional shares of common stock. Options and warrants are common stock equivalents. They are used in the computation of earnings per share only if, upon exercise, they dilute earnings per share by 3% or more. To compute earnings per share, adjusted net income is divided by the sum of weighted average shares of common stock outstanding and of common stock equivalents. As of September 30, 1996 and 1995, common stock equivalents amounted to 403,708 and 424,100 respectively.

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

On August 6, 1990 the Bank was capitalized with a $3.3 million injection from the Company. By September 30, 1996, the Bank's capital had increased to $5.9 million through retained earnings. This level of capitalization, as measured by the Bank's primary regulator, the OCC, is adequate based on the following capital ratios and guidelines.

                            Bank's       Minimum required
                        Sept. 30, 1996     by regulator
Leverage ratio                7.9%             4.0%
Risk weighted ratio          11.6%             8.0%

Total assets increased by $13.2 million to $77.7 million during the nine-month period ended September 30, 1996. The increase was generated from higher deposits and profits. The additional funds that were generated through growth were utilized primarily to expand the loan portfolio and improve the liquidity posture of the Bank.

Liquidity is the Company's ability to meet all deposit withdrawals immediately, while also providing for the credit needs of customers. The September 30, 1996 financial statements evidence a satisfactory liquidity position as total cash and cash equivalents amounted to $4.1 million, representing 5.3% of total assets. Investment securities amounted to $6.7 million, representing 8.7% of total assets. These securities provide a secondary source of liquidity since they can be converted into cash in a timely manner. Since the Bank is a member of the Federal Reserve System and maintains relationships with several correspondent banks, it could obtain funds on short notice. The Company's management closely monitors and maintains appropriate levels of interest earning assets and interest bearing liabilities, so that maturities of assets are such that adequate funds are provided to meet customer withdrawals and loan demand. There are no trends, demands, commitments, events or uncertainties that will result in or are reasonably likely to result in the Company's liquidity increasing or decreasing in any material way.

Results of Operations

Net income for the nine months period September 30, 1996 amounted to $728,207 or $1.80 per share. These results compare favorably with net income of $647,117 or $1.52 per share attained during the same nine-month period one year earlier. The primary reasons for the increase in net income from 1995 to 1996 are as follows:

a. Net interest income, which represents the difference between interest received on interest earning assets and interest paid on interest bearing liabilities, has increased from $2,374,292 for the nine months ended September 30, 1995 to $2,698,939 for the same period one year later, representing an increase of $324,647, or 18.2%.

b. Other income has increased from $287,238 for the nine-month period ended September 30, 1995 to $364,740 for the same period one year later. This increase is due to increased volume and higher charges on deposit accounts.

For the three-month period ended September 30, 1996, net income amounted to $238,187, or $.59 per share. These results compare favorably with net income of $212,937, or $.50 per share attained during the three-month period ended June 30, 1995. The majority of the improved results for the three-month period ended September 30, 1996 as compared to September 30, 1995 are due to a higher net interest income and fee income from deposit accounts.

At September 30, 1996 the allowance for loan losses amounted to $1,117,943 or 1.73 percent of gross loans. Management considers the allowance for loan losses to be adequate and sufficient to absorb possible future losses. However, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses or that additional provisions to the allowance will not be required.

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

Item 2.   Changes in Securities.

          (a)  None.

          (b)  None.

Item 3.   Defaults Upon Senior Securities.  None.

Item 4.   Submission of Matters to a Vote of Security Holders.
          No matter has been submitted to a vote of security-holders for the quarter ended September 30, 1996.

Item 5.   Other Information.  None.

Item 6.   Exhibits and Reports on Form 8-K.

     (a)    Exhibits

            27    Financial Data Schedule.

     (b)    Reports on Form 8-K - There were no reports on
            Form 8-K filed during the quarter ended September
            30, 1996.


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMMUNITY NATIONAL BANCORPORATION
(Registrant)


Date:  November 13, 1996

By: /s/ Theron G. Reed

        Theron G. Reed
        President,
        Principal Executive Officer and
        Principal Financial Officer


INDEX TO EXHIBITS

Exhibit                               Sequential
Page Number       Description           Number

2          Financial Data Schedule         14