Form 10KSB
period 1996-12-31
COMMUNITY NATIONAL BANCORPORATION
filed 1997-03-31
CIK 855386

U.S.  SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB
-----------------------------------------
Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Fiscal Year Ended December 31, 1996
Commission File Number 33-31013-A

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

Indicate by a check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-KSB or any amendment to this Form 10-KSB. [X]

The Registrant's revenues for the fiscal year ended December 31, 1996 were $7,548,597.

The aggregate market value of the Common Stock of the Registrant held by nonaffiliates of the Registrant on March 1, 1997, was $3,594,492. As of such date, no organized trading market existed for the Common Stock of the Registrant. The aggregate market value of the Common Stock of the Registrant held by nonaffiliates was computed by reference to the estimated fair market value of the Company's Common Stock as of March 1, 1997 (i.e., $16.50 per share). The estimated fair market value was determined based upon isolated purchase/sale transactions which occurred with respect
to the Company's Common Stock during fiscal year 1996.   For the
purposes of this response, directors, executive officers and holders of 5% or more of the Registrant's Common Stock are considered the affiliates of the Registrant at that date.

The number of shares outstanding of the Registrant's Common Stock as of March 1, 1997: 353,417 shares of $5.00 par value Common
Stock.

Transitional Small Business Disclosure Format:
Yes            No   X

DOCUMENTS INCORPORATED BY REFERENCE
None


CAUTIONARY STATEMENT FOR PURPOSES OF THE PRIVATE SECURITIES
LITIGATION REFORM ACT OF 1995.

          This Report may contain certain "forward-looking statements" including statements concerning plans, objectives, future events or performance and assumptions and other statements which are other than statements of historical fact. Community National Bancorporation (the "Company") and its subsidiary cautions readers that the following important factors, among others, may have affected and could in the future affect the Company's actual results and could cause the Company's actual results for subsequent periods to differ materially from those expressed in any forward-looking statement made by or on behalf of the Company herein: (i) the effect of changes in laws and regulations, including federal and state banking laws and regulations, with which the Company must comply, and the associated costs of compliance with such laws and regulations either currently or in the future as applicable; (ii) the effect of changes in accounting policies and practices, as may be adopted by the regulatory agencies as well as by the Financial Accounting Standards Board, or of changes in the Company's organization, compensation and benefit plans; (iii) the effect on the Company's competitive position within its market area of the increasing consolidation within the banking and financial services industries, including the increased competition from larger regional and out-of-state banking organizations as well as nonbank providers of various financial services; (iv) the effect of changes in interest rates; and (v) the effect of changes in the business cycle and downturns in the local, regional or national economies.

THE COMPANY CAUTIONS THAT THE FOREGOING LIST OF IMPORTANT FACTORS
IS NOT EXCLUSIVE.  THE COMPANY DOES NOT UNDERTAKE TO UPDATE ANY
FORWARD-LOOKING STATEMENT, WHETHER WRITTEN OR ORAL, THAT MAY BE
MADE FROM TIME TO TIME BY OR ON BEHALF OF THE COMPANY.

PART I

Item 1.   Description of Business.

     A.   Business Development.

          Community National Bancorporation (hereinafter the "Company" or the "Registrant") was incorporated as a Georgia corporation on August 18, 1989, for the purpose of becoming a bank holding company owning 100% of the outstanding stock of Community National Bank (the "Bank"), a national banking association chartered under the laws of the United States. The Company received approval to become a bank holding company from the Federal Reserve Bank of Atlanta on February 16, 1990, and from the Georgia Department of Banking and Finance (the "Georgia Department") on February 19, 1990. On December 14, 1990, the Company completed a public offering of its common stock pursuant to which it raised $3,520,010 from the sale of 352,001 shares of its common stock at $10.00 per share. The Company used substantially all of the proceeds of its public offering to purchase shares of capital stock of the Bank. The Bank received its permit to begin business from the Office of the Comptroller of the Currency (the "OCC") on August 6, 1990 and commenced business as a commercial bank on August 6, 1990. Since that date, the Bank has engaged in a general commercial banking business, emphasizing the banking needs of individuals, and small to medium-sized business and agricultural enterprises in its primary service area. On April 3, 1992, the Bank acquired $11.3 million of deposits from the Resolution Trust Corporation as receiver for First Federal Savings Bank, Ashburn, Georgia.

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

      Turner County's economy is dependent on agriculture. Management of the Bank intends to continue to place a substantial portion of the Bank's assets in agricultural loans. This sector of the economy is healthy and remains the largest single force in the market. A large portion of the agricultural output produced in the county is peanuts. Golden Peanut Company is located in Ashburn and is the largest peanut shelling plant in the Southeast. Coley Farm Services, also headquartered in Ashburn, serves primarily as a peanut buying point for area farmers from three separate locations. Livestock is another important segment of the economy, with the county containing the largest stock yard in Georgia, Turner County Stock Yards. The poultry industry is a growing component of the Turner County economy. In 1995, local farmers built thirty-five poultry houses in Turner County at a cost of approximately $3.5 million. The farmers who built these poultry houses have entered into contracts with Tyson Poultry to raise chickens for Tyson Poultry. These contracts will contribute approximately $1.0 million per year to the local economy. Turner County also contains light manufacturing, primarily in the apparel and textile sector. The major employer is M&W Sportswear. Other local manufacturing concerns include Delta Apparel, DCR Industries and Cornerstone Manufacturing.

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

      During 1996, there was one other bank in the Bank's retail market area, Turner County. Management estimates that as of December 31, 1996, deposits in the county totaled $150 million, with the Bank having approximately 46.8% of such deposits.

     In general terms, regional and federal interstate banking laws within the financial services industry in Georgia, as well as other federal and state laws have caused and will continue to cause increased competition from both conventional banking institutions and other businesses offering financial services and products. Many of the financial institutions operating in Georgia have substantially greater financial resources and offer certain services, such as trust services, that the Bank does not expect to provide in the near future. By virtue of the greater total capitalization of such institutions, they have substantially higher lending limits than the Bank and substantial advertising and promotional budgets. To compete, the Bank relies on specialized services, responsive handling of customer needs and personal contacts by officers, directors and staff.

     3.   Distribution of Assets, Liabilities and Shareholders'
          Equity; Interest Rates and Interest Differential.

     The following is a presentation of the average consolidated balance sheet of the Company for the year ended December 31, 1996 and for the year ended December 31, 1995. This presentation includes all major categories of interest-earning assets and interest-bearing liabilities:

AVERAGE CONSOLIDATED ASSETS
                                Year Ended     Year Ended
                         December 31, 1996 December 31, 1995

Cash and due from banks          $  1,604,841   $ 1,204,213
                                   ----------   -----------
Interest bearing bank balances        100,000       100,000
Taxable securities                  5,036,267     6,872,130
Non-taxable securities              1,907,004     1,978,816

Federal funds sold                  2,919,809     1,521,096
Net Loans                          58,336,667    49,383,546
                                  -----------    ----------
Total earning assets               68,299,747    59,855,588
Other assets                        2,821,843     2,627,993
                                   ----------    ----------
Total Assets                      $72,726,431    63,687,794
                                   ----------    ----------
                                   ----------    ----------

AVERAGE CONSOLIDATED LIABILITIES AND STOCKHOLDERS' EQUITY
                            Year Ended     Year Ended
                      December 31, 1996 December 31, 1995

Non interest
  bearing-deposits       $  3,963,860    $ 3,587,272

NOW and money market
  deposits                  9,598,235     10,054,565

Savings Deposits            1,153,608      1,261,660

Time Deposits              51,272,040     43,103,198

Borrowings (lease)             41,116        103,754

Federal funds purchased        38,094        334,110

Other Liabilities             827,295        263,169
                           ----------     ----------
Total liabilities          66,894,248     58,707,728
                           ----------     ----------
Common Stock                1,767,085      1,767,085

Capital surplus             1,712,903      1,712,903

Retained earnings           2,344,493      1,543,556

Unrealized gain/loss
     securities                 7,702        (43,478)
                            ---------    -----------
Total stockholders'
     equity                 5,832,183      4,980,066
                            ---------    -----------

Total liabilities
     and stockholders'
     equity               $72,726,431    $63,687,794
                           ----------    -----------
                           ----------    -----------
     The following is a presentation of an analysis of the net interest earnings of the Company for the periods indicated with respect to each major category of interest-earning asset and each major category of interest-bearing liability. The Yield/Rate was computed on a tax equivalent basis.


              Year Ended December 31, 1996

                              Average                                 Average
Assets                        Amount      Interest                    Yield/Rate

Interest bearing
 bank balances                          $ 100,000    $  4,647              4.65%

Taxable securities            5,036,267    307,330      6.10%

Non-taxable securities        1,907,004     87,913      6.98%

Federal funds sold            2,919,809    147,314      5.05%

Net loans                   58,336,667(1)6,536,735(2)                     11.21%
                            -----------  ----------                       ------
Total earning assets        $68,299,747 $7,083,939     10.37%
                             ---------- ----------     ------


Liabilities

NOW and money
market deposits              $9,598,235   $309,347      3.22%

Savings deposits              1,153,608     39,379      3.41%

Time deposits                51,272,040  3,087,551      6.02%

Borrowings (lease)               41,116      5,132     12.48%

Federal funds purchased          38,094      1,939      5.09%
                              ---------  ---------      -----

Total interest bearing
liabilities                 $62,103,093 $3,443,348      5.54%
                            -----------  ---------      -----
                            -----------  ---------      -----

Interest spread                                         4.83%
                                                        -----
                                                        -----
Net interest income                     $3,640,591
                                         ---------
                                         ---------

Net yield on interest earning assets
                                                                     5.33%
                                                    ---------


(1) Net loans include $93,505 in loans that were placed on non-accrual status. The Company would have earned an additional $6,400 had these loans accrued interest throughout 1996.

(2) Interest earned on net loans includes $365,541 in loan fees and service fees.


              Year Ended December 31, 1995

                                Average                   Average
Assets                          Amount        Interest   Yield/Rate

Interest bearing
   bank balances         $   100,000          $    5,497                   5.50%

Taxable securities         6,872,130             431,016                   6.27%

Non-taxable securities     1,978,816              91,248                   6.98%

Federal funds sold         1,521,096              82,601                   5.43%

Net loans                 49,383,546           5,590,840                  11.32%
                          ----------           ---------                  ------

Total earning assets     $59,855,588          $6,201,202                  10.36%
                         -----------           ---------                  ------
                         -----------           ---------                  ------

Liabilities

NOW and money market
   deposits              $10,054,565         $   320,967                   3.19%

Savings deposits           1,261,660              40,644                   3.22%

Time deposits             43,103,198           2,587,151                   6.00%

Borrowings (lease)           103,754               7,651                   7.37%

Federal funds purchased                           20,784                   6.22%
                           ---------           ---------                  ------

Total interest bearing
   liabilities           $54,857,287          $2,977,197                   5.43%
                          ----------           ---------                  ------

Interest spread                                                            4.93%
                                                                          ------
Net interest income                           $3,224,005
                                              ----------

Net yield on interest earning assets                                 5.39%
                                                                   ------
                                                                   ------
(1) Net loans include $80,178 in loans that were placed on non-accrual status. The Company would have earned an additional
     $2,808 had these loans accrued interest throughout 1995.

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

Year Ended December 31, 1996
Compared with Year Ended December 31, 1995
Increase (decrease) due to:

                            Volume      Rate      Total
Interest earned on:

Interest bearing
     bank balances             $    -     $   (850)$    (850)

Taxable securities            (112,289)    (11,397)  (123,686)

Non-taxable securities          (3,335)        --      (3,335)

Federal funds sold               70,043     (5,330)    64,713
Net loans                       999,465    (53,570)   945,895
                               --------    --------  --------

Total Interest Income          $953,884   $(71,147)  $882,737
                               --------    --------  --------
                               --------    --------  --------

Interest paid on:

NOW and money market
  deposits                     $(14,657)     $3,037    $(11,620)
Savings deposits                (4,067)       2,802      (1,265)
Time deposits                   491,751       8,649     500,400
Borrowings                                  (7,821)       5,302   (2,519)
Federal funds purchased        (15,639)     (3,206      (18,845)
                               --------    --------    --------
Total Interest Expense         $449,567     $16,584    $466,151
                               --------     -------    --------
                               --------     -------    --------

Change in net
  interest income              $504,317    ($87,731)   $416,586
                               --------   ---------    --------


Year Ended December 31, 1995
Compared with Year Ended December 31, 1994
Increase (decrease) due to:

                          Volume      Rate         Total

Interest earned on:

Interest bearing
   bank balances         $     2,389   $   1,397   $  3,786

Taxable securities           (21,462)     49,801     28,339
Non-taxable securities         20,432      3,203     23,635

Federal funds sold          (209,978)    116,510    (93,468)

Net loans                    954,473     560,954  1,515,427
                            --------    --------   ---------

Total Interest Income     $  745,854    $731,865  $1,477,719
                            --------    --------   ---------
                            --------    --------   ---------


Interest paid on:

NOW and money market
  deposits                  $(46,611)      $3,510    $(43,101)

Savings deposits               7,660      (308)        7,352

Time deposits                280,112     612,922    893,034

Borrowings                    (6,200)       (473)    (6,673)
Federal funds
   purchased                  20,784       --        20,784
                            --------    --------   --------

Total Interest Expense      $255,745    $615,651   $871,396
                            --------    --------   --------
                            --------    --------   --------

Change in net
   interest income          $490,109    $116,214   $606,323
                             -------    --------   --------
                             -------    --------   --------

     5.       Deposits Analysis.

         The Bank offers a full range of interest-bearing and non-interest bearing accounts, including commercial and retail checking accounts, negotiable order of withdrawal ("NOW") accounts, individual retirement accounts, regular interest-bearing savings accounts and certificates of deposit with a range of maturity date options. The sources of deposits are residents, businesses and employees of businesses within the Bank's market area. Customers are obtained through the personal solicitation of the Bank's officers and directors, direct mail solicitation and advertisements published in the local media.

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

                               Year Ended
                   December 31, 1996
                    Average Amount  Average Rate Paid

Non interest bearing
   demand deposits           $ 3,963,860       N/A

NOW and money market
  deposits                                    $ 9,598,235             3.22%

Savings deposits                              $ 1,153,608             3.41%

Time deposits                $51,272,040       6.02%


                              Year Ended
                       December 31, 1995
Deposit Category         Average Amount    Average Rate Paid

Non interest bearing
   demand deposits           $ 3,587,272       N/A

NOW and money market
 deposits                    $10,054,565       3.19%

Savings deposits             $ 1,261,660       3.22%

Time deposits                $43,103,198       6.00%

     The following table indicates amounts outstanding of time certificates of deposit of $100,000 or more and respective maturities at December 31, 1996:

                               Time Certificates
                                   of Deposit

3 months or less                     $ 4,260,106

3-6 months                             3,458,788

6-12 months                            4,666,408

over twelve months                     1,741,034
                                      ----------
     Total                           $14,126,336
                                      ----------
                                      ----------

     6.   Loan Portfolio Analysis.

     The Company engages in a full complement of lending activities, including commercial, consumer installment and real estate loans. A significant number of loans are made to farmers or farming concerns.

     Commercial lending is directed principally towards businesses whose demands for funds fall within the Company's legal lending limits and which are potential deposit customers of the Bank. These loans include loans obtained for a variety of business purposes, and are made to individual, partnership, or corporate borrowers. The Company places particular emphasis on loans to small and medium-sized businesses.

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

     The following table presents various categories of loans contained in the Bank's loan portfolio as of December 31, 1996 and 1995 and the total amount of all loans for such periods:

                                         As of December 31
                                       1996               1995
Type of Loan

Domestic:

Commercial, financial
 and agricultural               $43,230,547     $33,716,669
Real estate-construction            202,844         688,037

Real estate-mortgage             11,149,943       8,136,175
Installment and other
 loans to individuals             7,146,751       9,655,600
                                -----------      ----------

  Subtotal                       61,730,085      52,196,481

Allowance for loan losses       (1,200,398)       (922,613)
                                -----------      ----------

 Total (net of allowance)       $60,529,687     $51,273,868
                                -----------      ----------
                                -----------      ----------


    The following is a presentation of an analysis of maturities of loans as of December 31, 1996 (in thousands):

                 Due in 1   Due In 1 To Due After
Type of Loan     Year or Les      5 Years       5 Years               Total

Commercial, financial and
    agricultural          $  34,416   $  7,433   $  1,382   $ 43,231

Real estate-
  construction                  203        --         --         203
                            -------     ------    -------     ------

  Total                   $  34,619   $  7,433   $  1,382       $ 43,434
                            -------     ------    -------         ------
                            -------     ------    -------         ------


     Experience of the Company has shown that some receivables will be paid prior to contractual maturity and others will be converted, extended or renewed. Therefore, the tabulation of contractual payments should not be regarded as a forecast of future cash collections.

     The following is a presentation of an analysis of sensitivity of loans, excluding installment and other loans to individuals, to changes in interest rates as of December 31, 1996
(in thousands):


                        Due in 1  Due In 1 To        Due                After
Type of Loan           Year or Less       5 Years     5 Years           Total

Fixed rate loans           $  18,115          $  6,616   $  1,382   $ 26,113

Variable rate loans           16,504                81        --      17,321
                             -------           -------     ------     ------

     Total                 $  34,619            $7,433    $ 1,382   $ 43,434
                             -------           -------     ------     ------
                             -------           -------     ------     ------


     The following table presents information regarding
nonaccrual, past due and restructured loans as of December 31,
1996 and 1995 (dollars in thousands):
                                  As of December 31
                                  1996                                1995
Loans accounted for on a non-accrual basis:

       Number                       3         3

       Amount:                      $94       $80

Accruing loans which are contractually past due 90 days or more as to principal and interest payments:

       Number:                      2         0

       Amount:                      $11       $0

Loans which were renegotiated to provide a reduction or deferral of interest or principal because of deterioration in the financial position of the borrower:

       Number:                      0         0

       Amount:                      $0        $0

Loans now current but for which there are serious doubts as to the borrower's ability to comply with existing terms:

       Number:                      4         1
       Amount:                      $127      $66


     As of December 31, 1996, there are no loans classified for regulatory purposes as doubtful, substandard or special mention that have not been disclosed in the above table, which (i) represent or result from trends or uncertainties which management reasonably expects will materially impact future operating results, liquidity, or capital resources, or (ii) represent material credits about which management is aware of any information which causes management to have serious doubts as to the ability of such borrowers to comply with the loan repayment terms.

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

     At December 31, 1996, with the exception of the 3 non-accruing loans reported above, all loans were accruing interest. There are no other loans which are not disclosed above where known information about possible credit problems of borrowers causes management to have serious doubts as to the ability of such borrowers to comply with the loan repayment terms.

     7.   Summary of Loan Loss Experience.

     An analysis of the Bank's loss experience is furnished in the following table for the years ended December 31, 1996 and 1995, as well as a breakdown of the allowance for possible loan losses (in thousands):

Year Ended December 31                     1996         1995

Balance at beginning of period          $  923         $ 710

Charge-offs                               (229)        (188)

Recoveries                                  33            23

Provision charged to Operations            473           378

                                         -----         -----

Balance at end of period                $1,200         $ 923
                                         -----         -----


Ratio of allowance for loan losses
 to total loans outstanding during
 the period                              1.94%         1.77%
                                         -----         -----
                                         -----         -----

Net charge-offs to average loans          .32%          .33%
                                         -----         -----
                                         -----         -----

    As of
December 31, 1996, the allowance for possible losses was allocated as follows:

                                               Percent of Loans
                                                   in Each
                                                 Category to
                                   Amount        Total Loans

Commercial, financial
 and agricultural                $  870,000        70.0%

Real estate-Construction              6,000          .3%

Real estate-Mortgage                168,000        18.1%

Installment and other loans
   to individuals                   141,000        11.6%

Unallocated                          15,398          --
                                  ---------       ------

   Total                         $1,200,398       100.0%
                                  ---------       ------


     8.   Loan Loss Reserve.

      In considering the adequacy of the Company's allowance for possible loan losses, management has focused on the fact that as of December 31, 1996, 70.0% of outstanding loans were in the category of commercial, financial and agricultural, loans. These loans are generally considered by management as having greater risk than other categories of loans in the Company's loan portfolio. However, 95.4% of the outstanding loans in this category at December 31, 1996, were made on a secured basis, such collateral consisting primarily of improved farmland real estate and equipment. Management believes that the secured condition of the preponderant portion of its commercial, financial and agricultural loan portfolio greatly reduces any risk of loss inherently present in these loans.

     The Company's consumer loan portfolio is also secured. At December 31, 1996, the majority of the Company's consumer loans were secured by collateral primarily consisting of automobiles, boats and second mortgages on real estate. Management believes that these loans involve less risk than other categories of loans.

     Real estate mortgage loans constitute 18.1% of outstanding loans. Management considers these loans to have minimal risk due to the fact that these loans represent conventional residential real estate mortgages where the amount of the original loan does not exceed 80% of the appraised value of the collateral.

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

     9.   Investments.

     As of December 31, 1996, the securities portfolio comprised approximately 9.8% of the Company's assets, while loans comprised approximately 78.3% of the Company's assets. The Bank invests primarily in obligations of the United States or obligations guaranteed as to principal and interest by the United States, other taxable securities and in certain obligations of states and municipalities. In addition, the Bank enters into Federal Funds transactions with its principal correspondent banks, and acts as a net seller of such funds. The sale of Federal Funds amounts to a short-term loan from the Bank to another bank.

     The following table presents, for the years ended December 31, 1996 and 1995, the approximate market value of the Company's investments, classified by category and by whether they are considered available-for-sale or held-to-maturity (in thousands):

Investment Category

Available-for-Sale:                        December 31,
                                         1996              1995
Obligations of U.S. Treasury
   and other U.S. Agencies             $5,465,945  $4,745,782
State, Municipal and County
   Securities                           1,734,904   1,916,304
Mortgage-Backed Securities                  --         79,565
Federal Reserve Bank Stock                 99,000      99,000
Federal Home Loan Bank Stock              201,000     183,300
Other Securities                          100,000     100,000
                                        ---------   ---------
Total                                  $7,600,849  $7,123,951


Held-to-Maturity:

     As of December 31, 1996 and 1995, there were no securities categorized as held-to-maturity.

     The following table indicates, for the year ended December
31, 1996, the amount of investments, appropriately classified, due in (i) one year or less, (ii) one to five years, (iii) five to ten years, and (iv) over ten years.

Investment Category
                                     Average Weighted
Available-for-Sale:            Amount      Yield
Obligations of U.S. Treasury
and other
  U.S. Agencies
  0 to 1 year                   $1,000,785              5.69%
 Over 1 through 5 years          4,465,160              6.07%
State, Municipal and
 County Securities
  0 to 1 year                      637,760             6.38%
  Over 1 through 5 years           845,540             6.00%
  Over 5 through 10 years          251,604             6.29%

Other Securities:
  0 to 1 year                      100,000             4.65%
  No maturity                      300,000             6.67%
                                 ---------             ----

Total                           $7,600,849            6.05%
                                 ---------            ----


Held-to-Maturity:
          As of December 31, 1996, there were no securities categorized as held-to-maturity.

     10.  Return on Equity and Assets.

    Returns on average consolidated assets and average consolidated equity for the year ended December 31, 1996 and 1995 are as follows:

                                        1996            1995

Return on average assets                1.30%           1.23%
Return on average equity               16.16%          15.79%
Equity to assets ratio                  8.02%           7.82%
Dividend payout ratio                   6.75%           8.09%


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

     12.  Employees.

     As of March 1, 1997, the Bank employed 23 full-time and 2 part-time employees, including 3 officers. The Bank will hire additional persons as needed, including additional tellers and financial service representatives. Management of the Bank believes that its employee relations are good. There are no collective bargaining agreements covering any of the Bank's employees.

     13.  Supervision and Regulation.

     The Company and the Bank operate in a highly regulated environment, and their business activities are governed by statute, regulation and administrative policies. The business activities of the Company and the Bank are closely supervised by a number of state and federal regulatory agencies, including the Federal Reserve Board, the OCC, the Georgia Department and the Federal Deposit Insurance Corporation ("FDIC").

     The Company is regulated by the Federal Reserve Board under the federal Bank Holding Company Act of 1956, as amended ("Bank Holding Company Act"), which requires every bank holding company to obtain the prior approval of the Federal Reserve Board before acquiring more than 5% of the voting shares of any bank or all or substantially all of the assets of a bank, and before merging or consolidating with another bank holding company. The Federal Reserve Board (pursuant to regulation and published statements) has maintained that a bank holding company must serve as a source of financial strength to its subsidiary banks. In adhering to the Federal Reserve Board policy, the Company may be required to provide financial support to a subsidiary bank at a time when, absent such Federal Reserve Board policy, the Company may not
deem it advisable to provide such assistance.    A bank holding
company is generally prohibited from acquiring control of any company which is not a bank and from engaging in any business other than the business of banking or managing and controlling banks.

     Pursuant to Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Riegle-Neal Act"), effective September 29, 1995, an adequately capitalized and adequately managed bank holding company may acquire a bank across state lines, without regard to whether such acquisition is permissible under state law. A bank holding company is considered to be "adequately capitalized" if it meets all applicable federal regulatory capital standards.

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

     The Company is also regulated by the Georgia Department under the Georgia Bank Holding Company Act, which requires every Georgia bank holding company to obtain the prior approval of the Georgia Department before acquiring more than 5% of the voting shares of any bank or all or substantially all of the assets of a bank or before merging or consolidating with any other bank holding company. A Georgia bank holding company is generally prohibited from acquiring ownership or control of 5% or more or the voting shares of any bank unless the bank being acquired is either a bank for purposes of the federal Bank Holding Company Act, or a federal or state savings and loan association or a savings bank or federal savings bank whose deposits are insured by the Federal Savings and Loan Insurance Corporation and such bank has been in existence and continuously operating as a bank for a period of five years or more prior to the date of application to the Georgia Department for approval of such acquisition.

      As a national bank, the Bank is subject to the supervision of the OCC and, to a limited extent, the FDIC and the Federal Reserve Board. With respect to expansion, national banks situated in the State of Georgia are currently prohibited from establishing branch offices or facilities outside of the county in which the bank's main office is located, except (i) in adjacent counties in certain situations, or (ii) by means of a merger or consolidation with a bank which has been in existence for at least five years. In addition, in the case of a merger or consolidation, the acquiring bank must have been in existence for at least 24 months prior to the merger. However, Georgia, effective July 1, 1996, permits the subsidiary bank(s) of any bank holding company then engaged in the banking business in the State of Georgia to establish, de novo, upon receipt of required regulatory approval, an aggregate of up to three additional branch banks in any county within the State of Georgia.
Effective July 1, 1998, Georgia will permit, with required regulatory approval, the establishment of de novo branches in an unlimited number of counties within the State of Georgia by the subsidiary bank(s) of the bank holding companies then engaged in the banking business in the State of Georgia. This new legislation could result in increased competition in the Bank's market area. As a national bank, the Bank is subject to the Georgia banking and usury laws restricting the amount of interest which it may charge in making loans or other extensions of credit.

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

     As of December 31, 1996, the Company maintained a total risk-based capital ratio and "Tier 1" ratio of 12.5% and 11.2%, respectively. See also the discussion under "Capital Adequacy" in Item 6 below.

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

     In response to the directive issued under the Act, the regulators have adopted regulations which, among other things, prescribe the capital thresholds for each of the five capital categories established under the Act. The following table reflects these capital thresholds:

                       Total Risk            Tier 1 Risk Tier 1
                     Based Capital           Based Capital    Leverage
                     Ratio                   Ratio         Ratio

Well capitalized (1)        10%                   6%              5%
Adequately capitalized(1)    8%                   4%              4%(2)
Undercapitalized(3)        < 8%                 < 4%            < 4%
Significantly under-
  capitalized(3)           < 6%                 < 3%            < 3%
Critically under-
  capitalized                                                   < 2%

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

Item 3.   Legal Proceedings.

     Neither the Company nor the Bank is a party to, nor is any of their property the subject of any material pending legal proceeding which is not routine litigation that is incidental to the business or any other material legal proceeding.

Item  4.       Submission of Matters to a Vote of Security Holders.

     No matter was submitted to a vote of security-holders during the fourth quarter of the fiscal year covered by this report.


PART II

Item 5.   Market for Common Equity and Related Stockholder
          Matters.

     The Registrant's articles of incorporation authorize it to issue up to 10,000,000 shares of common stock, par value $5.00 per share. There is no established public trading market in the stock. The Registrant sold 352,001 shares of its common stock at a price of $10.00 per share in its initial public offering which terminated on December 14, 1990. As of March 1, 1997, 353,417 shares of the Registrant's common stock were issued and outstanding to 461 holders of record. The Registrant is aware of isolated transactions which have occurred since the conclusion of its initial offering; in the last significant such transaction, 100 shares of common stock were sold for $18.00 per share.

     During the first quarter of 1996, the Company declared and paid a dividend of $63,615, i.e., $.18 per share. During the first quarter of 1995, the Company declared and paid a dividend of $63,615, i.e., $.18 per share. The declaration of future dividends is within the discretion of the Board of Directors and will depend, among other things, upon business conditions, earnings, the financial condition of the Bank and the Company, and regulatory requirements.

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


Results of Operations

Year Ended December 31, 1996 Compared to Year Ended December 31,
1995

     For the years ended December 31, 1996 and 1995, net income amounted to $942,558 and $786,545 respectively. For 1996, primary and fully diluted income per share of common stock was $2.29; for 1995, primary and fully diluted income per share of common stock amounted to $1.96. Note that during 1996 and 1995, the outstanding warrants and stock options were dilutive (i.e., upon exercise, they diluted earnings per share by more than 3%), thus necessitating the disclosure of primary and fully diluted income per share. Net income in 1996 increased by $156,013 primarily due to the following reasons:

     a. Average earning assets for the year ended December 31, 1996 increased from $59.9 million to $68.3 million, representing an increase of $8.4 million, or 14.0%. Below are various components of earning assets for the periods indicated:

                                   December 31,
                                 1996         1995
                                     (in 000's)
Federal funds sold             $ 2,920      $ 1,521
Securities                       7,043        8,951
Net loans                       58,337       49,384
                                ------       ------
  Total earning assets         $68,300      $59,856
                                ------       ------
                                ------       ------

     b. As a consequence of the increase in earning assets, the net interest income also increased from $3,224,005 for the year ended December 31, 1995 to $3,640,591 for the year ended December 31, 1996. Below are various components of interest income and expense, as well as their yield/costs for the periods indicated:

                               Years Ended
                   December 31, 1996          December 31, 1995
               Interest      Yield         Interest        Yield
             Income/expense   Cost        Income/expense    Cost

Interest income:

Federal funds sold   147,314               5.05%           $82,601      5.43%
Securities           399,890                6.32           527,761      6.42
Loans              6,536,735               11.21         5,590,840     11.32
  Total          $ 7,083,939               3.22%       $ 6,201,202     11.36%

Interest expense:

NOW and money market
  deposit        $   309,347               3.22%       $   320,967      3.19%
Savings Deposits      39,379                3.41            40,644      3.22
Time Deposits      3,087,551                6.00         2,587,151      6.00
Borrowings             7,071                6.02            28,435      6.49
     Total       $ 3,443,348               8.93%       $ 2,977,197      5.43%
Net interest
  income         $ 3,340,591                           $ 3,224,005
Net yield on earning assets                5.33%                        5.39%

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

     The Company's net interest income for 1996 was $3,640,591 as compared to $3,224,005 for 1995. Average yields on earning assets were 10.37% and 10.36% for the years ended December 31, 1996 and 1995, respectively. The average costs of funds for 1996 increased to 5.54% from the 1995 cost of 5.43%. The net interest yield is computed by subtracting interest expense from interest income and dividing the resulting figure by average interest-earning assets. Net interest yields for the years ended December
31, 1996 and 1995 amounted to 5.33% and 5.39%, respectively. The decrease in net interest yield is primarily due to the fact that the cost of funds in 1996 increased at a pace faster than that of the yield on earning assets. Net interest income for 1996 as compared to 1995, increased by $416,585. The increase is due primarily to the growth in average earning assets from $59.9 million in 1995 to $68.3 million in 1996.


Non-Interest Income

     Non-interest income for the years ended December 31, 1996 and 1995, amounted to $464,658 and $389,497, respectively. As a percentage of average assets, non-interest income increased from
 .61% in 1995 to .64% in 1996. The primary reason for the above increase is due to both a higher transaction volume and an increase in the fee schedule for deposit accounts.

     The following table summarizes the major components of non-interest income for the periods therein indicated:

                  Non-Interest Income

                                   Year Ended December 31,
                                      1996          1995

Service fees on deposit accounts   $375,961      $305,480
(Loss) on sale of securities         (2,811)       (4,066)
Miscellaneous, other                 91,508        88,083
                                      -------    --------
  Total non-interest income        $464,658      $389,497
                                      -------    --------


Non-Interest Expense

     Non-interest expense increased from $1,942,408 during 1995 to $2,028,650 in 1996. As a percent of total average assets, non-interest expense has decreased from 3.05% in 1995 to 2.79% in 1996. Below are the components of non-interest expense for the years 1996 and 1995.

                  Non-Interest Expense

                                         Year Ended December 31,
                                            1996          1995

Salaries and other personnel benefits   $  958,920    $  850,854
Data processing charges                     82,984        74,676
Depreciation, amortization                 132,722       163,120
Regulatory assessment                      117,054       107,699
Other expenses                             737,170       746,059
                                          ---------   ---------
  Total non-interest expense            $2,028,650    $1,942,408

     For the year ended December 31, 1996, the allowance for loan losses increased from $922,613 to $1,200,398. The allowance for loan losses as a percent of gross loans increased from 1.77% at
December 31, 1995 to 1.94% at December 31, 1996.   As of December
31, 1996, management considers the allowance for loan losses to be adequate to absorb possible future losses. However, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses or that additional provisions to the allowance will not be required.

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

     Interest rate sensitivity refers to the responsiveness of interest-bearing assets and liabilities to changes in market interest rates. The rate sensitive position, or gap, is the difference in the volume of rate sensitive assets and liabilities, at a given time interval. The general objective of gap management is to manage actively rate sensitive assets and liabilities so as to reduce the impact of interest rate fluctuations on the net interest margin. Management generally attempts to maintain a balance between rate sensitive assets and liabilities as the exposure period is lengthened to minimize the Company's overall interest rate risks. The asset mix of the balance sheet is continually evaluated in terms of several variables: yield, credit quality, appropriate funding sources and liquidity. To effectively manage the liability mix of the balance sheet focuses on expanding the various funding sources. The interest rate sensitivity position at year-end 1996 is presented below. Since all interest rates and yield do not adjust at the same velocity, the gap is only a general indicator of rate sensitivity.

               months       months  one year    years    years     Total
EARNING ASSETS

Loans          $24,021  $ 7,046    $11,728   $17,179    $1,756      $61,730

Securities         200    1,104        434     5,311       552        7,601

Federal funds
 sold            2,600      --           --        --       --        2,600
                ------   ------  ------  ------  -----    ------

  Total earning
   assets      $26,821  $8,150   $12,162   $22,490  $2,308  $71,931
               ------    ------  ------     ------  -----    ------
               ------    ------  ------     -----   -----    ------


SUPPORTING SOURCES OF FUNDS

Interest-bearing demand
 deposits and
 savings               $11,900    $  --   $  --     $  --    $  --     $11,900

Certificates, Less
 than $100M             10,998     8,693   12,097     6,420     --      38,208

Certificates, $100M
 and over                4,260     3,459    4,666     1,741     --      14,126

Other obligations           12         3         --     --      --          15
                         -----        -----  -----   -----    -----    ------

  Total interest-bearing
     liabilities       $27,170   $12,155  $16,763   $ 8,161 $  --    $64,249
                        ------    ------   ------     -----   -----   ------

Interest rate
 sensitivity gap       $ (349)   $(4,005) $(4,601)  $14,329  $2,308  $ 7,682

Cumulative gap           (349)    (4,354)  (8,955)    5,374   7,682    7,682

Interest rate
  sensitivity gap
  ratio                   .99        .67      .73      2.76     N.A.    1.12

Cumulative interest rate
  sensitivity gap
  ratio                   .99        .89      .84      1.08    1.12     1.12

     As evidenced by the table above, the Company is liability sensitive from zero to twelve months and asset sensitive thereafter. In a declining interest rate environment, a liability sensitive position (a gap ratio of less than 1.0) is generally more advantageous since liabilities are repriced sooner than assets. Conversely, in a rising interest rate environment, an asset sensitive position (a gap ratio over 1.0) is generally more advantageous, as earning assets are repriced sooner than liabilities.

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

     Liquidity represents the ability to provide steady sources of funds for loan commitments and investment activities and to maintain sufficient funds to cover deposit withdrawals and payment of debt and operating obligations. These funds can be obtained by converting assets to cash or by attracting new deposits. The Company's primary source of liquidity comes from its ability to maintain and increase deposits through the Bank. Deposits grew by $11.7 million in 1996. Below are pertinent liquidity balances and ratios for the years ended December 31, 1996 and 1995.


                                         December, 31
                                      1996            1995

Cash and cash equivalents          $6,112,819      $3,304,059
CDS, over $100,000
 to total deposits ratio                 20.1%           20.7%
Loan to deposit ratio                    86.4%           87.8%
Securities to total assets ratio          9.8%           11.0%
Brokered deposits                         - -             - -

     As the above balances and ratios indicate, management believes that the Company's 1996 liquidity position is satisfactory. Management is unaware of any trends, demands, commitments, events or uncertainties that will result in or are reasonably likely to result in the Company's liquidity increasing or decreasing in any material way. The Company is not aware of any current recommendations by the regulatory authorities which, if implemented, would have a material effect on the Company's liquidity, capital resources or results of operations.

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

     The table below illustrates the Bank's and Company's regulatory capital ratios at December 31, 1995.

                                                 Minimum
                                December 31,    Regulatory
Bank                                1996        Requirement
Tier 1 Capital                      11.1%          4.0%
Tier 2 Capital                       1.3%          n/a
                                                   ----              ----
  Total risk-based capital ratio    12.4%          8.0%
                                                   ----              ----
                                                   ----              ----
Leverage ratio                       8.1%          3.0%
                                                   ----              ----
                                                   ----              ----
Company - Consolidated
Tier 1 Capital                      11.2%          4.0%
Tier 2 Capital                       1.3%          n/a
                                                   ----              ----
  Total risk-based capital ratio    12.5%          8.0%
                                                   ----              ----
                                                   ----              ----

Leverage ratio                       8.2%          3.0%
                                                   ----              ----
                                                   ----              ----

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

     Statement of Financial Accounting Standard No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("SFAS 121") establishes accounting standards for the impairment of long-lived assets and certain identifiable intangibles, and goodwill related to those assets. SFAS 121 requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In performing the review for recoverability, the entity should estimate the future cash flows expected to results from the use of the asset and its eventual disposition. SFAS 121 requires the above assets and intangibles to be reported at the lower of (i) carrying amount or
(ii) fair value less selling costs. SFAS 121 is effective for fiscal years beginning after December 15, 1995. The Company adopted SFAS 121.

     Statement of Financial Accounting Standard No. 122, "Accounting for Mortgage Servicing Rights", ("SFAS 122") requires a mortgage banking enterprise to recognize rights to service mortgage loans for others as a separate asset. A mortgage banking enterprise that acquires mortgage servicing rights through either the purchase or origination of mortgage loans and sells or securities those loans with servicing rights retained should allocate the total cost of the mortgage loans to (i) the mortgage servicing rights and (ii) the loans (without the mortgage servicing rights). The above allocation should be based on the relative fair values of (i) and (ii) above, if it is practicable to estimate those fair values. In the event one may not estimate the above fair values, the entire cost of purchasing or originating the loans should be allocated to the loans and no cost should be allocated to the mortgage servicing rights. The provisions of SFAS 122 shall be applied prospectively in fiscal years beginning after December 15, 1995. The Company adopted SFAS 122.

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

     Statement of Financial Accounting Standard No. 122, "Accounting for Mortgage Servicing Rights", ("SFAS 122") requires a mortgage banking enterprise to recognize rights to service mortgage loans for others as a separate asset. A mortgage banking enterprise that acquires mortgage servicing rights through either the purchase or origination of mortgage loans and sells or securities those loans with servicing rights retained should allocate the total cost of the mortgage loans to (i) the mortgage servicing rights and (ii) the loans (without the mortgage servicing rights). The above allocation should be based on the relative fair values of (i) and (ii) above, if it is practicable to estimate those fair values. In the event one may not estimate the above fair values, the entire cost of purchasing or originating the loans should be allocated to the loans and no cost should be allocated to the mortgage servicing rights. The provisions of SFAS 122 shall be applied prospectively in fiscal years beginning after December 15, 1995. As of December 31, 1996, the Company had not adopted SFAS 122.


Item 7.   Financial Statements and Supplementary Data.

          The following financial statements are contained in this Item 7:

          Independent Auditors' Report

          Consolidated Balance Sheets-as of December 31, 1996
          and 1995

          Consolidated Statements of Income-for the years ended
          December 31, 1996 and 1995

          Consolidated Statement of Changes in Stockholders'
          Equity-for the years ended December 31, 1996 and 1995

          Consolidated Statements of Cash Flows-for the years ended December 31, 1996 and 1995

          Notes to Consolidated Financial Statements



















COMMUNITY NATIONAL BANCORPORATION

ASHBURN, GEORGIA


CONSOLIDATED FINANCIAL STATEMENTS
for the years ended
December 31, 1996 and 1995












TABLE OF CONTENTS




                                           Page

REPORT OF INDEPENDENT ACCOUNTANTS           39

CONSOLIDATED FINANCIAL STATEMENTS

     Consolidated Balance Sheets            40

     Consolidated Statements of Income      41

     Consolidated Statements of Changes
       in Shareholders' Equity              42

     Consolidated Statements of Cash Flows  43

     Notes to Consolidated Financial
         Statements                         44










Report of Independent Accountants



Board of Directors
Community National Bancorporation
Ashburn, Georgia

     We have audited the accompanying consolidated balance sheets of Community National Bancorporation (the "Company") and subsidiary as of December 31, 1996 and 1995, and the related consolidated statements of income, changes in shareholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Community National Bancorporation and subsidiary at December 31, 1996 and 1995, and the results of their consolidated operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.





/s/ FRANCIS & CO., CPAs


Atlanta, Georgia
March 2, 1997


COMMUNITY NATIONAL BANCORPORATION
ASHBURN, GEORGIA
Consolidated Balance Sheets

ASSETS
                               December 31,
                                   1996            1995
Cash and due from banks       $ 3,512,819     $ 2,054,059
Federal funds sold, net
   (Note 3)                     2,600,000       1,250,000
                                ---------    ----------
  Total cash and cash
     equivalents              $ 6,112,819     $ 3,304,059
Securities: (Notes 2 & 4)
  Available-for-sale at
     fair value                 7,600,849       7,123,951
Loans, net (includes loans of
  $1,579,651 (1996) and
     $2,193,261 (1995)
     to insiders) (Notes
     2, 5, 6 & 14)             60,529,687      51,273,868
Property and equipment,
  net (Notes 2 & 7)             1,017,210     1,090,001
Other assets                    1,995,364        1,701,443
                                 ---------    ----------
  Total Assets                $77,255,929      $64,493,322
                                 ---------    ----------
                                 ---------    ----------

LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities
  Deposits
    Non-interest bearing
    deposits                     $ 5,859,192   $ 3,998,070
    Interest                      64,234,336    54,421,891
                                  ----------    ----------
    Total deposits
       (Note (9)                 $70,093,528   $58,419,961
  Obligation under capital
    lease (Note 13)                   15,186        67,330
  Other liabilities                  891,938       596,943
                                  ----------    ----------
    Total Liabilities            $71,000,652   $59,084,234
                                  ----------    ----------
                                  ----------    ----------

Commitments and
  contingencies (Note 8)

Shareholders' Equity: (Notes 1,
  14 & 17) Common stock,
  $5.00 par value, 10,000,000
  shares authorized, 353,417
  shares issued and
  outstanding at December
  31, 1996 and 1995              $ 1,767,085    $1,767,085

Paid-in-capital                    1,712,903     1,712,903
Retained earnings                  2,783,964     1,905,021
Unrealized gain (loss) on
  securities, net                     (8,675)       24,079
                                  -----------    ---------
  Total Shareholders' Equity     $ 6,255,277   $ 5,409,088
                                   ----------    ---------
  Total Liabilities and
    Shareholders' Equity         $77,255,929   $64,493,322
                                  ----------    ----------
                                  ----------    ----------




Refer to notes to the consolidated financial statements.

COMMUNITY NATIONAL BANCORPORATION
ASHBURN, GEORGIA
Consolidated Statements of Income

                            Years Ended December 31,
                              1996            1995
Interest income:
  Interest and fees on
     loans                   $ 6,536,735      $ 5,590,840
 Interest on investment
  securities                     399,890        527,761
 Interest on federal
  funds sold                     147,314         82,601
                                --------      ---------
    Total interest income    $ 7,083,939    $ 6,201,202

Interest expense:
  Interest on deposits and
  borrowings (Note 10)         3,443,348      2,977,197
                               ---------     ----------

Net interest income            3,640,591      3,224,005

Provision for possible
  loan losses (Note 6)           473,000        378,000
                               ---------     ----------
Net interest income after
  provision for possible
  loan losses                  3,167,591      2,846,005
                               ---------     ----------

Other income:
  Gain/(loss) on sale of
  securities (Note 4)       $    (2,811)      $    (4,066)
 Service fees on deposit
  accounts                       375,961        305,480
 Miscellaneous, other             91,508         88,083
                                --------     ----------
     Total other income         $464,658    $   389,497
                                --------     ----------
Other expenses:
 Salaries and benefits       $   958,720    $   850,854
 Data processing expense          82,984         74,676
 Regulatory fees and
  assessments                    117,054        107,699
 Depreciation and
  amortization                   132,722        163,120
 Other operating expenses
  (Note 11)                      737,170        746,059
                              ----------      ---------
    Total other expenses     $ 2,028,650    $ 1,942,408
                              ----------      ---------

Income (loss) before
  income tax                 $ 1,603,599    $ 1,293,094
Income tax
 (Notes 2 & 12)                  661,041        506,549
                               ---------      ---------
Net income                   $   942,558    $   786,545
                               ---------      ---------
                               ---------      ---------

Primary net income per
  common share (Note 2) $      2.29       $      1.96
                               ---------      ---------
Fully diluted net income
 per common share
  (Note 2)                   $      2.29    $      1.96
                               ---------      ---------
                               ---------      ---------






Refer to notes to the consolidated financial statements.

COMMUNITY NATIONAL BANCORPORATION
ASHBURN, GEORGIA
Consolidated Statements of Changes in Shareholders' Equity for the years ended December 31, 1996 and 1995



          Number                     Retained            Unrealized   Total
           of     Common   Paid-in- Earnings Loss on    Shareholders'
          Shares   Stock    Capital  (Deficit)         Securities       Equity

Balance,
 December 31,
 1994         353,417 $1,767,085  $1,712,903  $1,182,091 $(172,232) $4,489,847
              -------  ---------   ---------   --------- --------  ---------
Dividends paid     --     --         --         (63,615)   --        (63,615)

Net income, 1995   --     --         --         786,545    --        786,545

Unrealized (loss)
 on securities     --     --        --             --     196,311    106,311

Balance,
 December 31,
 1995      353,417  $1,767,085  $1,712,903 $1,905,021 $  24,079 $5,409,088
          -------  ---------   ---------   ---------     -------- --------
Dividends
  paid      --         --          --       (63,615)     --       (63,615)

Net income,
 1996      --         --          --       942,558      --       942,558

Unrealized (loss)
 on securities  --     --           --          --     (32,754)   (32,754)
              ------   ---------   ---------   -------  --------  --------
Balance,
 December 31,
 1996         353,417 $1,767,085  $1,712,903 $2,783,964  $  (8,675)$6,255,277
              ------- ----------  ---------- ----------     --------  ---------
              ------- ---------   ---------  ----------     -------  -------


Refer to notes to the consolidated financial statements.

COMMUNITY NATIONAL BANCORPORATION
ASHBURN, GEORGIA
Consolidated Statements of Cash Flows


                                            Years
Ended
                                                       December
31,
                                                    1996
1995

Cash flows from operating
  activities:
Net income                        $    942,558             $    786,545
  Adjustments to reconcile
  net income to net cash
  provided by operating
  activities:
     Depreciation and
     amortization                      132,722        163,120
  Net amortization of premiums
  on securities                         12,121        (430)
  Loss on sale or settlements
     of securities                       2,811       4,066
  Provisions for loan losses           473,000     378,000
  (Increase) in other assets          (293,921)   (125,283)
  Increase in liabilities              294,995     (20,659)
Net cash provided by operating
  activities                      $  1,564,286$  1,185,359

Cash flows from investing activities:
  Proceeds from sales and
     paydowns of investment
     securities                   $  2,740,796$  4,817,692
  Proceeds from maturities
     of investment securities        1,303,466   1,685,000
  Purchase of investment
     securities                     (4,568,846) (1,937,097)
  Net increase in loans             (9,728,819)(10,085,544)
  Purchase of property and
     equipment                         (59,931)    (74,562)
                                    ----------- ------------
Net cash used in investing
  activities                      $(10,313,334)$ (5,594,511)
                                    -----------------------

Cash flows from financing activities:
  Payment of dividends            $    (63,615)  $ (63,615)
  (Decrease) in lease
     obligations                       (52,144)    (78,258)
  Increase in customer
     deposits                        11,673,567   2,471,581
                                    ----------- -----------
Net cash provided from
  financing activities             $ 11,557,808$  2,329,708

Net increase in cash and
  cash equivalents                 $  2,808,760  $ (2,079,444)
Cash and cash equivalents,
  beginning of year                   3,304,059  5,383,503
                                    -----------  ------------
Cash and cash equivalents,
  end of year                      $  6,112,819            $  3,304,059
                                    -----------            ------------
                                    -----------            ------------
Supplemental Information:

Income taxes paid                  $    595,747            $    480,463
                                    ------------           ----------
                                    ------------             ----------
Interest paid                      $  3,422,661            $  2,842,549
                                    ------------              ----------
                                    -------------            ---------





Refer to notes to the consolidated financial statements.

Note 1 - Organization of the Business

     Community National Bancorporation, Ashburn, Georgia (the "Company") was organized in August, 1989 to serve as a holding company for a proposed de novo bank, Community National Bank, Ashburn, Georgia (the "Bank"). The Bank was chartered by and is currently regulated by the Office of the Comptroller of the Currency and its deposits are each insured up to $100,000 by the Federal Deposit Insurance Corporation. The Company purchased 100 percent of the Bank's shares by injecting $3.3 million into the Bank's capital accounts immediately prior to commencement of banking operations (August, 1990). The Company has no other subsidiaries.


Note 2 - Summary of Significant Accounting Policies

     Basis of Presentation and Reclassification. The consolidated financial statements include the accounts of the Company and the Subsidiary. All significant intercompany accounts and transactions have been eliminated in consolidation.
Certain prior year amounts have been reclassified to conform to the current year presentation.

     Basis of Accounting. The accounting and reporting policies of the Company conform to generally accepted accounting principles and to general practices in the banking industry. The Company uses the accrual basis of accounting by recognizing revenues when earned and expenses in the period incurred, without regarding the time of receipt or payment of cash.

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

     Primary earnings per share are calculated using the average price of a share of common stock during the corresponding calendar year, while fully diluted earnings per share are calculated using the corresponding year-end price per share of common stock.

                                       1996      1995
Primary earnings per share            $2.29     $1.96
                                       -----   ------
                                       -----   ------

Fully diluted earnings per share      $2.29     $1.96
                                         -----   ------
                                       -----   ------

Weighted average number of common
 stock and common stock equivalents  410,721   403,708
                                      -------  ------
                                      -------  ------


Note 3 - Federal Funds Sold

     The Bank is required to maintain legal cash reserves computed by applying prescribed percentages to its various types of deposits. When the Bank's cash reserves are in excess of the required amount, the Bank may lend the excess to other banks on a daily basis. At December 31, 1996 and 1995, the Bank sold $2,600,000 and $1,250,000, respectively, to other banks through the federal funds market.

Note 4 - Securities Available-for-Sale

     The amortized costs and estimated market values of securities available-for-sale as of December 31, 1996 follow:

                                         Gross          Estimated
                     Amortized         Unrealized         Market
Description            Costs         Gains    Losses      Values

U.S. Agency
 securities         $5,505,952   $ 1,943  $ (41,950)   $5,465,945
FRB stock                99,000      - -        - -        99,000
FHLB stock              201,000      - -        - -       201,000
Municipal
 securities           1,708,040    26,864       - -     1,734,904
CDS at other banks      100,000      - -        - -       100,000
                           ---------          -------     ------   ---------
  Total securities  $ 7,613,992   $28,807  $ (41,950)  $7,600,849
                           ---------          -------    -------   ---------
                           ---------          -------    -------   ---------


     The amortized costs and estimated market values of securities available-for-sale as of December 31, 1995 follow:

                                         Gross          Estimated
                     Amortized         Unrealized         Market
Description            Costs         Gains    Losses      Values

U.S. Treasury
 securities         $   992,638   $ 1,108  $  (1,246)  $  992,500
U.S. Agency
 securities           3,749,829     9,684     (6,230)   3,753,283
FRB stock                99,000      - -        - -        99,000
FHLB stock              183,300      - -        - -       183,300
Municipal
 securities           1,884,195    32,108       - -     1,916,303
Mortgage backed
 securities              78,505     1,060       - -        79,565
CDS at other banks      100,000      - -        - -       100,000
  Total securities  $ 7,087,467   $43,960  $  (7,476)  $7,123,951
                     ---------    -------     ------   ---------
                     ---------    -------     ------   ---------

     The amortized costs and estimated market values of securities available-for-sale at December 31, 1996, by contractual maturity, are shown in the following chart.

     Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                      Estimated
                                       Amortized        Market
                                        Costs           Values

Due in one year or less             $ 1,735,883     $ 1,738,545
Due after one
 through five years                   5,338,109       5,310,700
Due after five
 through ten years                      240,000         251,604
FRB stock (no maturity)                  99,000          99,000
FHLB stock (no maturity)                201,000         201,000
                                        ---------     --------
Total investment securities           $ 7,613,992   $ 7,600,849
                                        ---------     ---------
                                        ---------     ---------

       Proceeds from sales of securities during 1996 were $2,740,796. Net losses of $2,811 were realized on those sales.
Proceeds from sales of securities during 1995 were $4,817,692.
Net losses of $4,066 were realized on those sales.

     As of December 31, 1996, an aggregate amount of $2,110,000, consisting of total or portions of five securities, were pledged as collateral for public funds deposits aggregating $2,226,302. As of December 31, 1995, an aggregate amount of $1,650,483, consisting of total or portions of nine securities, were pledged as collateral for public funds deposits aggregating $2,081,787.


Note 5 - Loans

     The composition of net loans by major loan category, as of December 31, 1996 and 1995, follows:

                                     December 31,
                                  1996           1995
  Commercial, financial,
     agricultural                 $43,230,547  $33,716,669
  Real estate - construction          202,844      688,037
  Real estate - mortgage           11,149,943    8,136,175
  Installment                       7,146,751    9,655,600
                                   ----------  ---------
Loans, gross                      $61,730,085  $52,196,481

  Deduct:
    Allowance for loan losses     (1,200,398)    (922,613)
                                  -----------   ----------
  Loans, net                      $60,529,687  $51,273,868
                                  -----------   ----------
                                  -----------   ----------

        As of December 31, 1996, loans in the amount of $93,505 were on non-accrual status. If interest had been accrued on those loans, interest income would have increased by $6,400 or $.02 per share. As of December 31, 1995, loans in the amount of $80,178 were on non-accrual status. If interest had been accrued on those loans, interest income would have increased by $2,808 or $.01 per share.


Note 6 - Allowance for Possible Loan Losses

     The allowance for possible loan losses is a valuation reserve available to absorb future loan charge-offs. The allowance is increased by provisions charged to operating expenses and by recoveries of loans which were previously written-off. The allowance is decreased by the aggregate loan balances, if any, which were deemed uncollectible during the year.

     Activity within the allowance for loan losses account for the years ended December 31, 1996 and 1995 follows:

                                        Year ended December 31,
                                            1996          1995

     Balance, beginning of year        $  922,613    $  709,721
     Add:  Provision for loan losses      473,000       378,000
     Add:  Recoveries of previously
            charged off amounts            33,744        22,568
                                          ---------   ---------
       Total                           $1,429,357    $1,110,289
     Deduct:  Amount charged-off         (228,959)     (187,676)
                                          ---------   ---------
     Balance, end of year              $1,200,398    $  922,613
                                          ---------   ---------
                                          ---------   ---------
Note 7 - Property and Equipment

     Building, furniture, equipment, land and land improvements are stated at cost less accumulated depreciation. Components of property and equipment included in the consolidated balance sheets at December 31, 1996 and 1995 follow:
                                             December 31,
                                            1996          1995

      Land                             $   61,168    $   61,168
      Land improvements                    43,111        43,111
      Building                            939,338       938,977
      Furniture and equipment             718,476       680,498
                                          ---------   ---------
        Total fixed assets             $1,762,093    $1,723,754
      Deduct:
        Accumulated depreciation         (744,883)     (633,753)
                                          ---------   ---------
        Total fixed assets, net        $1,017,210    $1,090,001
                                          ---------   ---------
                                          ---------   ---------

     Included in furniture and equipment are assets costing
$400,881 which are leased under two separate capital lease arrangements. Please refer to Note 13 for additional information concerning the capital leases.

     Depreciation expense for the years ended December 31, 1996 and 1995 amounted to $132,722 and $151,473, respectively. Depreciation is charged to operations over the estimated useful lives of the assets. The estimated useful lives and methods of depreciation for the principal items follow:

   Type of Asset             Life in Years  Depreciation Method

   Land improvements                2          Straight-line
   Furniture and equipment       1 to 7        Straight-line
   Building                        32          Straight-line


Note 8 - Commitments and Contingencies

     Please refer to Note 14 concerning warrants and options earned by directors and executive officers.

     Please refer to Note 13 for the discussion concerning the lease of the Bank's equipment.

     Please refer to Note 15 concerning financial instruments with off-balance sheet risk.


Note 9 - Deposits

     The following details deposit accounts at December 31, 1996 and 1995:
                                             December 31,
                                          1996           1995

Non-interest bearing deposits        $ 5,859,192   $ 3,998,070
Interest bearing deposits:
  NOW accounts                         6,383,195     4,836,437
  Money market accounts                4,362,343     4,163,251
  Savings                              1,154,747     1,175,364
  Time, less than $100,000            38,207,715    32,149,278
  Time, $100,000 and over             14,126,336    12,097,561
                                        ---------- -----------
    Total deposits                   $70,093,528   $58,419,961
                                        ---------- -----------
                                        ---------- -----------


Note 10 - Interest on Deposits and Borrowings

     A summary of interest expense for the years ended December
31, 1996 and 1995 follows:

                                             December 31,
                                          1996           1995

Interest on NOW and Super
   NOW accounts                           $164,863   $166,959
Interest on money market accounts          144,484    154,008
Interest on savings accounts                39,379     40,644
Interest on CDS under $100,000           2,235,709  1,836,134
Interest on CDS $100,000 and over          851,842    751,017
Interest on federal funds purchased          1,939     20,784
Interest, other borrowings                   5,132      7,651
                                         ---------  ---------
   Total interest on deposits and
    borrowings                          $3,443,348 $2,977,197
                                         ---------  ---------
                                         ---------  ---------

Note 11 - Other Operating Expenses

     A summary of other operating expenses for the years ended
December 31, 1996 and 1995 follows:
                                                  December 31,
                                                1996        1995

     Stationary and supplies           $ 50,802     $ 48,942
     Professional fees                  139,759      110,818
     Courier & Postage                   38,540       37,413

     Advertising & business
      development                        67,903       73,696
     Repairs and maintenance             90,715       63,835
     Utilities and telephone             47,301       42,542

     Directors' fees                     69,550       64,850
     Taxes and licenses                  54,515      128,544
     Write-down on OREO property         40,000       50,000

     All other operating expenses       138,085      125,419
                                        -------      -------
       Total other operating
       expenses                        $737,170     $746,059
                                        -------     --------
                                        -------     --------


Note 12 - Income Taxes

  As of December 31, 1996 and 1995, the Company's provision for income taxes consisted of the following:

                                           December 31,
                                       1996           1995

Current                               $ 554,816      $ 421,348
Deferred                                106,225       85,201
                                        -------      -------
Federal income tax expense            $ 661,041    $ 506,549
                                        -------      -------


Deferred income taxes consist of the following:

                                       1996           1995

Provision for loan losses             $  94,447     $ 72,383
Other real estate                        13,600       17,000
Other                                    (1,822)     (4,182)
                                        -------      -------
  Total                                $ 106,225       $ 85,201
                                        -------      -------

    The Company's provision for income taxes differs from the amounts computed by applying the federal income tax statutory rates to income before income taxes.

    A reconciliation of federal statutory income taxes to the Company's actual income tax provision follows:

                                   Year ended December 31,
                                    1996            1995

Income taxes at statutory rate    $578,611       $389,785
Tax-free investments               (34,007)        33,266
Tax deferrals                      106,225         85,201
Other                               10,212         (1,703)
                                      -------      -------
  Total                           $661,041       $506,549
                                      -------        -------
                                      -------      -------


    Included under other assets at December 31, 1996 is a net deferred tax asset in the amount of $55,336. The tax effects of the temporary differences that comprise the net deferred tax asset follow:

Deferred tax assets:

  Allowance for loan losses         $ 362,865
  Other real estate write-down         30,600
  Unrealized loss, securities           4,469
  Deferred liability, depreciation     (1,822)
  Valuation reserve                  (340,776)
                                     ----------
    Net deferred tax asset          $  55,336
                                      ----------
                                      ----------

Note 13 - Capital Leases

     The Bank leases equipment (under two separate agreements) that is used in the ordinary course of business for operational needs. The leased equipment is a component of property and equipment on the consolidated balance sheets, and its cost is capitalized. Costs for leased equipment amounting to $247,897 and $152,984 were incurred during 1992 and 1991, respectively. The lease entered into during 1991 was paid in full during 1996. The lease entered into during 1992 has a remaining obligation of $13,911 at December 31, 1996.

     Total payments during 1996 and 1995 under the two leases aggregated $58,426 and $87,897, respectively.

Note 14 - Related Party Transactions

     Stock Warrants and Options. In consideration of the directors' financial risks and efforts in organizing the Company and the Bank, each director was offered the opportunity to purchase investment units consisting of one share of the Company's common stock and a warrant to purchase one share of the Company's common stock. Each warrant entitles its holder to purchase the Company's common stock at a price of $10.00 per share at any time during the warrants' term of ten years. There were 97,750 units sold to organizers during the Company's initial offering, and as of December 31, 1996 and 1995, there were 96,334 outstanding warrants.

     Additionally, as of December 31, 1996, the president and executive vice president each had earned options to purchase 14,080 and 10,560 shares of the Company's common stock, respectively. The options are exercisable at $10.00 per share and mature at the end of seven years from the date of grant.

     Borrowings and Deposits by Directors and Executive Officers.
Certain directors, executive officers and companies with which they are affiliated, are customers of and have banking transactions with the Bank in the ordinary course of business.
As of December 31, 1996 and 1995, loans outstanding to directors, their related interests and executive officers aggregated
$1,579,651 and $2,193,261, respectively. These loans were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable arms-length transactions.

     A summary of loan transactions with directors, including their affiliates, and executive officers during 1996 and 1995 follows:

                                     1996          1995

Balance, beginning of year       $ 2,193,261   $ 2,355,803
   New loans                       1,226,144     2,135,096
   Less:  loan payments           (1,839,754)   (2,297,638)

                                   ---------       --------
   Balance, end of year          $ 1,579,651   $ 2,193,261
                                   ---------       --------
                                 ---------              --------

      Deposits by
directors and their related interests, at December 31, 1996 and 1995, approximated $2,699,257 and $1,843,997, respectively.

     Total directors'
fees aggregated $69,550 in 1996 and $64,850 in 1995.

Note 15 - Financial Instruments with Off-Balance Sheet Risk

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

     Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any material condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require the payment of a fee. At December 31, 1996 and 1995, unfunded commitments to extend credit were $5,017,054 and $3,709,000, respectively. The Company evaluates each customer's credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management's credit evaluation of the borrower. Collateral varies but may include accounts receivable, inventory, property, plant and equipment, farm products, livestock and income producing commercial properties.

     At December 31, 1996 and 1995, commitments under letters of credit aggregated approximately $430,823 and $269,700, respectively. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Collateral varies but may include accounts receivable, inventory, equipment, marketable securities and property. Since most of the letters of credit are expected to expire without being drawn upon, they do not necessarily represent future cash requirements.

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


Note 16 - Fair Value of Financial Instruments

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

     5. Off-balance sheet instruments: The Company's loan commitments are negotiated at current market rates and are relatively short-term in nature and, as a matter of policy, the Company generally makes commitments for fixed rate loans for relatively short periods of time. Therefore, the estimated value of the Company's loan commitment approximates the carrying amount.

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

     8. FHLB and other borrowings: The fair value of the Company's fixed rate borrowings are estimated using discounted cash flows, based on the Company's current incremental borrowing rates or similar types of borrowing arrangements. The carrying amount of the Company's variable rate borrowings approximates their fair values.
                                    At December 31, 1996
                                  Carrying      Estimated
                                   Amount       Fair Value
  Assets:

    Cash and due from banks     $ 3,512,819    $ 3,512,819
    Investment securities
     available-for-sale           7,600,849      7,600,849
    Federal funds sold and
     securities purchased
     under agreements to resell   2,600,000      2,600,000
    Loans                        60,529,687     60,541,011

  Liabilities:

    Non-interest
     bearing deposits             5,859,192      5,859,192
    Interest bearing deposits    64,234,336     64,077,185


Note 17 - Dividends

     Dividends are paid by the Company from its assets, which are provided mainly by dividends up-streamed from the Bank. Certain regulatory restrictions exist, however, regarding the ability of the Bank to transfer funds to the Company in the form of cash dividends, loans or advances. For each of the years ended December 31, 1996 and 1995, dividends amounted to $.18 per share, or $63,615 per year.


Note 18 - Parent Company Financial Information

     This information should be read in conjunction with the other notes to the consolidated financial statements.

             Parent Company Balance Sheets

                                               December 31,
Assets:                                    1996            1995

Cash                                  $   14,051       $     - -
Accounts receivable                       36,258              467
Investment in CDS                        100,000          100,000
Investment in the Bank                 6,191,236        5,322,343
Other assets                                - -            52,247
                                          ---------      ---------
  Total Assets                        $6,341,545       $5,475,057
                                      ---------      ---------
                                      ---------      ---------
Liabilities and Shareholders' Equity:
Income taxes payable                  $   79,268       $   51,242
Other liabilities                          7,000           14,727
                                       ---------      ---------
  Total Liabilities                   $   86,268       $   65,969
                                      ---------      ---------
Common stock                          $1,767,085       $1,767,085
Paid-in-capital                        1,712,903        1,712,903
Retained earnings                      2,783,964        1,905,021
Unrealized gain (loss) on securities      (8,675)          24,079
                                      ---------      ---------
  Total Capital                       $6,255,277       $5,409,088
                                      ---------      ---------
  Total Liabilities and Capital       $6,341,545       $5,475,057
                                      ---------      ---------
                                      ---------      ---------

          Parent Company Statements of Income


                                       Years Ended December 31,
                                         1996            1995
Revenues:
 Interest income                     $  4,647     $  5,677
 Dividends from Bank                   65,000       40,000
                                      -------      -------
   Total revenues                    $ 69,647     $ 45,677
                                      -------      -------

Expenses:
 Professional fees                   $ 27,920     $ 41,963
 Amortization of
  organization costs                      - -        2,128
 Other expenses                         4,855       11,468
                                      -------      -------
   Total expenses                    $ 32,775     $ 55,559
                                      -------      -------
Income/(loss) before taxes and
 equity in undistributed
 earnings of Bank                      36,872      (9,882)

Tax (benefit)                         (4,039)         - -
                                      -------      -------

Income/(loss) before
 equity in undistributed
 earnings of Bank                    $ 40,911    $ (9,882)

Equity in undistributed
 earnings of Bank                     901,647      796,427
                                      -------      -------
Net Income                           $942,558     $786,545
                                      -------      -------
                                      -------      -------

        Parent Company Statements of Cash Flows

                                         Years Ended December 31,
                                             1996        1995

Cash flows from operating activities:
  Net income                             $ 942,558    $ 786,545
  Adjustments to reconcile net
   income to net cash provided
   by operating activities:
    Equity in undistributed
     earnings of the Bank                 (901,647)    (796,427)
    Amortization of organization costs        - -         2,128
    Decrease in receivables
     and other assets                       16,456        2,847
    Increase in payables                    20,299       38,331
                                             --------   --------
Net cash provided
 by operating activities                 $  77,666    $  33,424
                                             --------   --------

Cash flows from financing activities:
 Payment of cash dividends               $ (63,615)   $ (63,615)
                                            --------   --------
Net cash provided
 from financing activities               $ (63,615)   $ (63,615)
                                            --------   --------

Net increase in cash
 and cash equivalents                    $  14,051    $ (30,191)
Cash and cash equivalents,
 beginning of year                            - -        30,191
                                            --------   --------
Cash and cash equivalents, end of year   $  14,051    $    - -
                                            --------   --------
                                             --------   --------


Note 19 - Subsequent Events

     Subsequent to December 31, 1996, and prior to the date of this report, the Company declared a dividend of $.28 per share for each share of its common stock outstanding. Any declaration of future dividends is within the Board of Directors' discretion and will depend, among other things, on general business conditions, the banking industry, the Company's earnings and capital needs and any applicable regulatory requirements.

Item 8.   Changes in and Disagreements  With Accountants and
          Financial Disclosure.

          The Registrant did not change accountants in 1996 and continues to use the independent accounting firm of Francis &
Company, CPAs.



                       PART III

Item 9.   Directors, Executive Officers, Promoters and Control
          Persons; Compliance with Section 16(a) of the
          Exchange Act.

DIRECTORS AND EXECUTIVE OFFICERS

     The following table provides biographical information for each director and executive officer of the Registrant. Board members are elected for a one-year term and serve until their successors are elected and qualified. Except as otherwise indicated, each individual has been or was engaged in his/her present or last principal occupation, in the same or a similar position, for more than five years.

Name            Age    Position with Company and Bank and
                       Principal Occupation
T. Brinson
 Brock, Sr.     40     Mr. Brock has been Vice President and
                       Secretary of the Company since
                       November 1989 and a director of the
                       Company since August 1989, and
                       Executive Vice President, Secretary
                       and a director of the Bank since
                       August 1990.  Mr. Brock is in charge
                       of the Bank's lending, business and
                       professional development activities.
                       Mr. Brock began his banking career in
                       1978 with Cordele Banking Company in
                       Cordele, Georgia.  In 1984 he joined
                       Ashburn Bank as Vice President and
                       was promoted to Senior Vice President
                       in charge of lending in 1987.  Mr
                       Brock raises beef cattle and is Vice
                       President of the Turner County
                       Cattleman's Association.  Mr. Brock
                       also serves as Vice Chairman of the
                       Georgia Banker's Agricultural
                       Committee.

Willis R.
 Collins      51       Mr. Collins has been a director of
                       the Company since August 1989 and of
                       the Bank since August 1990.  Mr.
                       Collins served as a Commissioner of
                       Turner County, Georgia from 1986 to
                       1993.  He organized Cotton Warehouse,
                       Inc. in 1988 and is a partner and
                       manager of Arabi Gin Company.

Gene Stallings
  Crawford      68     Mr. Crawford has been a director of
                       the Company since August 1989 and of
                       the Bank since August 1990.  For over
                       forty years Mr. Crawford has been
                       active in developing Crawford Cattle
                       Company, a beef and feeder cattle
                       production business.
Benny Warren
  Denham        66     Mr. Denham has been a director of the
                       Company since August 1989 and of the
                       Bank since August 1990.  Mr. Denham
                       is a co-owner of Denham Farms and has
                       operated this farming business since
                       1951.  Mr. Denham has been a director
                       of Oglethorpe Power Company since
                       1988.  Mr. Denham served as a
                       Commissioner of Turner County,
                       Georgia from 1980 to 1990.


Lloyd Greer
 Ewing      51         Mr. Ewing has been a director of the
                       Company since August 1989 and of the
                       Bank since August 1990.  Mr. Ewing
                       joined Ewing Buick, Pontiac, GMC
                       Trucks, Inc. in sales in 1973 and has
                       held various positions in the
                       company.  He is now its President and
                       General Manager.  Mr. Ewing is a
                       former member of the Board of
                       Directors at First Federal Savings
                       Bank of Turner County.

Ava Lovett      52     Ms. Lovett has been Vice President
                       and Cashier of the Bank since May
                       1990. Previously, Ms. Lovett served
                       in various management functions at
                       several other Georgia banks.  Ms.
                       Lovett also served for four years as
                       a financial examiner with the Georgia
                       Department of Banking and Finance,
                       Atlanta, Georgia (District Office,
                       Douglas, Georgia).  She performed
                       safety and soundness examinations of
                       state chartered banks, credit unions
                       and bank holding companies.  Her
                       responsibilities included examiner-in-charge duties, credit analysis and detail (audit) functions.

Grady Elmer
 Moore      62         Mr. Moore has been a director of the
                       Company since August 1989 and of the
                       Bank since August 1990.  Mr. Moore
                       runs a row crop operation, G.M.
                       Farms, Inc., which he has pursued for
                       the past thirty-five years.

Sara Ruth
 Raines       50       Mrs. Raines has been a director of
                       the Company since August 1989  and of
                       the Bank since August 1990.  Until
                       recently, Mrs. Raines operated a
                       department (clothing) store in
                       Ashburn.  Mrs. Raines is the
                       President of Raines Investment Group,
                       Inc., which is a franchisee of
                       Aaron's Rental Purchase Stores.

Theron G. Reed  54     Mr. Reed has been President, Chief
                       Executive Officer and Treasurer of
                       the Company since November 1989 and a
                       director of the Company since
                       November 1989 and President, Chief
                       Executive Officer and a director of
                       the Bank since August 1990.  Mr. Reed
                       was employed by the Ashburn Bank from
                       1965 until his resignation in April
                       1989.  He served as President and CEO
                       of that institution from March 1980
                       until April 1989 and prior to that he
                       served in various other capacities
                       ranging from Assistant Vice President
                       to Vice President - Lending.

Benjamin E.
  Walker     66        Mr. Walker has been a director of the
                       Company since August 1989 and of the
                       Bank since August 1990.  Mr. Walker
                       is a part-owner of M & W Sportswear,
                       Inc., a local garment contracting
                       company.  Mr. Walker is also a co-owner of SWS
                       Garment, Inc., a uniform
                       manufacturing company in Fitzgerald,
                       Georgia.  Mr. Walker is a former
                       Chairman of the Board of The Citizens
                       Bank of Ashburn.

Jimmie Ann Ward 59     Mrs. Ward has been a director of the
                       Company since August 1989 and of the
                       Bank since August 1990.  Mrs. Ward is
                       Vice President of Ward Land Company
                       and is a community volunteer in
                       Turner County.

Freddie J.
  Weston, Jr.   59     Mr. Weston has been a director of the
                       Company since August 1989 and of the
                       Bank since August 1990.  Mr. Weston
                       served in the U.S. Army for more than
                       twenty-five years, retiring in
                       October 1981.  Since 1983, he has
                       been the coordinator of Vocational
                       Academic Education at Turner County
                       High School where he is Assistant
                       Principal and teaches business and
                       financial management.

COMPLIANCE WITH SECTION 16(a)

     Because the Company has no class of equity securities registered pursuant to Section 12 of the Exchange Act, its securities are not subject to the reporting requirements of
Section 16(a) of the Exchange Act.

Item 10.  Executive Compensation.

          A.  Named Executive Officers.

     The following table sets forth the compensation paid to the named executive officers of the Company for each of the Company's last three completed fiscal years:

SUMMARY COMPENSATION TABLE



ANNUAL
LONG TERM COMPENSATION


COMPENSATION
AWARDS
PAYOUTS




Name and
Principal
Position
(a)




Year
(b)




Salary





Bonus
(d)

Other
 Annual
Compensa-tion
(e)

Res-tricted
Stock
Awards
(f)

Securities
Underlying
Options/
SARs
(g)


LTIP
Payouts
(h)
All
Other
Com-pensa-tion
(I)


Theron G.
Reed,
President
and CEO of
the Company
1996
1995
1994

$100,000
$100,404
$93,630

$27,000
$18,000
$15,000

$34,723(1)
$22,408(2)
$32,307(3)

$0
$0
$0

0
0
3,520(4)

$0
$0
$0

$0
$0
$0



T. Brinson
Brock,
Sr.(5)
Vice
President
and
Secretary
of the
Company

19961995
$84,000
$81,200
$23,500
$17,000
$33,053(6)
$21,984(7)
$0
1,760(8)
$0
$0



(1) Includes $17,283 in contributions to the Company's profit sharing plan and $5,950 in director's fees.

(2) Includes $14,208 in contributions to the Company's profit sharing plan and $3,400 in director's fees.

(3) Includes contributions to the Company's profit sharing plan and director's fees.

 (4) When the Bank opened for business in 1990, Mr. Reed was granted an option to acquire 1% of the Registrant's original stock issue (i.e., 3,520 shares). Thereafter, at the end of each of fiscal year 1992, 1993 and 1994, Mr. Reed, based upon the Bank's having achieved a specified return on assets in each such year, was granted additional options to acquire1% per year of the Registrant's original stock issue (i.e., 3,520 additional shares per year). The return on assets which the Bank had to achieve in years 1992-1994 for Mr.
 Reed to earn the options granted to him in such years was:  calendar year
 1992, .3%; calendar year 1993, .5%; and calendar year 1994, .75%.   All
 options are exercisable at a price of $10.00 per share and are exercisable at any time for seven years after the year in which such options were awarded.

(5) No information is provided with respect to Mr. Brock for fiscal year 1994 because, during such fiscal year, Mr. Brock was not a "named executive officer".


(6) Includes $14,630 in contributions to the Company's profit sharing plan and $7,150 in director's fees.

(7) Includes $11,784 in contributions to the Company's profit sharing plan and $4,500 in director's fees.

(8) When the Bank opened for business in 1990, Mr. Brock was granted an option to acquire 1% of the Registrant's original stock issue (i.e., 3,520 shares). Thereafter, at the end of each of fiscal year 1992, 1993, 1994 and 1995, Mr. Brock, based upon the Bank's having achieved a specified return on assets in each such year, was granted additional options to acquire .5% per year of the Registrant's original stock issue
 (i.e., 1,760 additional shares per year). The return on assets which the Bank had to achieve in years 1992-1995 for Mr. Brock to earn the options granted to him in such years was: calendar year 1992,.3%; calendar year
1993, .5%; calendar year 1994, .75%; and calendar year 1995, 1.0%. All options are exercisable at a price of $10.00 per share and are exercisable at any time for seven years after the year in which such options were awarded.


OPTION/SAR GRANTS IN LAST FISCAL YEAR
(Individual Grants)







Name
(a)

Number of
Securities
Underlying
Options/SARs
Granted
(b)
Percent of
Total
Options/SARs
Granted to
Employees in
Fiscal Year




Exercise or
Base
Price
(d)




Expiration
Date
(e)


Theron G.
Reed
0
0.0%
- -
- -


T. Brinson
Brock, Sr.
1,760
100%
$10.00/Share
12/31/02



    No stock options or warrants were exercised and there were no SARs outstanding during fiscal year 1996. The following table presents information regarding the value of unexercised options and warrants held at December 31, 1996.


AGGREGATED OPTION/SAR EXERCISES IN LAST
FISCAL YEAR AND FY-END OPTION/SAR VALUES






Name
(a)



Shares
Acquired on
Exercise
(b)




Value
Realized


Number of
Securities
Underlying
Unexercised
Options/SARs at
FY-End
Exercisable/Unexercisable
(d)

Value of
Unexercised
in-the-Money
Options/SARs
at FY-End
Exercisable/Unexercisable
(e)(1)


Theron G. Reed
- -
- -
14,080/0
$91,520/$0


T. Brinson
Brock, Sr.
- -
- -
10,560/0
$68,640/$0


    The Registrant does not have any Long Term Incentive Plans in effect.

    B.  Directors

    The Registrant's directors receives $300 for each monthly bonus meeting they attended. In addition, directors who are members of the Board's Loan Committee receive $100 for each Loan
Committee meeting attended. In December 1996 each director of the Bank received a $1,500 Christmas bonus.

(1) Dollar values calculated by determining the difference between the estimated fair market value of the Company's Common Stock at December 31, 1996 (i.e., $16.50 per share) and the exercise price of such options (i.e., $10.00).


Item 11.  Security Ownership of Certain Beneficial Owners and
Management.

    On March 1, 1997, the Company had 475 shareholders of record.

    The following table sets forth share ownership information as of March 1, 1997, with respect to the Registrant's common stock, with respect to any person known to the Registrant to be a beneficial owner of more than 5% of the Registrant's common stock:

            SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS*

Name and Address of
Beneficial Owner    Number of Shares    Percent of Class(1)

T. Brinson Brock, Sr.  26,279(2)        7.1%
1252 Brock Road
Arabi, Georgia  31712

Willis R. Collins      30,500(3)        8.4%
9655 Georgia Highway 112 East
Rebecca, Georgia 31783

Gene Stallings
 Crawford              35,193(4)        9.7%
56 South Academy Street
Rebecca, Georgia 31783

Grady Elmer Moore      25,350(5)        6.9%
5580 Highway 33 North
Arabi, Georgia  31712

Sara Ruth Raines       23,600(6)        6.5%
130 Lamont Street
Ashburn, Georgia  31714

Theron G. Reed         24,121(7)        6.5%
2945 Georgia Highway 90 West
Rebecca, Georgia 31783

Benjamin E. Walker     25,600(8)        7.0%
P.O. Box 185
Ashburn, Georgia 31714

Jimmie Ann Ward        25,000(9)        6.9%
1330 Warwick Highway
Ashburn, Georgia  31714



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

(1) The percentages are based on 353,417 shares of Common Stock outstanding, plus shares of common stock which may be acquired by the beneficial owner within 60 days of March 1, 1997, by exercise of options and/or warrants.

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

          The following table sets forth share ownership information as of March 1, 1997 of the Registrant's common stock with respect to (i) each director and named executive officer of the Registrant who beneficially owns common stock of the Registrant; and
(ii) all directors and named executive officers of the Registrant as a group:


SECURITY OWNERSHIP OF MANAGEMENT*

Name and Address of
Beneficial Owner    Number of Shares    Percent of Class(1)

T. Brinson Brock, Sr.  26,279(2)        7.1%
1252 Brock Road
Arabi, Georgia  31712

Willis R. Collins      30,500(3)        8.4%
9655 Georgia Highway 112 East
Rebecca, Georgia 31783

Gene Stallings
 Crawford                 35,193(4)    9.7%
56 South Academy Street
Rebecca, Georgia 31783

Benny Warren Denham    12,900(5)        3.6%
424 East Inaha Road
Sycamore, Georgia  31790

Lloyd Greer Ewing      13,000(6)        3.6%
545 East Monroe
Ashburn, Georgia  31714

Grady Elmer Moore      25,350(7)        6.9%
5580 Highway 33 North
Arabi, Georgia  31712

Sara Ruth Raines       23,600(8)        6.5%
130 Lamont Street
Ashburn, Georgia  31714

Theron G. Reed         24,121(9)        6.5%
2945 Georgia Highway 90 West
Rebecca, Georgia 31783

Benjamin E. Walker     25,600(10)       7.0%
P.O. Box 185
Ashburn, Georgia 31714

Jimmie Ann Ward        25,000(11)       6.9%
1330 Warwick Highway
Ashburn, Georgia  31714

Freddie J. Weston, Jr.  5,000(12)       1.4%
828 West Madison Avenue
Ashburn, Georgia  31714

All directors and named
   executive officers
   as a group(13)              246,543 shares             53.1%
(11 persons)


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

(1) The percentages are based on 353,417 shares of common stock outstanding, plus shares of common stock which may be acquired by the beneficial owner, or group of beneficial owners, within 60 days of March 1, 1997, by exercise of options and/or warrants. The percentage total differs from the sums of the individual percentages due to the differing denominators with respect to each calculation.

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

(5) Includes 1,596 shares owned by Mr. Denham's wife as to which he disclaims beneficial ownership. Also includes the right to acquire 6,000 shares pursuant to currently exercisable warrants.

(6) Includes 1,000 shares owned by his daughter, Mary Margaret Ewing, 1,000 shares owned by his son, Lloyd Scott Ewing, and 1,000 shares owned by his daughter, Jennifer L. Ewing, as to all of which Mr. Ewing disclaims beneficial ownership. Also includes the right to acquire 5,000 shares pursuant to currently exercisable warrants.

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

(12) Includes the right to acquire 2,500 shares pursuant to currently exercisable warrants.

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

Item 12.  Certain Relationships and Related Transactions.

          During 1996 the Bank loaned funds to certain of the Company's executive officers and directors in the ordinary course of business, on substantially the same terms as those prevailing at the time for comparable transactions with other customers, and which did not involve more than the normal risk of collectibility or present other unfavorable features.

Item 13.  Exhibits List and Reports on Form 8-K.

          A.   Exhibits.

3(a) Articles of Incorporation of Registrant (incorporated by reference to Exhibit 3(a) of Registration Statement on Form
     S-18, File No. 33-31013-A)

3(b) By-laws of Registrant (incorporated by reference to Exhibit
     3(b) of Registration Statement on Form S-18, File No. 33-31013-A)

21   Subsidiaries of Registrant

27   Financial Data Schedule


          B.   Reports on Form 8-K.

               No reports on Form 8-K were filed during the fourth quarter of the year ended December 31, 1996.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMMUNITY NATIONAL BANCORPORATION
(Registrant)

BY: /s/ Theron G. Reed
Theron G. Reed
President, Principal
Executive Officer, Principal Financial Officer

Date: March 31, 1997

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature                    Title      Date


/s/ T. Brinson Brock, Sr. Executive Vice
T. Brinson Brock, Sr.     President
                          and a Director                 March 31, 1997

/s/ Willis R. Collins
Willis R. Collins        Director       March 31, 1997

/s/ Gene Stallings Crawford
Gene Stallings Crawford  Director       March 31, 1997

/s/ Benny Warren Denham
Benny Warren Denham      Director       March 31, 1997

/s/ Lloyd Greer Ewing
Lloyd Greer Ewing        Director       March 31, 1997

/s/ Grady Elmer Moore
Grady Elmer Moore        Director       March 31, 1997

/s/ Sara Ruth Raines
Sara Ruth Raines         Director       March 31, 1997

/s/ Theron G. Reed
/s/ Theron G. Reed       President, Principal
                           Executive Officer,
                           Principal Financial
                           Officer and
                           Director     March 31, 1997

/s/ Jimmie Ann Ward
Jimmie Ann Ward          Director       March 31, 1997

/s/ Benjamin E. Walker
Benjamin E. Walker       Director       March 31, 1997

/s/ Freddie J. Weston, Jr.
Freddie J. Weston, Jr.   Director       March 31, 1997


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


INDEX TO EXHIBITS

Exhibit                                    Sequential
Number          Description                Page Number

  21            Subsidiaries of Registrant
  27         Financial Data Schedule

















































                       EXHIBIT 27