Form 10QSB
period 1997-03-31
COMMUNITY NATIONAL BANCORPORATION
filed 1997-05-14
CIK 855386

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
---------------------------
FORM 10-QSB

(Mark One)

 X   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934
     For the quarterly period ended March 31, 1997.

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

Common stock, $5.00 par value per share, 353,417 shares issued and outstanding as of May 12, 1997.

PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements

COMMUNITY NATIONAL BANCORPORATION
ASHBURN, GEORGIA
Consolidated Balance Sheets

ASSETS
------

                                         March 31,   December 31,
                                           1997          1996
                                       (Unaudited)   (Unaudited)
                                       -----------  ------------

Cash and due from banks               $  1,497,545 $  3,512,819
Federal funds sold                       2,870,000    2,600,000
                                         ---------    ---------
Total cash and cash equivalents       $  4,367,545 $  6,112,819
Securities:
 Available for sale, at fair values      7,471,301    7,600,849
Loans, net                              66,549,457   60,529,687
Property and equipment, net              1,021,588    1,017,210
Other assets                             1,938,377    1,995,364
                                        ----------   ----------
Total Assets                          $ 81,348,268 $ 77,255,929
                                        ----------   ----------
                                        ----------   ----------

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------

Liabilities:
  Deposits
   Non-interest bearing deposits      $  4,630,576 $  5,859,192
  Interest bearing deposits             69,283,445   64,234,336
                                        ----------   ----------
     Total deposits                   $ 73,914,021 $ 70,093,528
Obligation under capital lease              - -          15,186
Other liabilities                        1,031,474      891,938
                                        ----------   ----------
  Total liabilities                    $74,945,495 $ 71,000,652

Commitments and contingencies

Shareholders' Equity:
  Common stock, $5.00 par value,
      10,000,000 shares authorized,
      353,417 issued and outstanding   $ 1,767,085 $  1,767,085
  Paid-in-capital                        1,712,903    1,712,903
  Retained earnings                      2,968,709    2,783,964
  Unrealized (loss)on securities, net      (45,924)      (8,675)
                                        ----------   ----------
     Total Shareholders' Equity          6,402,773  $ 6,255,277
                                        ----------   ----------
Total liabilities and shareholders'
  equity                               $81,348,268  $77,255,929
                                        ----------   ----------
                                        ----------   ----------



Refer to notes to the consolidated financial statements

COMMUNITY NATIONAL BANCORPORATION
ASHBURN, GEORGIA
Unaudited Consolidated Statements of Income


                                            For the quarter
                                            Ended March 31,
                                           1997         1996
                                         ---------   ---------

Interest income                        $ 1,881,075  $1,670,884
Interest expense                           907,072     798,544
                                         ---------   ---------
Net interest margin                        974,003     872,340

Provision for possible loan losses         103,500      86,000
                                         ---------   ---------
Net interest income after provision
  for possible loan losses                 870,503     786,340
                                         ---------   ---------

(Loss) on sale of securities                 - -        (2,883)
Other income                               132,139     123,587
                                         ---------   ---------
Total other income                         132,139     120,704
                                         ---------   ---------
Salaries and benefits                      251,806     232,759
Other operating expenses                   235,759     232,176
                                         ---------   ---------
Total operating expenses                   487,565     464,935
                                         ---------   ---------

Net income (loss) before taxes             515,077     442,109
Provision for income taxes                 231,375     186,205
                                         ---------   ---------

Net income after taxes                  $  283,702  $  255,904
                                         ---------   ---------
                                         ---------   ---------

Net Income Per Share                          $.69        $.63
                                         ---------   ---------
                                         ---------   ---------

Refer to notes to the financial statements

COMMUNITY NATIONAL BANCORPORATION
ASHBURN, GEORGIA
Unaudited Consolidated Statements of Cash Flows for the quarter ended

                                                 March 31,
                                            1997         1996
                                          --------    --------
Cash flows from operating activities   $   622,661  $   735,926

Cash flows from investing activities:
  Securities, available-for-sale
     Sale of securities                $     - -    $ 2,740,796
     Purchase of securities                  - -     (2,979,640)
   Purchase of fixed assets                (51,015)     (19,507)
   Increase in loans                    (6,123,270)  (3,258,112)
   Maturity and paydowns                   100,000       51,316
                                        ----------   ----------
Net cash used in investing
  activities                           $(6,074,285) $(3,465,147)
                                        -----------  -----------
Cash flows from financing activities:
   Increase in customer deposits       $ 3,820,493  $ 4,854,857
   Payment of cash dividends               (98,957)     (63,615)
   (Decrease) in lease obligations         (15,186)     (13,126)
                                        ----------    ---------
Net cash provided from financing
  activities                           $ 3,706,350  $ 4,778,116
                                        ----------    ---------



Net (decrease) in cash and
  cash equivalents                     $(1,745,274) $ 2,048,895
Cash and cash equivalents,
   beginning of period                   6,112,819    3,304,059
                                        ----------   ----------
Cash and cash equivalents,
  end of period                        $ 4,367,545  $ 5,352,954
                                        ----------   ----------
                                        ----------   ----------


Refer to notes to the financial statements

COMMUNITY NATIONAL BANCORPORATION
ASHBURN, GEORGIA
Notes to financial statements (Unaudited)
March 31, 1997

Note 1 - Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. For further information, refer to the financial statements and footnotes included in the Company's annual report on Form 10-KSB for the year ended December 31, 1996.

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

COMMUNITY NATIONAL BANCORPORATION
ASHBURN, GEORGIA
Notes to financial statements (Unaudited)
March 31, 1997

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

COMMUNITY NATIONAL BANCORPORATION
ASHBURN, GEORGIA
Notes to financial statements (Unaudited)
March 31, 1997


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

COMMUNITY NATIONAL BANCORPORATION
ASHBURN, GEORGIA
Notes to financial statements (Unaudited)
March 31, 1997


Earnings Per Share. The weighted average number of shares outstanding as well as all of the common stock equivalents must be considered for purposes of computing earnings per share. Common stock equivalents are securities that enable their holders to obtain additional shares of common stock. Options and warrants are common stock equivalents. They are used in the computation of earnings per share only if, upon exercise, they dilute earnings per share by 3% or more. To compute earnings per share, adjusted net income is divided by the sum of weighted average shares of common stock outstanding and of common stock equivalents. As of March 31, 1997 and 1996, common stock equivalents amounted to 410,721 and 403,708 respectively.

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

On August 6, 1990 the subsidiary Bank was capitalized with a $3.3 million injection from the Company. By March 31, 1997, the Bank's capital had increased to $6.3 million through retained earnings. This level of capitalization, as measured by the Bank's primary regulator, the OCC, is adequate based on the following capital ratios and guidelines.

                                   Bank's       Minimum required
                               Mar. 31, 1997      by regulator
                               -------------    ---------------

     Leverage ratio                8.0%             4.0%
     Risk weighted ratio          11.5%             8.0%

Total assets increased by $4.0 million to $81.3 million during the three-month period ended March 31, 1997. The increase was generated from higher deposits and profits. The additional funds that were generated through growth were utilized primarily to expand the loan portfolio by $6.0 million. Cash and cash equivalents decreased by $1.7 million to $4.4 million, but were sufficient to provide the Bank with a satisfactory level of liquidity.

Liquidity is the Company's ability to meet all deposit withdrawals immediately, while also providing for the credit needs of customers. The March 31, 1997 financial statements evidence a satisfactory liquidity position as total cash and cash equivalents amounted to $4.4 million, representing 5.4% of total assets. Investment securities amounted to $7.5 million, representing 9.2% of total assets; these securities provide a secondary source of liquidity since they can be converted into cash in a timely manner. The subsidiary Bank is a member of the Federal Reserve System and is maintaining relationships with several correspondent banks and, thus, could obtain funds on short notice. The Company's management closely monitors and maintains appropriate levels of interest earning assets and interest bearing liabilities, so that maturities of assets are such that adequate funds are provided to meet customer withdrawals and loan demand. There are no trends, demands, commitments, events or uncertainties that will result in or are reasonably likely to result in the Company's liquidity increasing or decreasing in any material way.

Results of Operations

Net income for the three months ended March 31, 1996 amounted to $283,702 or $.69 per share. This compares favorably with net income of $255,904 or $.63 per share attained during the same three-month period one year earlier. The primary reasons for the increase in net income from 1996 to 1997 are as follows:

a. Earning assets have increased from $65.3 million at March 31, 1996 to $76.9 million at March 31, 1997. As a consequence, net interest income, which represents the difference between interest received on interest earning assets and interest paid on interest bearing liabilities, has increased from $872,340 to $974,003 for the same period one year later, representing an increase of $101,663, or 11.7%.

b. Other income increased from $120,704 for the three-month period ended March 31, 1996 to $132,139 for the three-month period ended March 31, 1997. The above increase of $11,435 represents a 9.5% improvement. This increase is primarily due to increased activity in transactional accounts due to a higher deposit base.

Note that the provision for loan losses increased from $86,000 to $103,500 for the three-month periods ended March 31, 1996 and 1997. The above increase was due to higher loan balances. Additionally, other operating expenses increased form $464,935 for the three-month period ended March 31, 1996 to $487,565 for the same period, one year later. This increase was primarily due to the higher asset-base.

At March 31, 1997, the allowance for loan losses amounted to $1,308,434, or 1.93% of gross loans. At December 31, 1996, the allowance amounted to $1,200,398, or 1.94% of gross loans. Management considers the allowance for loan losses to be adequate and sufficient to absorb possible future losses; however, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses or that additional provisions to the allowance will not be required.

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

     Item 2.     Changes in Securities.

            (a)  None

            (b)  None

     Item 3.     Defaults Upon Senior Securities.  None

     Item 4.     Submission of Matters to a Vote of Security
                 Holders. No matter has been submitted to a vote of security-holders for the quarter ended March
                 31, 1997.

     Item 5.     Other Information.  None

     Item 6.     Exhibits and Reports on Form 8-K.

            (a)  Exhibits

                      27   - Financial Data Schedule

            (b) Reports on Form 8-K - There were no reports on Form 8-K filed during the quarter ended
                 March 31, 1997.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


COMMUNITY NATIONAL BANCORPORATION
(Registrant)


By:  /s/ Theron G. Reed
     Theron G. Reed
     President, Principal Executive Officer and
     Principal Financial Officer



Date:                      March 14, 1997

INDEX TO EXHIBITS


Exhibit                                Sequential
Number        Description              Page Number

  27          Financial Data Schedule     15