Form 10QSB
period 1997-06-30
COMMUNITY NATIONAL BANCORPORATION
filed 1997-08-14
CIK 855386

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
---------------------------

FORM 10-QSB
(Mark One)

X    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934
     For the quarterly period ended June 30, 1997.

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

Common stock, $5.00 par value per share, 353,417 shares issued and outstanding as of August 12, 1997.

Transitional Small Business Disclosure Format (Check one):
        Yes               No  X


PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

COMMUNITY NATIONAL BANCORPORATION
ASHBURN, GEORGIA

Consolidated Balance Sheets

ASSETS

                                               June 30,        December 31,
                                                1997              1996
                                             (Unaudited)       (Unaudited)
                                              -----------   -------------
Cash and due from banks                      $ 1,821,874      $ 3,512,819
Federal funds sold                             5,666,000        2,600,000
                                              -----------   -------------
  Total cash and cash equivalents            $ 7,487,874      $ 6,112,819
Securities:
 Available for sale, at fair values            7,516,646        7,600,849
Loans, net                                    69,385,126       60,529,687
Property and equipment, net                    1,003,216        1,017,210
Other assets                                   2,382,382        1,995,364
                                             -----------      -----------
Total Assets                                 $87,775,244      $77,255,929
                                             -----------      -----------
                                             -----------      -----------

LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
 Deposits
  Non-interest bearing deposits              $ 4,639,933      $ 5,859,192
  Interest bearing deposits                   75,729,054       64,234,336
                                             -----------      -----------
    Total deposits                           $80,368,987      $70,093,528
Obligation under capital lease                      - -            15,186
Other liabilities                                721,901          891,938
                                             -----------      -----------
  Total liabilities                          $81,090,888      $71,000,652
                                             -----------      -----------

Commitments and contingencies

Shareholders' Equity:
 Common stock, $5.00 par value,
  10,000,000 shares authorized,
  353,417 issued and outstanding             $ 1,767,085      $ 1,767,085
 Paid-in-capital                               1,712,903        1,712,903
 Retained earnings                             3,207,531        2,783,964
 Unrealized (loss) on securities, net             (3,163)          (8,675)
                                            ------------      -----------
  Total Shareholders' Equity                 $ 6,684,356      $ 6,255,277
                                            ------------      -----------
Total liabilities and shareholders' equity   $87,775,244      $77,255,929
                                            ------------      -----------
                                            ------------      -----------





Refer to notes to the consolidated financial statements.

COMMUNITY NATIONAL BANCORPORATION
Ashburn, Georgia
Consolidated Statements of Income
for the three months ended

                                               June 30,
                                         1997            1996
                                         -----           ----

Interest income                       $2,046,886    $1,739,309
Interest expense                         986,883       837,432
                                      ----------    ----------
Net interest income                   $1,060,003    $  901,877

Provision for possible loan losses       186,000        79,000
                                      ----------    ----------

Net interest income after provision
 for possible loan losses             $  874,003    $  822,877
                                      ----------    ----------

Other income
 Service charges                      $  102,711    $   80,565
 Other fees                               16,216        41,956
                                      ----------    ----------
  Total other income                  $  118,927    $  122,521
                                      ----------    ----------
Salaries and benefits                 $  252,113    $  236,703
Advertising and business development      22,755        14,246
Repairs and maintenance                   24,023        27,206
Depreciation                              41,261        44,486
Legal and professional                    25,430        53,660
Data processing                           30,810        18,370
Regulatory fees and assessments           11,952        25,009
Other operating expenses                 115,464       122,667
                                      ----------    ----------
  Total operating expenses            $  523,808    $  542,347
                                      ----------    ----------

Net income before taxes               $  469,122    $  403,051

Income taxes                             230,300       168,935
                                      ----------    ----------

Net income                            $  238,822    $  234,116
                                      ----------    ----------
                                      ----------    ----------



Net income per share                  $      .58    $      .58
                                      ----------    ----------

Refer to notes to the consolidated financial statements.

COMMUNITY NATIONAL BANCORPORATION
Ashburn, Georgia
Consolidated Statements of Income
for the six months ended

                                               June 30,
                                         1997            1996
                                        -----         ----

Interest income                       $3,927,961    $3,410,193
Interest expense                       1,893,955     1,635,976
                                     -----------    ----------
Net interest income                   $2,034,006    $1,774,217

Provision for possible loan losses       289,500       165,000
                                     -----------    ----------
Net interest income after provision
 for possible loan losses             $1,744,506    $1,609,217
                                     -----------    ----------
Other income
 Loss on sale of securities           $     - -     $   (2,883)
 Service charges                         207,603       190,941
 Other fees                               43,463        55,167
                                     -----------    ----------
  Total other income                  $  251,066    $  243,225
                                     -----------    ----------
Salaries and benefits                 $  503,919    $  469,462
Advertising and business development      35,354        22,117
Repairs and maintenance                   43,118        42,318
Depreciation                              87,898        88,664
Legal and professional                    51,541        63,846
Data processing                           50,868        38,758
Regulatory fees and assessments           23,661        49,368
Other operating expenses                 215,014       232,749
  Total operating expenses            $1,011,373    $1,007,282
                                     -----------    ----------
Net income before taxes               $  984,199    $  845,160

Income taxes                             461,675       355,140
                                     -----------    ----------
Net income                            $  522,524    $  490,020
                                     -----------    ----------
                                     -----------    ----------

Net income per share                  $     1.27    $     1.21
                                     -----------    ----------
                                     -----------    ----------


Refer to notes to the consolidated financial statements.

COMMUNITY NATIONAL BANCORPORATION
Ashburn, Georgia
Consolidated Statements of Cash Flows
(Unaudited)

                                               For the six-month period
                                                    Ended June 30,
                                               1997             1996
                                               ----             ----

Cash flows from operating activities:       $    415,270   $    680,077
                                              -----------    -----------
Cash flows from investing activities:
  Purchase of fixed assets                  $    (73,904)  $    (29,030)
  Purchase of securities, AFS                 (1,084,688)    (3,119,640)
  Sale of securities, AFS                           - -       2,740,796
  Maturity and paydowns, AFS                   1,102,000        154,782
  (Increase) in loans, net                    (9,144,939)    (8,598,857)
                                             -----------    -----------
Net cash used by investing activities         (9,201,531)  $ (8,851,949)
                                             -----------    -----------
Cash flows from Financing Activities:
  Increase in deposits                        10,275,459      9,448,764
  Payment of cash dividends                      (98,957)       (63,615)
  Decrease in lease obligations                  (15,186)       (26,132)
                                             -----------    -----------
Net cash provided from financing activities $ 10,161,316   $  9,359,017
                                             -----------    -----------
Net increase in cash and cash equivalents   $  1,375,055   $  1,187,145
Cash and cash equivalents,
 beginning of period                           6,112,819      3,304,059
                                             -----------    -----------
Cash and cash equivalents, end of period    $  7,487,874   $  4,491,204
                                             -----------    -----------

Refer to notes to the financial statements.

COMMUNITY NATIONAL BANCORPORATION
ASHBURN, GEORGIA
Notes to financial statements (Unaudited)
June 30, 1997

Note 1 - Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. For further information, refer to the financial statements and footnotes included in the Company's annual report on Form 10-KSB for the year ended December 31, 1996.

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

Basis of Accounting. The accounting and reporting policies of the Company conform to generally accepted accounting principles and to general practices in the banking industry. The Company uses the accrual basis of accounting by recognizing revenues when they are earned and recognizing expenses in the period incurred, regarding the time of receipt or payment of cash.

COMMUNITY NATIONAL BANCORPORATION
ASHBURN, GEORGIA
Notes to financial statements (Unaudited)
June 30, 1997

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

COMMUNITY NATIONAL BANCORPORATION
ASHBURN, GEORGIA
Notes to financial statements (Unaudited)
June 30, 1997

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

Income Taxes. The consolidated financial statements have been prepared on the accrual basis. When income and expenses are recognized in different periods for financial reporting purpose

COMMUNITY NATIONAL BANCORPORATION
ASHBURN, GEORGIA
Notes to financial statements (Unaudited)
June 30, 1997

and for purposes of computing income taxes currently payable, deferred taxes are provided on such temporary differences.

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

Earnings Per Share. The weighted average number of shares outstanding as well as all of the common stock equivalents must be considered for purposes of computing earnings per share. Common stock equivalents are securities that enable their holders to obtain additional shares of common stock. Options and warrants are common stock equivalents. They are used in the computation of earnings per share only if, upon exercise, they dilute earnings per share by 3% or more. To compute earnings per share, adjusted net income is divided by the sum of weighted average shares of common stock outstanding and of common stock equivalents. As of June 30, 1997 and 1996, common stock equivalents amounted to 410,721 and 403,708 respectively.

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

On August 6, 1990 the subsidiary Bank was capitalized with a $3.3 million injection from the Company. By June 30, 1997, the Bank's capital had increased to $6.6 million through retained earnings. This level of capitalization, as measured by the Bank's primary regulator, the OCC, is adequate based on the following capital ratios and guidelines.

                            Bank's       Minimum required
                        June 30, 1997     by regulator
                        -------------    ----------------
Leverage ratio                7.6%             4.0%
Risk weighted ratio          11.1%             8.0%

Total assets increased by $10.5 million to $87.8 million during the six-month period ended June 30, 1997. The increase was generated from higher deposits and profits. The additional funds that were generated through growth were utilized primarily to expand the loan portfolio by $10.0 million.

Liquidity is the Company's ability to meet all deposit withdrawals immediately, while also providing for the credit needs of customers. The June 30, 1997 financial statements evidence a satisfactory liquidity position as total cash and cash equivalents amounted to $7.5 million, representing 8.5% of total assets. Investment securities amounted to $7.5 million, representing 8.6% of total assets; these securities provide a secondary source of liquidity since they can be converted into cash in a timely manner. The subsidiary Bank is a member of the Federal Reserve System and is maintaining relationships with several correspondent banks and, thus, could obtain funds on short notice. The Company's management closely monitors and maintains appropriate levels of interest earning assets and interest bearing liabilities, so that maturities of assets are such that adequate funds are provided to meet customer withdrawals and loan demand. There are no trends, demands, commitments, events or uncertainties that will result in or are reasonably likely to result in the Company's liquidity increasing or decreasing in any material way.

Results of Operations

Net income for the six months ended June 30, 1997 amounted to $522,524 or $1.27 per share. This compares favorably with net income of $490,020 or $1.21 per share attained during the same six-month period one year earlier. The primary reasons for the increase in net income from 1996 to 1997 are as follows:

a. Earning assets have increased from $70.7 million at June 30, 1996 to $84.0 million at June 30, 1997. As a consequence, net interest income, which represents the difference between interest received on interest earning assets and interest paid on interest bearing liabilities, has increased from $1,774,217 to $2,034,006 for the same period one year later, representing an increase of $259,789, or 14.6%.

b.   Operating expenses have increased from $1,007,282 at June
     30, 1996 to $1,011,373 at June 30, 1997.  However, despite the above increase operating expenses as a percent of total assets declined from 2.71% to 2.30%. The decline is attributed to attainment of economies of scale.

c. Other income increased from $243,225 for the six-month period ended June 30, 1996 to $251,066 for the six-month period ended June 30, 1997. The above increase of $7,841 represents a 3.2% improvement. This increase is primarily due to increased activity in transactional accounts due to a higher deposit base.

Note that the provision for loan losses increased from $165,000 to $289,500 for the six-month periods ended June 30, 1996 and 1997.
The above increase was due to higher loan balances.

For the three-month periods ended June 30, 1997 and 1996, net income amounted to $238,822 and 234,116, respectively. On a per share basis, net income amounted to $.58 for each of the above periods. An increase in net income for the three-month periods ended June 30, 1997 as compared to 1996 was attained due to a higher net interest income which was sufficient to support higher provisions for loan losses ($107,000) and taxes ($61,000).

At June 30, 1997, the allowance for loan losses amounted to $1,440,863, or 2.03% of gross loans. At December 31, 1996, the allowance amounted to $1,200,398, or 1.94% of gross loans. Management considers the allowance for loan losses to be adequate and sufficient to absorb possible future losses; however, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses or that additional provisions to the allowance will not be required.

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

Item 2.   Changes in Securities.

          (a)  None.
          (b)  None.

Item 3.   Defaults Upon Senior Securities.  None.

Item 4. Submission of Matters to a Vote of Security Holders. An Annual Meeting of Shareholders was held on May 14, 1997, at which the election of the Board of Directors was submitted to a vote of security holders. The results of the election were as follows:

                                                            BROKER
                                                    ABSTEN   NON-
NOMINEE                   FOR    AGAINST  WITHHELD  TIONS   VOTES
T. Brinson Brock, Sr.    245,476   -0-     107,941   -0-    -0-
Willis R. Collins        245,476   -0-     107,941   -0-    -0-
Gene Stallings Crawford  245,476   -0-     107,941   -0-    -0-
Benny Warren Denham      245,476   -0-     107,941   -0-    -0-
Lloyd Greer Ewing        245,476   -0-     107,941   -0-    -0-
Grady Elmer Moore        245,476   -0-     107,941   -0-    -0-
Sara Ruth Raines         245,476   -0-     107,941   -0-    -0-
Theron G. Reed           245,476   -0-     107,941   -0-    -0-
Benjamin E. Walker       245,476   -0-     107,941   -0-    -0-
Jimmie Ann Ward          245,476   -0-     107,941   -0-    -0-
Freddie J. Weston, Jr.   245,476   -0-     107,941   -0-    -0-

Item 5.   Other Information.  None.

Item 6.   Exhibits and Reports on Form 8-K.

          (a)    Exhibits

                      27    Financial Data Schedule.

          (b) Reports on Form 8-K - There were no reports on Form 8-K filed during the quarter ended
                 June 30, 1997.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMMUNITY NATIONAL BANCORPORATION
(Registrant)


By: /s/ Theron G. Reed
   Theron G. Reed
   President, Principal Executive Officer and
   Principal Financial Officer

Date: August 14, 1997



INDEX TO EXHIBITS

Exhibit                                  Sequential
Number              Description         Page Number
-------             -----------         -----------
   27               Financial Data Schedule   12