Form 10QSB
period 1997-09-30
COMMUNITY NATIONAL BANCORPORATION
filed 1997-11-13
CIK 855386

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
----------------------------------
FORM 10-QSB
(Mark One)

X QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
  EXCHANGE ACT OF 1934
  For the quarterly period ended September 30, 1997.

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

Common stock, no par value per share, 1,060,251 shares issued and outstanding as of November 12, 1997.

Transitional Small Business Disclosure Format (Check one):
Yes       No X
PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

COMMUNITY NATIONAL BANCORPORATION
ASHBURN, GEORGIA
consolidated Balance Sheets

                                            ASSETS

                                   September 30,   December 31,
                                     1997            1996
                                   (Unaudited)     (Unaudited)

Cash and due from banks           $ 1,387,107     $ 3,512,819
Federal funds sold, net             2,080,000       2,600,000
                                    ---------       ---------
Total cash and cash equivalents   $ 3,467,107     $ 6,112,819
Securities:
 Available for sale,
 at fair values                     7,892,357       7,600,849
Loans, net                         73,589,068      60,529,687
Property and equipment, net         1,081,135       1,017,210
Other assets                        2,847,186       1,995,364
                                    ---------       ---------
Total Assets                      $88,876,853     $77,255,929
                                  -----------     -----------
                                  -----------     -----------

              LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
 Deposits
  Non-interest bearing deposits   $ 4,754,602     $ 5,859,192
  Interest bearing deposits        76,304,123      64,234,336
                                   ----------      ----------
Total deposits                    $81,058,725     $70,093,528
Obligation under capital lease             --          15,186
Other liabil6ities                     872,492        891,938
                                       -------        -------
Total liabilities                  $81,931,217    $71,000,652
                                   -----------    -----------
                                   -----------    -----------
Commitments and contingencies
Shareholders' Equity:
 Common stock, no par value,
  10,000,000 shares authorized,
  1,060,251 shares issued and
  outstanding                      $ 1,767,085    $ 1,767,085
 Paid-in-capital                     1,712,903      1,712,903
 Retained earnings                   3,481,106      2,783,964
Less:  Treasury stock                  (30,000)           --
Unrealized gain/(loss) on
 securities, net                        14,542         (8,675)
                                        ------          -----
Total Shareholders' Equity           6,945,636    $ 6,255,277
Total liabilities and
 shareholders' equity              $88,587,683    $77,255,929
                                   -----------    -----------
                                   -----------    -----------


Refer to notes to the consolidated financial statements

COMMUNITY NATIONAL BANCORPORATION
ASHBURN, GEORGIA
Unaudited Consolidated Statements of Income for the quarter ended

                                                 September 30,
                                             1997          1996

Interest income                           $2,157,990   $1,828,470
Interest expense                           1,036,930      903,748
                                           ---------      -------
Net interest margin                       $1,121,060   $  924,722
Provisions for possible loan losses          199,800      152,000

Net interest income after provisions
 for possible loan losses                 $  921,260   $  772,722

Gain on sale of securities                $      282   $       --
Service charges on deposit accounts          104,428       90,273
Other income                                  25,461       31,242
                                              ------       ------
Total other income                        $  130,171   $  121,515

Salaries and benefits                     $  267,583    $  237,142

Advertising and business development         24,991        24,062
Repairs and maintenance                     166,577        18,896
Depreciation                                 44,224        45,102
Legal and professional                       42,773        30,935
Data processing                              29,972        18,826
Regulatory fees and assessments              12,891        30,384
Other operating expenses                    109,319        84,338
                                           --------        ------
 Total other expenses                    $  548,330    $  489,685
                                         ----------    ----------
Net income before income taxes            $ 503,101      $  404,552

Provision for income taxes                  229,525         166,365
                                            -------        -------
Net income                                $ 273,576      $  238,187
                                          ---------      ----------
                                          ---------      ----------
Net income per shar  e                    $     .22      $      .20
                                          ---------      ---------
                                          ---------      ---------

Refer to notes to the consolidated financial statements

COMMUNITY NATIONAL BANCORPORATION
ASHBURN, GEORGIA
Unaudited Consolidated Statements of Income for the three quarters ended

                                                September 30,
                                             1997        1996

Interest income                            $6,085,951   $5,238,663
Interest expense                            2,930,885    2,539,724
                                           -----------   ----------
Net interest margin                        $3,155,066   $2,698,939
Provisions for possible loan losses           489,300      317,000
                                             -------      -------
Net interest income after provisions
 for possible loan losses                  $2,665,766   $2,381,939
                                            ---------    ---------
Gain/(loss) on sale of securities          $      282   $   (2,883)
Service charges on deposit accounts           312,031       281,214
Other income                                   68,924        86,409
                                               ------        ------
Total other income                         $  381,237    $  364,740
                                            ----------    ----------
                                            ----------    ----------
Salaries and benefits                      $  771,502    $  706,604
Advertising and business development           60,345        46,179
Repairs and maintenance                        59,695        61,214
Depreciation                                  132,122        133,766
Legal and professional                         94,314        94,781
Data processing                                80,840        57,584
Regulatory fees and assessments                36,552        79,752
Other operating expenses                      324,333       317,087
                                              -------       -------
  Total other expenses                     $1,559,703    $1,496,967
                                            ---------     ---------
Net income before taxes                    $1,487,300    $1,249,712
Provision for income taxes                    691,200       521,505
                                              -------       -------
Net income                                 $  796,100    $  728,207
                                              -------       -------
Net income per share                       $      .65    $      .60
                                             ---------    ----------
                                            ---------    ----------


Refer to notes to the consolidated financial statements.
COMMUNITY NATIONAL BANCORPORATION
ASHBURN, GEORGIA
Unaudited Consolidated Statements of Cash Flows for the three quarters ended



                                               September 30,
                                            1996         1997

Cash flows from operating activities   $    641,332   $    757,960
                                            -------       -------
Cash flows from investing activities:
 Securities, available-for-sale
  Sale of securities                   $    489,319   $  2,740,796
  Purchase of securities                 (2,084,688 )   (3,119,640)
  Maturity and paydowns                   1,232,000        692,267
  (Increase) in loans, net              (13,548,681)   (12,497,387)
  Purchase of property and equipment       (196,047)       (31,012)
                                           --------         ------
  Net cash used in
  investing activities                 $(14,108,097)   $(12,214,976)
                                         -----------    ----------
Cash flows from financing activities:
 Increase in customer deposits         $ 10,965,197  $ 12,356,210
 Purchase of treasury stock                 (30,000)           --
Payment of cash dividends                   (98,958)      (63,615)
 Decrease in lease obligations              (15,186)      (39,138)
                                             ------       -------
  Net cash provided
   from financing activities            $ 10,821,053   $ 12,253,457

Net increase in
  cash and cash equivalents             $ (2,645,712)  $    796,441
Cash and cash equivalents,
  beginning of period                      6,112,819      3,304,059
                                           ---------      ---------
Cash and cash equivalents,
  end of period                          $ 3,467,107    $ 4,100,500
                                          ---------      ---------
                                          ---------      ---------



Refer to notes to the consolidated financial statements.

COMMUNITY NATIONAL BANCORPORATION
ASHBURN, GEORGIA
Notes to financial statements (Unaudited)
September 30, 1997

Note 1 - Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. For further information, refer to the financial statements and footnotes included in the Company's annual report on Form 10-KSB for the year ended December 31, 1996.


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

Stock Split. During the three-month period ended September 30, 1997, the Board of Directors approved a three-for-one stock split and a change in par value of its capital stock from $5.00 per share to no par value. Income per share data for all previous periods presented was adjusted to reflect the stock split.

COMMUNITY NATIONAL BANCORPORATION
ASHBURN, GEORGIA
Notes to financial statements (Unaudited)
September 30, 1997

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

Loans are generally placed on non-accrual status when principal or interest becomes ninety days past due, or when payment in full is not anticipated. When a loan is placed on non-accrual status,interest accrued but not received is generally reversed against interest income. If collectibility is in doubt, cash receipts on non-accrual loans are not recorded as interest income, but are used to reduce principal.


COMMUNITY NATIONAL BANCORPORATION
ASHBURN, GEORGIA
Notes to financial statements (Unaudited)
September 30, 1997


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

COMMUNITY NATIONAL BANCORPORATION
ASHBURN, GEORGIA
Notes to financial statements (Unaudited)
September 30, 1997


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

Earnings Per Share. The weighted average number of shares outstanding as well as all of the common stock equivalents must be considered for purposes of computing earnings per share. Common stock equivalents are securities that enable their holders to obtain additional shares of common stock. Options and warrants are common stock equivalents. They are used in the computation of earnings per share only if, upon exercise, they dilute earnings per share by 3% or more. To compute earnings per share, adjusted net income is divided by the sum of weighted average shares of common stock outstanding and of common stock equivalents. As of September 30, 1997 and 1996, common stock equivalents amounted to 1,232,163 and 1,211,124, respectively.

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

On August 6, 1990 the subsidiary Bank was capitalized with a $3.3 million injection from the Company. By September 30, 1997, the Bank's capital had increased to $6.9 million through retained earnings. This level of capitalization, as measured by the Bank's primary regulator, the OCC, is adequate based on the following capital ratios and guidelines.

                            Bank's        Minimum required
                      September 30, 1997    by regulator

Leverage ratio                7.6%              4.0%
Risk weighted ratio          11.1%              8.0%

Total assets increased by $11.3 million to $88.6 million during the nine-month period ended September 30, 1997. The increase was generated from higher deposits and profits. The additional funds that were generated through growth were utilized primarily to expand the loan portfolio.

Liquidity is the Company's ability to meet all deposit withdrawals immediately, while also providing for the credit needs of customers. The September 30, 1997 financial statements evidence a satisfactory liquidity position as total cash and cash equivalents amounted to $3.5 million, representing 3.9% of total assets. Investment securities amounted to $7.9 million, representing 8.9% of total assets; these securities provide a secondary source of liquidity since they can be converted into cash in a timely manner. The subsidiary Bank is a member of the Federal Reserve System and is maintaining relationships with several correspondent banks and, thus, could obtain funds on short notice. The Company's management closely monitors and maintains appropriate levels of interest earning assets and interest bearing liabilities, so that maturities of assets are such that adequate funds are provided to meet customer withdrawals and loan demand. There are no trends, demands, commitments, events or uncertainties that will result in or are reasonably likely to result in the Company's liquidity increasing or decreasing in any material way.

Results of Operations

Net income for the nine months ended September 30, 1997 amounted to $796,100 or $.65 per share. This compares favorably with net income of $728,207 or $.60 per share attained during the same nine-month period one year earlier. The primary reasons for the increase in net income from 1996 to 1997 are as follows:

a. Earning assets have increased from $72.7 million at September 30, 1996 to $83.6 million at September 30, 1997. As a consequence, net interest income, which represents the difference between interest received on interest earning assets and interest paid on interest bearing liabilities, has increased from $2,698,939 to $3,155,066 for the same period one year later, representing an increase of $456,127, or 16.9%.

b. Operating expenses have increased from $1,496,967 for the nine-month period ended September 30, 1996 to $1,559,703 for the nine-month period ended September 30, 1997. However, despite the above increase operating expenses as a percent of total assets declined from 2.57% to 2.35%. The decline is attributed to attainment of economies of scale.

c. Other income increased from $364,740 for the nine-month period ended September 30, 1996 to $381,237 for the nine-month period ended September 30, 1997. The above increase of $16,497 represents a 4.5% improvement. This increase is primarily due to increased activity in transactional accounts due to a higher deposit base.

Note that the provision for loan losses increased from $317,000 to $489,300 for the nine-month periods ended September 30, 1996 and 1997. The above increase was due to higher loan balances.

For the three-month periods ended September 30, 1997 and 1996, net income amounted to $273,576 and $238,187, respectively. On a per share basis, net income amounted to $.22 and $.20 for the three-month periods ended September 30, 1997 and 1996, respectively. An increase in net income for the three-month periods ended September 30, 1997 as compared to 1996 was attained due to a higher net interest income which was sufficient to support higher provisions for both loan losses and taxes.

At September 30, 1997, the allowance for loan losses amounted to $1,524,837, or 2.03% of gross loans. At December 31, 1996, the allowance amounted to $1,200,398, or 1.94% of gross loans. Management considers the allowance for loan losses to be adequate and sufficient to absorb possible future losses; however, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses or that additional provisions to the allowance will not be required.

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

COMMUNITY NATIONAL BANCORPORATION, INC.
(Registrant)

Date: November 11, 1997

BY:  /s/ Theron G. Reed
     President and Chief Executive
     Officer
     (Principal Executive, Financial and
     Accounting Officer)