Form 10KSB
period 1997-12-31
COMMUNITY NATIONAL BANCORPORATION
filed 1998-03-31
CIK 855386

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-KSB
----------------------------------------

Annual Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934
For the Fiscal Year Ended December 31, 1997
---------------------------------------------
Commission File Number 33-31013-A

COMMUNITY NATIONAL BANCORPORATION
A Georgia Corporation

(IRS Employer Identification No. 58-1856963)
561 East Washington Avenue-Box 2619
Ashburn, Georgia 31714-2619
(912) 567-9686
--------------
Securities Registered Pursuant to Section 12(b)
of the Securities Exchange Act of 1934:
---------------------------------------
     None

Securities Registered Pursuant to Section 12(g)
of the Securities Exchange Act of 1934:
----------------------------------------
     None

Check whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                       Yes X     No

Indicate by a check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-KSB or any amendment to this Form 10-KSB. [X]

The Registrant's revenues for the fiscal year ended December 31, 1997 were $8,805,723

The aggregate market value of the Common Stock of the Registrant held by nonaffiliates of the Registrant on March 1, 1998, was $6,549,830. As of such date, no organized trading market existed for the Common Stock of the Registrant. The aggregate market value of the Common Stock of the Registrant held by nonaffiliates was computed by reference to the estimated fair market value of the Company's Common Stock as of March 1, 1998 (i.e., $10.00 per share). The estimated fair market value was determined based upon isolated purchase/sale transactions which occurred with respect to the Company's Common
Stock during fiscal year 1997.   For the purposes of this response,
directors, executive officers and holders of 5% or more of the Registrant's Common Stock are considered the affiliates of the Registrant at that date.

The number of shares outstanding of the Registrant's Common Stock as of March 1, 1998: 1,054,251 shares of no par value Common Stock.

Transitional Small Business Disclosure Format:
Yes      No X

DOCUMENTS INCORPORATED BY REFERENCE
-----------------------------------
     None

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

Item 1.  Description of Business.

     A.  Business Development.

         Community National Bancorporation (hereinafter the "Company" or the "Registrant") was incorporated as a Georgia corporation on August 18, 1989, for the purpose of becoming a bank holding company owning 100% of the outstanding stock of Community National Bank (the "Bank"), a national banking association chartered under the laws of the United States. The Company received approval to become a bank holding company from the Federal Reserve Bank of Atlanta on February 16, 1990, and from the Georgia Department of Banking and Finance (the "Georgia Department") on February 19, 1990. On December 14, 1990, the Company completed a public offering of its common stock pursuant to which it raised $3,520,010 from the sale of 352,001 shares of its common stock at $10.00 per share. The Company used substantially all of the proceeds of its public offering to purchase shares of capital stock of the Bank. The Bank received its permit to begin business from the Office of the Comptroller of the Currency (the "OCC") on August 6, 1990 and commenced business as a commercial bank on August 6, 1990. Since that date, the Bank has engaged in a general commercial banking business, emphasizing the banking needs of individuals, and small to medium-sized business and agricultural enterprises in its primary service area. On April 3, 1992, the Bank acquired $11.3 million of deposits from the Resolution Trust Corporation as receiver for First Federal Savings Bank, Ashburn, Georgia. On October 9, 1997, the board of directors of the Company authorized a three-for-one stock split for all shares outstanding as of October 6, 1997. In connection with the stock split, the Company amended its Articles of Incorporation, changing the par value of its Common Stock from $5.00 to no par.

         On September 4, 1997, the Bank received approval to open a branch in Cordele, Crisp County, Georgia, which branch was opened for business on October 29, 1997. On November 20, 1997, the Bank received approval to open an additional branch in Ashburn, Turner County, which branch is expected to open for business in the third quarter of 1998.

         Effective December 27, 1997, the Company entered into a Bank Development Agreement with a group of businessmen from in and around Camden County, Georgia (the "Camden Organizers"). Under the terms of the Bank Development Agreement, the Company and the Camden Organizers agreed to develop and capitalized a branch of the Bank in St. Marys, Camden County. Pursuant to the Bank Development Agreement, the Bank applied and obtained, on March 9, 1998, approval for the opening of a branch in St. Marys and has purchased, on March 26, 1998, for $241,074, two parcels of land, 11 acres in the aggregate, in St. Marys on which it intends to construct the branch building. On December 27, 1997, the Company also entered into an Employment Agreement with Rowland T. Eskridge, Sr., one of the Camden Organizers, under which Mr. Eskridge will serve as Vice President of Business Development for the Bank and perform various other duties. The Company, the Bank and the Camden Organizers have agreed to capitalize the St. Marys branch by means of the proceeds of a public offering (the "Proposed Offering") by the Company of up to 400,000 shares of its common stock at $10 per share. To effect the Proposed Offering the Company intends to file a Registration Statement on SEC Form SB-2 on or about April 20, 1998.

         Effective March 24, 1998, T. Brinson Brock, Sr. was elected President and Chief Executive Officer of the Bank replacing Theron G. Reed, who continues to serve as President of the Company. In connection with the change in Mr. Reed's duties, at his request, Mr. Reed had ceased being employed on a full-time basis by the Bank and the Company and will render services to the Company on a part-time, as needed basis, at a compensation level to be determined before the effective date of the Proposed Offering.

     B.  Business.

         1.  Services Offered by the Bank.

         The Bank conducts a commercial banking business serving Turner and Crisp Counties, Georgia. The Bank offers a full range of deposit services that are typically available in most banks and savings and loan associations, including checking accounts, NOW accounts, savings accounts and other deposits of various types, ranging from daily money market accounts to longer-term certificates of deposit. It also offers retirement accounts such as IRA's (Individual Retirement Accounts).

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

         The Bank offers these services from its main office, located on approximately 3.3 acres between Hudson Avenue and Washington Street, Ashburn, Turner County, Georgia, in a 9,500 square foot building constructed in 1991-1992, as well as through a branch occupying 540 square feet of leased space within the Wal-Mart discount store in Cordele, Crisp County, Georgia. As appropriate space becomes available, the Bank intends to conduct a commercial banking business from the two additional branches: in Ashburn, Turner County, and St. Marys, Camden County, Georgia.

         2.  Market Area and Competition.

         The Bank's primary service area includes all of Turner and Crisp County, Georgia. The Bank also extends credit to qualified borrowers in the contiguous counties of Tift, Crisp and Worth. Pending the successful completion of the Proposed Offering and construction of a branch in St. Marys, the Bank will also service Camden County, Georgia. Turner County is located approximately 80 miles north of the Georgia-Florida state line, 165 miles south of Atlanta, 38 miles east of Albany, and 180 miles west of Savannah.
The county is comprised of the cities of Ashburn, which is the county seat, Sycamore and Rebecca and covers an area of 293 square miles.
In 1990, the population of Turner County was 10,498, representing a 10% growth from 1980. Assuming that this rate of growth continues in the 1990's, by the year 2000, the population of Turner County is expected to surpass 11,400.

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

         During 1997, there was one other bank in Turner County.
Management estimates that as of December 31, 1997, deposits in the county totaled $155 million, with the Bank having approximately 52% of such deposits.

         Crisp County is located contiguous to Turner County on the northwest border. Although slightly smaller in total area, Crisp County's population is nearly twice that of Turner County according to the 1990 Census. However, the County's growth rate was 2.7% between 1980 and 1990 compared to a statewide average of 13.2%. Retail trade is the largest employment sector in the County, providing 25% of the jobs and 17% of employment earnings. Service employment is also important to the County's economy, providing 17% of the jobs and 15% of employment earnings. Between 1990 and 1994, Crisp County's unemployment rate was 7.4% compared to 5.7% for the state's average. The County's per capita income for 1992 was $14,850 compared to $18,549 for the state as a whole. Crisp County had 512 reported business establishments in 1992 and showed no percentage change over the previous five years. Cordele Uniform, Masonite Corporation and Serco Company are among the largest non-governmental employers in the County.

         Arabi and Cordele are the only two incorporated municipalities in the County. The County is the gateway to the Presidential Pathways Travel Region with many attractions within easy driving distance of Cordele, including the home of Jimmy Carter, the Little Grand Canyon and the Andersonville Confederate Prison site. Crisp County is one of the few areas in the nation designated as an Enterprise Community/Enterprise Zone.

         During 1997 there were three other banks in Crisp County. Management estimates that as of December 31, 1997, deposits in the County totaled $229 million, with the branch having less than 1% of such deposits.

         Camden County is bordered on the south by the Florida state line and on the east by the Atlantic Ocean and Barrier Islands. In total, Camden County encompasses 630 square miles. The City of St. Marys is located seven miles east of Interstate 95 on highway 40 extending east to the Atlantic Coast. The economy of this picturesque southern stretch of Camden County relies heavily on its ocean access, ports and natural resources. In 1979, Kings Bay, at St. Marys was selected as the location of the United States Navy's East Coast Trident submarine base. The base at Kings Bay supports two of the Navy's most vital weapons systems, the Submarine Launched Ballistic Missile System: Trident and Ohio Class submarines. The base began operations in 1989 and will include a tenth submarine later in 1998. In addition to the naval facility, paper, seafood, manufacturing and retail activities contribute to the local economy. Tourism continues to play a vital part in the local economy, due largely to the historic nature of St. Marys and Cumberland Island.
As of 1996, Camden County had a population of 48,903 which represents an annual growth rate of 7.4% from the 1993 population of 34,200.
The unemployment rate for Camden County, as of March 1997, was 4.7% which is .1% higher than the state average. Presently there are 5 banks in Camden County. Management estimates that there are a total of $142 million in total deposits in the county.

         In all three counties, the Bank competes and will compete as a financial intermediary with other commercial banks, savings and loan associations, credit unions, mortgage banking companies, consumer finance companies, securities brokerage firms, insurance companies, money market mutual funds, and other financial institutions. Competition is likely to increase due to trends in federal interstate banking laws and state laws. Many of the financial institutions operating in Georgia have substantially greater financial resources and offer certain services, such as trust services, that the Bank does not expect to provide in the near future. By virtue of the greater total capitalization of such institutions, they have substantially higher lending limits than the Bank and substantial advertising and promotional budgets. To compete, the Bank relies on specialized services, responsive handling of customer needs and personal contacts by officers, directors and staff.

         3. Distribution of Assets, Liabilities and Shareholders' Equity; Interest Rates and Interest Differential.

         The following is a presentation of the average consolidated balance sheet of the Company for the year ended December 31, 1997 and for the year ended December 31, 1996. This presentation includes all major categories of interest-earning assets and interest-bearing liabilities:

                AVERAGE CONSOLIDATED ASSETS

                                   Year Ended           Year Ended
                                December 31, 1997   December 31, 1996
                                -----------------   -----------------

Cash and due from banks$          $ 1,719,415         $ 1,604,841
                                                      -----------
Interest bearing bank balances         93,500             100,000
Taxable securities                  6,041,608           6,036,267
Non-taxable securities              1,553,045           1,907,004
Federal funds sold                  2,753,055           2,919,809
Net Loans                          69,756,028          58,336,667
                                  -----------         -----------
Total earning assets               80,197,236          68,299,747
Other assets                        2,818,044           2,821,843
                                  -----------         -----------
Total assets                      $84,734,695         $72,726,431
                                  -----------         -----------
                                  -----------         -----------

                       AVERAGE CONSOLIDATED
                LIABILITIES AND STOCKHOLDERS' EQUITY

                                   Year Ended           Year Ended
                                December 31, 1997   December 31, 1996
                                -----------------   -----------------

Non interest bearing-deposits     $ 4,855,539         $ 3,963,860
NOW and money market deposits      11,338,648           9,598,235
Savings Deposits                    1,291,136           1,153,608
Time Deposits                      59,828,302          51,272,040
Borrowings (lease)                      2,241              41,116
Federal funds purchased                12,918              38,094
Other Liabilities                     709,486             827,295
                                  -----------         -----------
Total liabilities                  78,038,270          66,894,248
                                                      -----------
Common Stock                        3,479,988           3,479,988
Treasury Stock                         (8,850)                ---
Retained earnings                   3,236,509           2,344,493
Unrealized gain/loss securities       (11,222)              7,702
                                  -----------         -----------
Total stockholders' equity          6,696,425           5,832,183
                                  -----------         -----------
Total liabilities and
 stockholders' equity             $84,734,695         $72,726,431
                                  -----------         -----------
                                  -----------         -----------

        The following is a presentation of an analysis of the net interest earnings of the Company for the periods indicated with respect to each major category of interest-earning asset and each major category of interest-bearing liability. The Yield/Rate was computed on a tax equivalent basis.

                         Year Ended December 31, 1997
                                                              Average
                               Average                         Yield/
Assets                          Amount         Interest         Rate

Interest bearing
  bank balances              $    93,500       $    5,352       5.72%
Taxable securities             6,041,608          379,696       6.28%
Non-taxable securities         1,553,045           73,229       7.14%
Federal funds sold             2,753,055          144,290       5.24%
Net loans                     69,756,028(1)     7,698,998(2)   11.04%
                             -----------       ----------      ------
Total earning assets         $80,197,236       $8,301,565      10.35%
                             -----------       ----------      ------
                             -----------       ----------      ------
Liabilities

NOW and money market
  deposits                   $11,338,648       $  365,167       3.22%
Savings deposits               1,291,136           41,575       3.22%
Time deposits                 59,828,302        3,557,982       5.95%
Borrowings (lease)                 2,241              226      10.08%
Federal funds purchased           12,918              679       5.26%
                             -----------       ----------      ------
Total interest bearing
  liabilities                $72,473,245       $3,965,629       5.47%
                             -----------       ----------      ------
                             -----------       ----------      ------
Interest spread                                                 4.88%
                                                               ------
                                                               ------
Net interest income                           $4,335,936
                                              ----------
                                              ----------
Net yield on interest earning assets                            5.41%
                                                               ------
                                                               ------
---------------------------------------------------------------------

(1) Net loans include $16,600 in loans that were placed on non-accrual status. The Company would have earned an additional $930 had these loans accrued interest throughout 1997.

(2) Interest earned on net loans includes $403,340 in loan fees and service fees.

                         Year Ended December 31, 1996
                                                              Average
                               Average                         Yield/
Assets                          Amount         Interest         Rate

Interest bearing
  bank balances              $   100,000       $    4,647       4.65%
Taxable securities             5,036,267          307,330       6.10%
Non-taxable securities         1,907,004           87,913       6.98%
Federal funds sold             2,919,809          147,314       5.05%
Net loans                     58,336,667(1)     6,536,735(2)   11.21%
                             -----------        ---------      ------
Total earning assets         $68,299,747       $7,083,939      10.37%
                             -----------        ---------      ------
                             -----------        ---------      ------
Liabilities

NOW and money market
  deposits                   $ 9,598,235       $  309,347       3.22%
Savings deposits               1,153,608           39,379       3.41%
Time deposits                 51,272,040        3,087,551       6.02%
Borrowings (lease)                41,116            5,132      12.48%
Federal funds purchased           38,094            1,939       5.09%
                             -----------        ---------      ------
Total interest bearing
  liabilities                $62,103,093       $3,443,348       5.54%
                             -----------        ---------      ------
                             -----------        ---------      ------
Interest spread                                                 4.83%
                                                               ------
                                                               ------
Net interest income                            $3,640,591
                                               ----------
                                               ----------
Net yield on interest earning assets                            5.33%
                                                               ------
                                                               ------
---------------------------------------------------------------------
(1) Net loans include $93,505 in loans that were placed on non-accrual status. The Company would have earned an additional $6,400 had these loans accrued interest throughout 1996.

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

                   Year Ended December 31, 1997
             Compared with Year Ended December 31, 1996
             ------------------------------------------
                  Increase (decrease) due to:

Interest earned on:             Volume       Rate         Total

Interest bearing bank
  balances                    $    (277)  $      982   $       705
Taxable securities               63,047        9,319        72,366
Non-taxable securities          (16,753)       2,069       (14,684)
Federal funds sold               (8,864)       5,840        (3,024)
Net loans                     1,259,867      (97,604)    1,162,263
                             ----------    ---------    ----------
Total Interest Income        $1,297,020    $ (79,394)   $1,217,626
                             ----------    ---------    ----------
                             ----------    ---------    ----------
Interest paid on:

NOW and money market
  deposits                   $   55,820    $     ---    $   55,820
Savings deposits                  4,123       (1,927)        2,196
Time deposits                   505,664      (35,233)      470,431
Borrowings                       (4,077)        (829)       (4,906)
Federal funds
  purchased                      (1,327)          67        (1,260)
                             ----------    ---------    ----------
Total Interest Expense       $ 560,203     $ (37,922)    $ 522,281
                             ----------    ---------    ----------
                             ----------    ---------    ----------
Change in net
  interest income            $ 736,817     $ (41,472)    $ 695,345
                             ----------    ---------    ----------
                             ----------    ---------    ----------


                   Year Ended December 31, 1996
             Compared with Year Ended December 31, 1995
             ------------------------------------------
                    Increase (decrease) due to:

Interest earned on:               Volume       Rate         Total

Interest bearing bank
  balances                      $     ---   $    (850)   $    (850)
Taxable securities               (112,289)    (11,397)    (123,686)
Non-taxable securities             (3,335)        ---       (3,335)
Federal funds sold                 70,043      (5,330)      64,713
Net loans                         999,465     (53,570)     945,895
                                 --------     --------    --------
Total Interest Income           $ 953,884   $ (71,147)    $882,737
                                 --------     --------    --------
                                 --------     --------    --------
Interest paid on:

NOW and money market
  deposits                      $(14,657)    $3,037       $(11,620)
Savings deposits                  (4,067)     2,802         (1,265)
Time deposits                    491,751      8,649        500,400
Borrowings                        (7,821)     5,302         (2,519)
Federal funds purchased          (15,639)    (3,206)       (18,845)
                                 --------     --------    --------
Total Interest Expense          $ 49,567    $16,584       $466,151
                                 --------     --------    --------
Change in net
  interest income               $504,317   ($87,731)      $416,586
                                 --------     --------    --------
                                 --------     --------    --------


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

                                      Year Ended December 31, 1997
Deposit Category                   Average Amount  Average Rate Paid

Non interest bearing
  demand deposits                    $ 4,855,539           N/A
NOW and money market deposits        $11,338,648          3.22%
Savings deposits                     $ 1,291,136          3.22%
Time deposits                        $59,828,302          5.95%


                                      Year Ended December 31, 1996
Deposit Category                   Average Amount  Average Rate Paid

Non interest bearing
  demand deposits                    $ 3,963,860           N/A
NOW and money market deposits        $ 9,598,235          3.22%
Savings deposits                     $ 1,153,608          3.41%
Time deposits                        $51,272,040          6.02%

        The following table indicates amounts outstanding of time certificates of deposit of $100,000 or more and respective maturities at December 31, 1997:

                                    Time Certificates of Deposit

         3 months or less                     $ 4,837,027
         3-6 months                             3,585,632
         6-12 months                            5,583,142
         over twelve months                     1,558,952
            Total                             $15,564,753
                                              -----------
                                              -----------

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

         The following table presents various categories of loans contained in the Bank's loan portfolio as of December 31, 1997 and 1996 and the total amount of all loans for such periods:

                                            As of December 31
Type of Loan                            1997                 1996

Domestic:

Commercial, financial and
  agricultural                      $56,442,799         $43,230,547
Real estate-construction                188,759             202,844
Real estate mortgage                  13,049,306          11,149,943
Installment and other loans
  to individuals                      7,676,118           7,146,751
                                     ----------          ----------
    Subtotal                                             61,760,085
Allowance for loan losses            (1,565,923)         (1,200,398)
                                    -----------          ----------
    Total (net of allowance)        $75,791,059         $60,529,687
                                    -----------         -----------
                                    -----------         -----------

      The following is a presentation of an analysis of maturities of loans as of December 31, 1997 (in thousands):

                         Due in 1     Due In 1    Due After
Type of Loan            Year or Less  To 5 Years   5 Years   Total

Commercial, financial
  and agricultural        $31,439      $24,261    $ 743      $56,443
Real estate-construction      189          ---      ---          189
                          -------      -------    -----      -------
Total                     $31,628      $24,261    $ 743      $56,632
                          -------      -------    -----      -------
                          -------      -------    -----      -------

         Experience of the Company has shown that some receivables will be paid prior to contractual maturity and others will be converted, extended or renewed. Therefore, the tabulation of contractual payments should not be regarded as a forecast of future cash collections.

         The following is a presentation of an analysis of sensitivity of loans, excluding installment and other loans to individuals, to changes in interest rates as of December 31, 1997
(in thousands):

                         Due in 1     Due In 1    Due After
Type of Loan            Year or Less  To 5 Years   5 Years   Total

Fixed rate loans          $10,585      $ 9,316      $ 743    $20,644
Variable rate loans        21,043       14,645        ---     35,988
Total                     $31,628      $24,261      $ 743     56,632
                          -------      -------      -----    -------
                          -------      -------      -----    -------

        The following table presents information regarding nonaccrual, past due and restructured loans as of December 31, 1997 and 1996 (dollars in thousands):

                                               As of December 31
                                             1997             1996
Loans accounted for on a
 non-accrual basis:

         Number:                                2                3
         Amount:                             $ 17             $ 94

Accruing loans which are contractually
past due 90 days or more as to principal and interest payments:

         Number:                                 1               2
         Amount:                              $ 46            $ 11

Loans which were renegotiated to provide a reduction or deferral of interest or principal because of deterioration in the financial position of the borrower:

         Number:                                 0               2
         Amount:                              $  0            $  0

Loans now current but for which there
are serious doubts as to the borrower's
ability to comply with existing terms:

         Number:                                 0               4
         Amount:                              $  0            $127


         As of December 31, 1997, there are no loans classified for regulatory purposes as doubtful, substandard or special mention that have not been disclosed in the above table, which (i) represent or result from trends or uncertainties which management reasonably expects will materially impact future operating results, liquidity, or capital resources, or (ii) represent material credits about which management is aware of any information which causes management to have serious doubts as to the ability of such borrowers to comply with the loan repayment terms.

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

         At December 31, 1997, with the exception of the two non-accruing loans reported above, all loans were accruing interest.
There are no other loans which are not disclosed above where known information about possible credit problems of borrowers causes management to have serious doubts as to the ability of such borrowers to comply with the loan repayment terms.

         7.  Summary of Loan Loss Experience.

         An analysis of the Bank's loss experience is furnished in the following table for the years ended December 31, 1997 and 1996, as well as a breakdown of the allowance for possible loan losses (in thousands):

         Year Ended December 31               1997           1996

Balance at beginning of period              $1,200         $  923
Charge-offs                                   (476)          (229)
Recoveries                                     107             33
Provision charged to Operations                735            473
                                            ------          ------
Balance at end of period                     1,566         $ 1,200
                                            ------          ------
                                            ------          ------
Ratio of allowance for loan losses to total
  loans outstanding during the period        2.02%           1.94%
                                            ------          ------
                                            ------          ------
Net charge-offs to average loans              .53%            .32%
                                            ------          ------
                                            ------          ------

        As of December 31, 1997, the allowance for possible losses was allocated as follows:

                                                Percent of Loans
                                                    in Each
Loans                                Amount     Category to Total

Commercial, financial and
  agricultural                    $1,185,000          73.0%
Real estate-Construction               6,000            .2%
Real estate-Mortgage                 223,000          16.9%
Installment and other loans
  to individuals                     142,000           9.9%
Unallocated                            9,923           N/A
                                   ---------         ------
    Total                         $1,565,923         100.0%
                                   ---------         ------
                                   ---------         ------

         8.  Loan Loss Reserve.

         In considering the adequacy of the Company's allowance for possible loan losses, management has focused on the fact that as of December 31, 1997, 73.0% of outstanding loans were in the category of commercial, financial and agricultural, loans. These loans are generally considered by management as having greater risk than other categories of loans in the Company's loan portfolio. However, 92.3% of the outstanding loans in this category at December 31, 1997, were made on a secured basis, such collateral consisting primarily of improved farmland real estate and equipment. Management believes that the secured condition of the preponderant portion of its commercial, financial and agricultural loan portfolio greatly reduces any risk of loss inherently present in these loans.

         The Company's consumer loan portfolio is also secured. At December 31, 1997, the majority of the Company's consumer loans were secured by collateral primarily consisting of automobiles, boats and second mortgages on real estate. Management believes that these loans involve less risk than other categories of loans.

         Real estate mortgage loans constitute 16.9% of outstanding loans. Management considers these loans to have minimal risk due to the fact that these loans represent conventional residential real estate mortgages where the amount of the original loan does not exceed 80% of the appraised value of the collateral.

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

         9.  Investments.

         As of December 31, 1997, the securities portfolio comprised approximately 7.7% of the Company's assets, while loans comprised approximately 82.7% of the Company's assets. The Bank invests primarily in obligations of the United States or obligations guaranteed as to principal and interest by the United States, other taxable securities and in certain obligations of states and municipalities. In addition, the Bank enters into Federal Funds transactions with its principal correspondent banks, and acts as a net seller of such funds. The sale of Federal Funds amounts to a short-term loan from the Bank to another bank.

        The following table presents, for the years ended December 31, 1997 and 1996, the approximate market value of the Company's investments, classified by category and by whether they are considered available-for-sale or held-to-maturity (in thousands):

Investment Category
                                              December 31,
Available-for-Sale:                     1997               1996

Obligations of U.S. Treasury
  and other U.S. Agencies             $5,480,504       $5,465,945
State, Municipal and County
  Securities                           1,187,667        1,734,904
Mortgage-Backed Securities                19,388              ---
Federal Reserve Bank Stock                99,000           99,000
Federal Home Loan Bank Stock             231,400          201,000
Other Securities                          60,000          100,000
                                      ----------        ---------
    Total                             $7,077,909       $7,600,849
                                      ----------       ----------
                                      ----------       ----------
Held-to-Maturity:

         As of December 31, 1997 and 1996, there were no securities categorized as held-to-maturity.

         The following table indicates, for the year ended December 31, 1997, the amount of investments, appropriately classified, due in (i) one year or less, (ii) one to five years, (iii) five to ten years, and (iv) over ten years.

Investment Category
                                                        Average
Available-for-Sale:                        Amount    Weighted Yield
Obligations of U.S. Treasury
and other U.S. Agencies
  0 to 1 year                            $  500,150       5.61%
  Over 1 through 5 years                  4,980,354       6.16%

State, Municipal and County Securities
  0 to 1 year                               625,536       7.11%
  Over 1 through 5 years                    453,567       7.75%
  Over 5 through 10 years                   108,564       8.94%

Mortgage backed Securities
 0 to 1 year                                 19,338       6.11%

Other Securities
  0 to 1 year                                60,000       5.73%
  No maturity                               330,400       6.00%
                                         ----------       -----
Total                                    $7,077,909       6.34%
                                         ----------       -----
                                         ----------       -----

Held-to-Maturity:

         As of December 31, 1997, there were no securities categorized as held-to-maturity.

         10.  Return on Equity and Assets.

         Returns on average consolidated assets and average consolidated equity for the year ended December 31, 1997 and 1996 are as follows:

                                          1997          1996

Return on average assets                  1.23%         1.30%
Return on average equity                 15.56%        16.16%
Equity to assets ratio                    7.90%         8.02%
Dividend payout ratio                     9.50%         6.75%


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

         12.  Employees.

         As of March 24, 1998, the Bank employed 34 full-time equivalent employees, including 2 officers. The Bank will hire additional persons as needed, including additional tellers and financial service representatives. Management of the Bank believes that its employee relations are good. There are no collective bargaining agreements covering any of the Bank's employees.

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

         As of December 31, 1997, the Company maintained a total risk-based capital ratio and "Tier 1" ratio of 11.0% and 9.7%, respectively. See also the discussion under "Capital Adequacy" in
Item 6 below.

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

         In response to the directive issued under the Act, the regulators have adopted regulations which, among other things, prescribe the capital thresholds for each of the five capital categories established under the Act. The following table reflects these capital thresholds:

                                Total Risk    Tier 1 Risk    Tier 1
                              Based Capital  Based Capital  Leverage
                                  Ratio          Ratio        Ratio

Well capitalized(1)                10%           6%            5%
Adequately capitalized(1)           8%           4%            4%(2)
Undercapitalized(3)               < 8%         < 4%          < 4%
Significantly undercapitalized(3) < 6%         < 3%          < 3%
Critically undercapitalized                                  < 2%
--------------------------------------------------------------------
(1)  An institution must meet all three minimums.
(2) 3% for composite 1-rated institutions, subject to appropriate federal banking agency guidelines.
(3) An institution falls into this category if it is below the specified capital level for any of the three capital measures.

         As a national bank, the Bank is subject to examination and review by the OCC. This examination is typically completed on-site at least annually and is subject to off-site review as well. The Bank submits to the OCC quarterly reports of condition, as well as such additional reports as may be required by the national banking laws.

         As a bank holding company, the Company is required to file with the Federal Reserve Board and the Georgia Department an annual report of its operations at the end of each fiscal year and such additional information as the Federal Reserve Board may require pursuant to the Act. The Federal Reserve Board may also make examinations of the Company and each of its subsidiaries.

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

         The Bank purchased, on March 26, 1998, two parcels of land, 11 acres in the aggregate, in St. Marys for $241,074, where it intends to build a banking facility for its proposed Camden County branch. The Bank leases, at the rent of $2,083 per month, 540 square feet at the Wal-Mart store in Cordele, Crisp County, where it operates its Crisp County Branch. The lease expires on September 19, 2002.

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

                             PART II

Item 5.  Market for Common Equity and Related Stockholder Matters.

         The Registrant's articles of incorporation authorize it to issue up to 10,000,000 shares of common stock, no par value per share. As of March 1, 1998, 1,054,251 shares of the Registrant's common stock were issued and outstanding to 458 holders of record.

        There is no established public trading market in the stock. The Registrant sold 352,001 shares of its common stock at a price of $10.00 per share in its initial public offering which terminated on
December 14, 1990.   The Registrant is aware of isolated
transactions which have occurred since the conclusion of its initial offering; during the year ended December 31, 1997, 5,562 shares were transferred in private sales, with per share prices ranging from $18-$20. The Company redeemed 2000 shares to be held as treasury stock, at a per share price of $20.*
----------------------------------
* Share numbers and share prices referred to in this paragraph do not reflect the October 1997 three-for-one stock split.

         During the first quarter of 1997 the Company declared and paid a dividend of $98,957, i.e., $.0933 per share. During the first quarter of 1996, the Company declared and paid a dividend of $63,615, i.e., $.06 per share. The declaration of future dividends is within the discretion of the Board of Directors and will depend, among other things, upon business conditions, earnings, the financial condition of the Bank and the Company, and regulatory requirements.

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

Results of Operations

Year Ended December 31, 1997  Compared to Year Ended December 31,
1996

         For the years ended December 31, 1997 and 1996, net income amounted to $1,041,943 and $942,558 respectively. For 1997, basic and diluted income per share of common stock was $.98 and $.81, respectively; for 1996, basic and diluted income per share of common stock amounted to $.89 and $.76, respectively. Note that during 1997 and 1996, the outstanding warrants and stock options were dilutive (i.e., upon exercise, they diluted earnings per share by more than 3.0%), thus necessitating the disclosure of basic and diluted income per share. Net income in 1997 increased by $99,385 primarily due to the following reasons:

         a. Average earning assets for the year ended December 31, 1997 increased from $68.3 million to $80.2 million, representing an increase of $11.9 million, or 17.4%. Below are various components of average earning assets for the periods indicated:

                                       December 31,
                                     1997         1996
                                         (in 000's)
Federal funds sold                 $ 2,753      $ 2,920
Securities                           7,688        7,043
Net loans                           69,756       58,337
                                   -------      -------
  Total average earning assets     $80,197      $68,300
                                   -------      -------
                                   -------      -------

         b. As a consequence of the increase in average earning assets, the net interest income also increased from $3,640,591 for the year ended December 31, 1996 to $4,335,936 for the year ended December 31, 1997. Below are various components of interest income and expense, as well as their yield/costs for the periods indicated:

Years Ended:          December 31, 1997          December 31, 1996
                          Interest                   Interest

                      Income        Yield       Income        Yield
                      /Expense      /Cost       /Expense      /Cost
Interest income:

Federal funds sold    $  144,290     5.24%     $  147,314    5.05%
Securities               458,277     5.96         399,890    6.32
Loans                  7,698,998    11.04       6,536,735   11.21
                      ----------    ------     ----------   -----
  Total               $8,301,565    10.35%     $7,083,939   10.37%
                      ----------    ------     ----------   -----
                      ----------    ------     ----------   -----
Interest expense:

NOW and money
 market deposit       $  365,167     3.22%     $  309,347     3.22%
Savings Deposits          41,575     3.22          39,379     3.41
Time Deposits          3,557,982     5.95       3,087,551     6.00
Borrowings                   905     5.97           7,071     6.02
                      ----------    ------     ----------    -----
  Total               $3,965,629     5.47      $3,443,348     5.54%
                      ----------    ------     ----------    -----
                      ----------    ------     ----------    -----
Net interest income   $4,335,936               $3,640,591
                      ----------               ---------
                      ----------               ---------
Net yield on
 earning assets                      5.41%                    5.33%
                                    ------                   -----
                                    ------                   -----

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

         The Company's net interest income for 1997 was $4,335,936 as compared to $3,640,591 for 1996. Average yields on earning assets were 10.35% and 10.37% for the years ended December 31, 1997 and 1996, respectively. The average costs of funds for 1997 decreased to 5.47% from the 1996 cost of 5.54%. The net interest yield is computed by subtracting interest expense from interest income and dividing the resulting figure by average interest-earning assets. Net interest yields for the years ended December 31, 1997 and 1996 amounted to 5.41% and 5.33%, respectively. The increase in net interest yield is primarily due to the fact that the cost of funds in 1997 has decreased at a faster pace than the increase in the yield on earning assets. Net interest income for 1997 as compared to 1996, increased by $695,345. The increase is due primarily to the growth in average earning assets from $68.3 million in 1996 to $80.2 million in 1997.

Non-Interest Income

         Non-interest income for the years ended December 31, 1997 and 1996, amounted to $504,158 and $464,658, respectively. As a percentage of average assets, non-interest income decreased from
 .64% in 1996 to .59% in 1997. The primary reason for the above decrease is due to the fact that the fee schedule on deposit accounts remained virtually identical in 1997 as compared to 1996.

         The following table summarizes the major components of non-interest income for the periods therein indicated:

                    Non-Interest Income

                                       Year Ended December 31,
                                         1997          1996

Service fees on deposit accounts       $418,012      $375,961
Gain on sale of securities                4,773        (2,811)
Miscellaneous, other                     81,373        91,508
                                       --------      --------
  Total non-interest income            $504,158      $464,658
                                       --------      --------
                                       --------      --------
Non-Interest Expense

         Non-interest expense increased from $2,028,650 during 1996 to $2,227,859 in 1997. As a percent of total average assets, non-interest expense has decreased from 2.79% in 1996 to 2.63% in 1997.
Below are the components of non-interest expense for the years 1997 and 1996.

                    Non-Interest Expense

                                         Year Ended December 31,
                                            1997          1996
Salaries and other personnel benefits   $1,106,062    $  958,720
Data processing charges                    111,377        82,984
Depreciation                               130,746       132,722
Professional Fees                          141,246       139,759
Other expenses                             738,428       714,465
                                         ---------    ----------
   Total non-interest expense           $2,227,859    $2,028,650
                                         ---------    ----------
                                         ---------    ----------

         For the year ended December 31, 1997, the allowance for loan losses increased from $1,200,398 to $1,565,923. The allowance for loan losses as a percent of gross loans increased from 1.94% at
December 31, 1996 to 2.02% at December 31, 1997.   As of December
31, 1997, management considers the allowance for loan losses to be adequate to absorb possible future losses. However, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses or that additional provisions to the allowance will not be required.

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

         Interest rate sensitivity refers to the responsiveness of interest-bearing assets and liabilities to changes in market interest rates. The rate sensitive position, or gap, is the difference in the volume of rate sensitive assets and liabilities, at a given time interval. The general objective of gap management is to manage actively rate sensitive assets and liabilities so as to reduce the impact of interest rate fluctuations on the net interest margin. Management generally attempts to maintain a balance between rate sensitive assets and liabilities as the exposure period is lengthened to minimize the Company's overall interest rate risks. The asset mix of the balance sheet is continually evaluated in terms of several variables: yield, credit quality, appropriate funding sources and liquidity. To effectively manage the liability mix of the balance sheet focuses on expanding the various funding sources. The interest rate sensitivity position at year-end 1997 is presented below. Since all interest rates and yield do not adjust at the same velocity, the gap is only a general indicator of rate sensitivity.

                           After
                           three              After
                           months   After   one year
                             but     six       but
                  Within   within    but     within   After
                  three      six    within    five    five
                  months   months  one year   years   years   Total

EARNING ASSETS

Loans             $32,278 $ 8,332  $ 12,331  $21,758 $ 2,658 $77,357
Securities            519     162       524    5,434     439   7,078
Federal funds
  sold              2,250     ---       ---      ---     ---   2,250
                  -------  ------  ---------  ------ ------- -------
 Total earning
 assets           $35,047  $ 8,494 $ 12,855  $27,192 $ 3,097 $86,685
                  ------- -------  ---------  ------ ------- -------
                  ------- -------  ---------  ------ ------- -------

SUPPORTING SOURCES OF FUNDS

Interest-bearing
  demand deposits
  and savings     $12,301  $   --- $    ---  $   --- $   --- $12,301

Certificates,
  Less than
  $100M           14,289   10,070    19,205     4,923    ---  48,487
Certificates,
  $100M and over   4,837    3,586     5,583   1,559      ---  15,565
                  -------  ------  --------  ------- ------- -------
  Total
  interest-
  bearing
 liabilities     $31,427  $13,656  $ 24,788  $ 6,482 $   --- $76,353
                  ------- -------  --------  ------- ------- -------
                  ------- -------  --------  ------- ------- -------
Interest rate
  Sensitivity
  gap            $ 3,620  $(5,162) $(11,933) $20,710 $ 3,097 $10,332

Cumulative gap     3,620   (1,542)  (13,475)   7,235  10,332  10,332

Interest rate
  sensitivity
  gap ratio         1.12      .62       .52     4.20     N/A    1.14

Cumulative
  interest rate
  sensitivity
  gap ratio         1.12      .97       .81     1.09    1.14    1.14

         As evidenced by the table above, the Company is asset sensitive from zero to three months, liability sensitive from zero to twelve months, and asset sensitive thereafter. In a declining interest rate environment, a liability sensitive position (a gap ratio of less than 1.0) is generally more advantageous since liabilities are repriced sooner than assets. Conversely, in a rising interest rate environment, an asset sensitive position (a gap ratio over 1.0) is generally more advantageous, as earning assets are repriced sooner than liabilities. With respect to the Company, an increase in interest rates would increase income from zero through three months and from one year on; it would reduce income from three months through one year. Conversely, a decline in interest rates would reduce income from zero through three months, and from one year on; it would increase income from three months through one year. This, however, assumes that all other factors affecting income remain constant.

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

         Liquidity represents the ability to provide steady sources of funds for loan commitments and investment activities and to maintain sufficient funds to cover deposit withdrawals and payment of debt and operating obligations. These funds can be obtained by converting assets to cash or by attracting new deposits. The Company's primary source of liquidity comes from its ability to maintain and increase deposits through the Bank. Deposits grew by $13.7 million in 1997. Below are pertinent liquidity balances and ratios for the years ended December 31, 1997 and 1996.

                                         December, 31
                                      1997            1996

Cash and cash equivalents          $5,020,621      $6,112,819
CDS, over $100,000 to total
  deposits ratio                       18.6%           20.1%
Loan to deposit ratio                  90.4%           86.4%
Securities to total assets ratio        7.7%            9.8%
Brokered deposits                       ---             ---

        As the above balances and ratios indicate, management believes that the Company's 1997 liquidity position is satisfactory. Management is unaware of any trends, demands, commitments, events or uncertainties that will result in or are reasonably likely to result in the Company's liquidity increasing or decreasing in any material way. The Company is not aware of any current recommendations by the regulatory authorities which, if implemented, would have a material effect on the Company's liquidity, capital resources or results of operations.

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

         The table below illustrates the Bank's and Company's regulatory capital ratios at December 31, 1997.

                                                    Minimum
                                   December 31,    Regulatory
Bank                                   1997        Requirement

Tier 1 Capital                          9.6%          4.0%
Tier 2 Capital                          1.3%           N/A
                                       -----         -----
  Total risk-based capital ratio       10.9%          8.0%
                                       -----         -----
                                       -----         -----

Leverage ratio                          8.1%          3.0%
                                       -----         -----
Company - Consolidated

Tier 1 Capital                          9.7%          4.0%
Tier 2 Capital                          1.3%           N/A
                                       -----         -----
  Total risk-based capital ratio       11.0%          8.0%
                                       -----         -----
                                       -----         -----
Leverage ratio                          8.1%          3.0%
                                       -----         -----
                                       -----         -----

         The above ratios indicate that the capital positions of the Company and the Bank are sound and that the Company is well positioned for future growth.

Adoption and Impact of SFAS No. 128

         Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128") establishes standards for computing and presenting earnings per share ("EPS"). SFAS 128 simplifies the previous standards for competing and presenting EPS and makes the new standards comparable to international EPS standards. SFAS 128 is effective for financial statements issued for periods ending after December 15, 1997; it also requires restatement of all prior period EPS data presented. The Company has adopted SFAS 128. The adoption of SFAS 128 did not have a significant impact on the Company's consolidated financial condition or results of operations.

Item 7.  Financial Statements and Supplementary Data.

         The following financial statements are contained in this
Item 7:

         Independent Auditors' Report

         Consolidated Balance Sheets-as of December 31, 1997 and
1996

         Consolidated Statements of Income-for the years ended
December 31, 1997 and 1996

         Consolidated Statement of Changes in Stockholders' Equity-for the years ended December 31, 1997 and 1996

         Consolidated Statements of Cash Flows-for the years ended December 31, 1997 and 1996

         Notes to Consolidated Financial Statements


COMMUNITY NATIONAL BANCORPORATION
ASHBURN, GEORGIA

CONSOLIDATED FINANCIAL STATEMENTS
for the years ended
December 31, 1997 and 1996


TABLE OF CONTENTS
                                                              Page

REPORT OF INDEPENDENT ACCOUNTANTS . . . . . . . . . . . . . .  39

CONSOLIDATED FINANCIAL STATEMENTS

     Consolidated Balance Sheets  . . . . . . . . . . . . . .  40

     Consolidated Statements of Income  . . . . . . . . . . .  41

     Consolidated Statements of Changes
       in Shareholders' Equity  . . . . . . . . . . . . . . .  42

     Consolidated Statements of Cash Flows  . . . . . . . . .  43

     Notes to Consolidated Financial Statements . . . . . . .  45



Report of Independent Accountants



Board of Directors
Community National Bancorporation
Ashburn, Georgia

We have audited the accompanying consolidated balance sheets of Community National Bancorporation (the "Company") and subsidiary as of December 31, 1997 and 1996, and the related consolidated statements of income, changes in shareholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Community National Bancorporation and subsidiary at December 31, 1997 and 1996, and the results of their consolidated operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.


FRANCIS & CO., CPAs

Atlanta, Georgia
February 14, 1998

COMMUNITY NATIONAL BANCORPORATION
ASHBURN, GEORGIA
Consolidated Balance Sheets
                                             As of December 31,
                                              1997        1996
ASSETS
Cash and due from banks                   $ 2,770,621  $ 3,512,819
Federal funds sold, net (Note 3)            2,250,000    2,600,000
                                          -----------  -----------
  Total cash and cash equivalents         $ 5,020,621  $ 6,112,819
Securities: (Notes 2 & 4)
 Available-for-sale at fair value           7,077,909    7,600,849
Loans, net (includes loans of $3,191,232
 (1997) and $1,579,651 (1996) to
 insiders) (Notes 2, 5, 6 & 15)            75,791,059   60,529,687
Property and equipment, net (Notes 2 & 7)   1,323,876    1,017,210
Other assets                                2,380,922    1,995,364
                                          -----------  -----------
 Total Assets                             $91,594,387  $77,255,929
                                          -----------  -----------
                                          -----------  -----------
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Deposits
  Non-interest bearing deposits           $ 7,488,707  $ 5,859,192
  Interest bearing deposits                76,353,452   64,234,336
                                          -----------  -----------
    Total deposits (Note 9)               $88,842,159  $70,093,528
                                          -----------  -----------
Obligation under capital lease (Note 14)          ---       15,186
Other liabilities                             574,556      891,938
                                          -----------  -----------
 Total Liabilities                        $84,416,715  $71,000,652
                                          -----------  -----------
Commitments and contingencies (Note 8)
Shareholders' Equity: (Notes 1& 15)
 Common stock, no par value,
 10,000,000 shares authorized,
 1,060,251 shares issued; 1,054,251
 (1997) and 1,060,251 (1996) outstanding  $ 3,479,988  $ 3,479,988
Treasury stock                                (40,000)         ---
Retained earnings                           3,726,950    2,783,964
Unrealized gain (loss) on securities, net      10,734       (8,675)
                                          -----------  -----------
  Total Shareholders' Equity              $ 7,177,672  $ 6,255,277
                                          -----------  -----------
  Total Liabilities and Shareholders'
    Equity                                $91,594,387  $77,255,929
                                          -----------  -----------
                                          -----------  -----------
Refer to notes to the consolidated financial statements.

COMMUNITY NATIONAL BANCORPORATION
ASHBURN, GEORGIA
Consolidated Statements of Income
                                           Years Ended December 31,
                                             1997           1996
Interest income:
Interest and fees on loans (Note 2)     $ 7,698,998    $ 6,536,735
Interest on investment securities           458,277        399,890
Interest on federal funds sold              144,290        147,314
                                         -----------   -----------
    Total interest income                $ 8,301,565   $ 7,083,939
Interest expense:
Interest on deposits and borrowings
 (Note 11)                               $ 3,965,629   $ 3,443,348
Net interest income                        4,335,936     3,640,591
Provision for possible loan losses
 (Note 6)                                    735,300       473,000
                                          ----------   -----------
Net interest income after provision
 for possible loan losses                $ 3,600,636   $ 3,167,591
                                          ----------   -----------
Other income:
Gain/(loss) on sale of securities
 (Note 4)                                $    (4,773)  $    (2,811)
Service fees on deposit accounts             418,012       375,961
Miscellaneous, other                          81,373        91,508
                                          -----------   -----------
    Total other income                   $   504,158   $   464,658
                                          -----------   -----------
Other Expenses:
Salaries and benefits                    $ 1,106,602   $   958,720
Data processing expense                      111,377        82,984
Professional fees                            141,246       139,759
Depreciation                                 130,746       132,722
Repairs and maintenance                      124,152        90,715
Other operating expenses (Note 12)           614,276       623,750
                                         -----------   -----------
    Total other expenses                 $ 2,227,859   $ 2,028,650
                                         -----------   -----------
Income before income tax                 $ 1,876,935   $ 1,603,599
Income tax (Notes 2 & 13)                    834,992       651,041
                                         -----------   -----------
Net income                               $ 1,041,943   $   942,558
                                         -----------   -----------
                                         -----------   -----------
Basic earnings per share (Note 2)        $       .98   $       .89
                                         -----------   -----------
                                         -----------   -----------
Diluted earnings per share (Note 2)      $       .81   $       .76
                                         -----------   -----------
                                         -----------   -----------
 Refer to notes to the consolidated financial statements.COMMUNITY NATIONAL BANCORPORATION
 ASHBURN, GEORGIA
Consolidated Statements of Changes in Shareholders' Equity for the years ended December 31, 1997 and 1996

                                Common Stock      Treasury Stock
                             Shares     Amount    Shares   Amount

Balance, December 31, 1995   353,417  $3,479,988  353,417 $(40,000)
                            --------  ----------  ------- ---------
Dividends paid                   ---         ---      ---      ---
Net income, 1996                 ---         ---      ---      ---
Unrealized (loss)
   on securities                 ---         ---      ---      ---
                            --------  ----------  ------- --------
Balance, December 31, 1996   353,417  $3,479,988      --- $    ---
                            --------  ----------  ------- --------
Stock Split (3:1)            709,834         ---      ---      ---

Dividends paid (.0933
   per share)                    ---         ---      ---      ---
Purchase of stock                ---         ---    6,000 $(40,000)
Net income, 1997                 ---         ---      ---      ---
Unrealized gain, securities      ---         ---      ---      ---
                            --------  ----------  ------- --------
Balance, December 31, 1997  1,060,251 $3,479,988    6,000 $(40,000)
                            --------  ----------  ------- --------
                            --------  ----------  ------- --------

                                           Unrealized     Total
                               Retained     Gain on    Shareholders'
                               Earnings    Securities      Equity

Balance, December 31, 1995   $1,905,021     $ 34,079   $5,409,088
                             ----------     --------   ----------
Dividends paid                  (63,615)         ---      (63,615)
Net income, 1996                942,558          ---      942,558
Unrealized (loss)
   on securities                    ---       (32,754) $  (32,754)
                             ----------     --------   ----------
Balance, December 31, 1996   $2,782,964    $   (8,675) $6,255,277
                             ----------     --------   ----------
Stock Split (3:1)                   ---          ---          ---
Dividends paid (.0933
   per share)                   (98,957)          ---     (98,957)
Purchase of stock                   ---           ---     (40,000)
Net income, 1997              1,041,943           ---   1,041,943
Unrealized gain, securities         ---        19,409  $   19,409
                             ----------      --------  ----------
Balance, December 31, 1997   $  326,950    $   10,734  $7,177,672
                             ----------      --------  ----------
                             ----------      --------  ----------
 Refer to notes to the consolidated financial statements. COMMUNITY NATIONAL BANCORPORATION
ASHBURN, GEORGIA
Consolidated Statements of Cash Flows

                                              Years Ended
                                               December 31,
                                            1997            1996

Cash flows from operating activities:
Net income                              $  1,041,943   $    942,558
Adjustments to reconcile net income to
 net cash provided by operating
 activities:
  Depreciation                          $    130,746   $    132,722
  Net Amortization of premiums on
   securities                                  3,184         12,121
 Gain on sale or settlements of
   securities                                 (4,773)         2,811
 Provisions for loan losses                  735,300        473,000
 (Increase) in other assets                 (385,558)      (293,921)
 (Decrease) in liabilities                  (317,382)       294,995
                                        ------------   ------------
Net cash provided by
 operating activities                   $  1,203,460   $  1,564,286
                                        ------------   ------------
Cash flows from investing activities:
 Proceeds from maturities and
  paydowns of securities                $  3,632,000   $  1,303,466
 Proceeds from sales of securities      $    496,626   $  2,740,796
 Purchase of investment securities       ( 3,584,688)   ( 4,568,846)
 Net increase in loans                   (15,996,672)   ( 9,728,819)
 Purchase of property and equipment         (473,412)       (59,931)
Net cash used in investing activities   $(15,890,146)  $(10,313,334)
                                        ------------   ------------
Cash flows from financing activities:
 Purchase of stock                      $    (40,000)  $        ---
 Payment of dividends                        (98,957)       (63,615)
 (Decrease) in lease obligations             (15,186)       (52,144)
 Increase in customer deposits            13,748,631     11,673,567
                                        ------------   ------------
Net cash provided from financing
 activities                             $ 13,594,488   $ 11,557,808
                                        ------------   ------------
Net (decrease) in cash and
 cash equivalents                       $ (1,092,198)  $  2,808,760
Cash and cash equivalents, beginning
 of year                                $ 6,112,819    $  3,304,059
                                        ------------   ------------
Cash and cash equivalents, end of year  $  5,020,621   $  6,112,819
                                        ------------   ------------
                                        ------------   ------------

                                              Years Ended
                                               December 31,
                                            1997            1996
Supplemental Information:

Income taxes paid                       $    800,125   $    595,747
                                        ------------   ------------
                                        ------------   ------------

Interest paid                           $  3,908,406   $  3,422,661
                                        ------------   ------------
                                        ------------   ------------


        Refer to notes to the consolidated financial statements.


COMMUNITY NATIONAL BANCORPORATION
ASHBURN, GEORGIA
Notes to Consolidated Financial Statements
December 31, 1997 and 1996

Note 1 - Organization of the Business

         Community National Bancorporation, Ashburn, Georgia (the "Company") was organized in August, 1989 to serve as a holding company for a proposed de novo bank, Community National Bank, Ashburn, Georgia (the "Bank"). The Bank was chartered by and is currently regulated by the Office of the Comptroller of the Currency and its deposits are each insured up to $100,000 by the Federal Deposit Insurance Corporation. The Bank has two offices, one in Ashburn, Georgia (headquarters), and one in Cordele, Georgia. The Company has no other subsidiaries.

Note 2 - Summary of Significant Accounting Policies

         Basis of Presentation and Reclassification.   The
consolidated financial statements include the accounts of the Company and the Bank. All significant intercompany accounts and transactions have been eliminated in consolidation. Certain prior year amounts have been reclassified to conform to the current year presentation. Such reclassifications had no impact on net income or shareholders' equity.

         Basis of Accounting. The accounting and reporting policies of the Company conform to generally accepted accounting principles and to general practices in the banking industry. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the period. Actual results could differ significantly from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses and the valuation of real estate acquired in connection with foreclosures or in satisfaction of loans.

         Investment Securities.  The Company adopted Statement of
Financial Accounting Standards No. 115, "Accounting for Certain
Investment in Debt and Equity Securities" ("SFAS 115") on January 1, 1994. SFAS 115 requires investments in equity and debt securities to be classified into three categories:

         1. Held-to-maturity securities. These are securities which the Company has the ability and intent to hold until maturity. These securities are stated at cost, adjusted for amortization of premiums and the accretion of discounts. As of December 31, 1997 and 1996, the Company had no securities in this category.

         2. Trading securities. These are securities which are bought and held principally for the purpose of selling in the near future. Trading securities are reported at fair market value, and related unrealized gains and losses are recognized in the income statement. As of December 31, 1997 and 1996, the Company had no securities in this category.

         3. Available-for-sale securities. These are securities which are not classified as either held-to-maturity or as trading securities. These securities are reported at fair market value. Unrealized gains and losses are reported, net of tax, as separate components of shareholders' equity. Unrealized gains and losses are excluded from the income statement.

         A decline below cost in the fair value of any available-for-sale or held-to-maturity security that is deemed other than temporary, results in a charge to income and the establishment of a new cost basis for the security.

         Purchase premiums and discounts on investment securities are amortized and accredited to interest income using the level yield method on the outstanding principal balances. In establishing the accretion of discounts and amortization of premiums, the Company utilizes market based prepayment assumptions. Interest and dividend income are recognized when earned. Realized gains and losses for securities sold are included in income and are derived using the specific identification method for determining the costs of securities sold.

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

         Accrual of interest on loans is discontinued either when reasonable doubt exists as to the full or timely collection of interest or principal or when a loan becomes contractually past due by 90 days or more with respect to interest or principal. When a loan is placed on non-accrual status, all interest previously accrued but not collected is reversed against current period interest income. Income on such loans is then recognized only to the extent that cash is received and where the future collection of principal is probable. Loans are returned to accruing status only when they are brought fully current with respect to interest and principal and when, in the judgment of management, the loans are estimated to be fully collectible as to both principal and interest.

         The Company adopted the provisions of SFAS No. 114, "Accounting by Creditors for Impairment of a Loan," as amended by SFAS No. 118, "Accounting for Impairment of a Loan - Income Recognition and Disclosure." These standards require impaired loans to be measured based on the present value of expected future cash flows discounted at the loan's original effective interest rate, or at the loan's observable market price, or the fair value of the collateral if the loan is collateral dependent. A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the note agreement. Cash receipts on impaired loans which are accruing interest are applied to principal and interest under the contractual terms of the loan agreement. Cash receipts on impaired loans for which the accrual of interest has been discontinued are applied to reduce the principal amount of such loans until the principal has been recovered and are recognized as interest income thereafter.

         Allowance for Loan Losses.   The allowance for loan losses
is established through provisions charged to operations. Such provisions are based on management's evaluation of the loan portfolio under current economic conditions, past loan loss experience, adequacy of underlying collateral, changes in the nature and volume of the loan portfolio, review of specific problem loans and such other factors which, in management's judgment, deserve recognition in estimating loan losses. Loans are charged off when, in the opinion of management, such loans are deemed to be uncollectible. Subsequent recoveries are added to the allowance.

         Management believes that the allowance for loan losses is adequate. While management uses available information to recognize losses of loans, future additions to the allowance may be necessary based on changes in economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company's allowance for loan losses. Such agencies may require the Company to recognize additions to the allowance based on their judgments about information available to them at the time of their examination.

         Property and Equipment. Building, furniture, equipment and leasehold improvements are stated at cost, net of accumulated depreciation. Depreciation is computed using the straight line method over the estimated useful lives of the related assets. Maintenance and repairs are charged to operations, while major improvements are capitalized. Upon retirement, sale or other disposition of property and equipment, the cost and accumulated depreciation are eliminated from the accounts, and gain or loss is included in income from operations.

         Other Real Estate. Other real estate represents property acquired through foreclosure or in satisfaction of loans. Other real estate is carried at the lower of: (i) cost; or (ii) fair value less estimated selling costs. Fair value is determined on the basis of current appraisals, comparable sales and other estimates of value obtained principally from independent sources. Any excess of the loan balance at the time of foreclosure or acceptance in satisfaction of loans over the fair value of the real estate held as collateral is treated as a loan loss and charged against the allowance for loan losses. Gain or loss on sale and any subsequent adjustments to reflect changes in fair value and selling costs are recorded as a component of income. Costs of improvements to other real estate are capitalized, while costs associated with holding other real estate are charged to operations.

         Income Taxes. The consolidated financial statements have been prepared on the accrual basis. When income and expenses are recognized in different periods for financial reporting purposes and for purposes of computing income taxes currently payable, deferred taxes are provided on such temporary differences. The Company files a consolidated income tax return. Taxes are accounted for in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"). Under SFAS 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be realized or settled. Under SFAS 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

         Profit Sharing. The Company has a noncontributory profit sharing plan that covers all eligible employees. The annual contribution to the plan is determined by the Board of Directors.
Such contribution cannot exceed amounts allowable as a deduction for federal income tax purposes.

         Restriction on Cash and Due from Banks. The Bank is required to maintain reserve funds in cash or on deposits with the Federal Reserve System. The required reserves at December 31, 1997 and 1996 were approximately $199,000 and $190,000, respectively.

         Statement of Cash Flows. For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks and federal funds sold. Generally, federal funds are purchased or sold for one day periods.

         Earnings Per Share ("EPS"). The Company adopted Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128"). SFAS 128 establishes standards for computing and presenting EPS. Because the Company has a complex capital structure, it is required to report: (i) basic EPS; and (ii) diluted EPS. Basic EPS is defined as the amount of earnings available to each share of common stock outstanding during the reporting period. Diluted EPS is defined as the amount of earnings available to each share of common stock outstanding during the reporting period and to each share that would have been outstanding assuming the issuance of common stock for all dilutive potential common stock outstanding during the reporting period.

         Basic EPS is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted EPS is computed assuming the conversion of all warrants and options.

         For the year ended December 31, 1997, basic EPS and diluted EPS were computed as follows:

                         Basic EPS                Diluted EPS
                   Numerator    Denominator  Numerator   Denominator

Net income         $1,041,093                $1,041,943
Weighted average
 shares                          1,058,866                1,058,866
Options, warrants                                           220,597
                   ----------    ---------   ----------   ---------
 Totals            $1,041,943    1,058,866   $1,041,943   1,279,463
                   ----------    ---------   ----------   ---------
                   ----------    ---------   ----------   ---------
EPS                          $.98                     $.81
                             ----                     ----
                             ----                     ----

Note 3 - Federal Funds Sold

         The Bank is required to maintain legal cash reserves computed by applying prescribed percentages to its various types of deposits. When the Bank's cash reserves are in excess of the required amount, the Bank may lend the excess to other banks on a daily basis. At December 31, 1997 and 1996, the Bank sold $2,250,000 and $2,600,000, respectively, to other banks through the federal funds market.

Note 4 - Securities Available-for-Sale

         The amortized costs and estimated market values of securities available-for-sale as of December 31, 1997 follow:

                                                         Estimated
Description                  Amortized Costs      Market Values

U.S. Agency securities              $ 5,484,327        $ 5,480,504
FRB stock                                99,000             99,000
FHLB stock                              231,400            231,400
Municipal securities                  1,167,580          1,187,667
Mortgage backed securities               19,338             19,338
CDS at other banks                       60,000             60,000
                                    -----------        -----------
  Total securities                  $ 7,061,645        $ 7,077,909
                                    -----------        -----------
                                    -----------        -----------


                                            Gross Unrealized
Description                       Gains                Losses

U.S. Agency securities              $     7,923        $   (11,746)
FRB stock                                   ---                ---
FHLB stock                                  ---                ---
Municipal securities                     20,701               (614)
Mortgage backed securities                  ---                ---
CDS at other banks                          ---                ---
                                    -----------        -----------
  Total securities                  $    28,624        $   (12,360)
                                    -----------        -----------
                                    -----------        -----------


         The amortized costs and estimated market values of securities available-for-sale as of December 31, 1996 follow:

                                                         Estimated
Description                  Amortized Costs      Market Values

U.S. Agency securities              $ 5,505,952        $ 5,465,945
FRB stock                                99,000             99,000
FHLB stock                              201,000            201,000
Municipal securities                  1,708,040          1,734,904
CDS at other banks                      100,000            100,000
                                    -----------        -----------
  Total securities                  $ 7,613,992        $ 7,600,849
                                    -----------        -----------
                                    -----------        -----------

                                            Gross Unrealized
Description                       Gains                Losses

U.S. Agency securities              $     1,943        $   (41,950)
FRB stock                                   ---                ---
FHLB stock                                  ---                ---
Municipal securities                     26,864                ---
CDS at other banks                          ---                ---
                                    -----------        -----------
  Total securities                  $    28,807        $   (41,950)
                                    -----------        -----------
                                    -----------        -----------

         All national banks are required to hold FRB stock and all members of the Federal Home Loan Bank are required to hold FHLB stock. No ready market exists for either stock and neither stock has a quoted market value. Accordingly, both FRB stock and FHLB stock are reported at cost.

         The amortized costs and estimated market values of securities available-for-sale at December 31, 1997, by contractual maturity, are shown in the following chart. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                         Estimated
Description                  Amortized Costs      Market Values

Due in one year or less             $ 1,202,085        $ 1,205,024
Due after one through five years      5,429,160          5,433,921
Due after five through ten years        100,000            108,564
FRB stock (no maturity)                  99,000             99,000
FHLB stock (no maturity)                231,400            231,400
                                    -----------         ----------
    Total securities                $ 7,061,645        $ 7,077,909
                                    -----------         ----------
                                    -----------         ----------

         Proceeds from sales of securities during 1997 were $496,626. Net gains of $4,773 were realized on those sales.
Proceeds from sales of securities during 1996 were $2,740,796. Net losses of $2,811 were realized on those sales.

         As of December 31, 1997, an aggregate amount of $2,750,000, consisting of total or portions of seven securities, were pledged as collateral for public funds deposits aggregating $3,706,172. As of December 31, 1996, an aggregate amount of $2,110,000, consisting of total or portions of five securities, were pledged as collateral for public funds deposits aggregating $2,226,302.

Note 5 - Loans

         The composition of net loans by major loan category, as of December 31, 1997 and 1996, follows:

                                             December 31,
                                          1997          1996

Commercial, financial, agricultural    $56,442,799   $43,230,547
Real estate - construction                 188,759       202,844
Real estate - mortgage                  13,049,306     1,149,943
Installment                              7,676,118     7,146,751
                                       -----------   -----------
Loans, gross                           $77,356,982   $61,730,085
Deduct:
  Allowance for loan losses             (1,565,923)   (1,200,398)
                                       -----------   -----------
Loans, net                             $75,791,059   $60,529,687
                                       -----------   -----------
                                       -----------   -----------

         Loans in nonaccrual status amounted to $16,600 and $93,505 at December 31, 1997 and 1996 respectively. If interest had been accrued on those loans, interest income would have increased by $930 and $6,400 for the years ended December 31, 1997 and 1996, respectively. The above nonaccruing loans were the only impaired loans at December 31, 1997 and 1996. The amounts included in the allowance for loan losses relating to these impaired loans were $2,500 and $19,700 at December 31, 1997 and 1996, respectively. The average recorded investments in impaired loans during 1997 and 1996 were $211,520 and $105,340, respectively. Interest income recognized for impaired loans during 1997 and 1996 was approximately $16,300 and $8,300 respectively.

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

         Activity within the allowance for loan losses account for the years ended December 31, 1997 and 1996 follows:

                                          Years ended December 31,
                                             1997         1996

Balance, beginning of year               $ 1,200,398   $  922,613
Add: Provision for loan losses               735,300      473,000
Add: Recoveries of previously charged
     off amounts                             106,337       33,744
                                          ----------    ---------
   Total                                 $ 2,042,035   $1,429,357
Deduct: Amount charged-off                  (476,112)    (228,959)
                                          ----------    ---------
Balance, end of year                     $ 1,565,923   $1,200,398
                                          ----------    ---------
                                          ----------    ---------

Note 7 - Property and Equipment

         Building, furniture, equipment, land and land improvements are stated at cost less accumulated depreciation. Components of property and equipment included in the consolidated balance sheets at December 31, 1997 and 1996 follow:

                                                December 31,
                                            1997          1996

Land                                   $   155,018   $    61,168
Land improvements                           43,111        43,111
Leasehold improvements                     166,500           ---
Building                                   939,338       939,338
Furniture and equipment                    851,461       718,476
                                       -----------   -----------
  Property and equipment, gross        $ 2,155,428   $ 1,762,093

Deduct:
  Accumulated depreciation                (831,552)     (744,883)
                                       -----------   -----------
  Property and equipment, net          $ 1,323,876   $ 1,017,210
                                       -----------   -----------
                                       -----------   -----------

         Depreciation expense for the years ended December 31, 1997 and 1996 amounted to $130,746 and $132,722, respectively.
Depreciation is charged to operations over the estimated useful lives of the assets. The estimated useful lives and methods of depreciation for the principal items follow:

      Type of Asset             Life in Years    Depreciation Method
     Land improvements             2 to 7           Straight-line
     Furniture and equipment       1 to 7           Straight-line
     Building                        32             Straight-line
     Leasehold improvements           5             Straight-line

Note 8 - Commitments and Contingencies

         Please refer to Note 15 concerning warrants and options earned by directors and executive officers.

         Please refer to Note 14 for the discussion concerning the lease of the Bank's equipment.

         Please refer to Note 17 concerning financial instruments with off-balance sheet risk.

         The Bank entered into a five-year operating lease with respect to its branch located in Cordele, Georgia. Upon expiration, on September 19, 2002, the lease is renewable for two successive five-year periods. The approximate future minimum rental commitments for the above lease as of December 31, 1997 are show below:
                Calendar Year           Amount

                   1998              $  25,000
                   1999                 25,000
                   2000                 25,000
                   2001                 25,000
                   2002                 18,500
                                     ---------
                   Total             $ 118,500
                                     ---------
                                     ---------
Note 9 - Deposits

         The following details deposit accounts at December 31, 1997 and 1996:

                                            December 31,
                                        1997            1996


Non-interest bearing deposits     $  7,488,707     $  5,859,192

Interest bearing deposits:
  NOW accounts                       6,585,459        6,383,195
  Money market accounts              4,456,079        4,362,343
  Savings                            1,259,557        1,154,747
  Time, less than $100,000          48,487,604       38,207,715
  Time, $100,000 and over           15,564,753       14,126,336
                                   -----------      -----------
     Total deposits                $83,842,159      $70,093,528
                                   -----------      -----------
                                   -----------      -----------

Note 10 - Shareholders' Equity

          On September 25, 1997 the Company's Board declared a three-for-one stock split, in the form of a 200% stock dividend, to all shareholders of record as of October 1, 1997. The par value per share was reduced from $5.00 per share to zero. The Company currently has 10.0 million shares authorized: 1,054,251 and 1,060,251 shares outstanding at December 31, 1997 and 1996, respectively. There are 289,002 warrants and 73,920 options outstanding at December 31, 1997. Each warrant and/or option can be converted into one share of the Company's common stock upon surrender and payment of $3.33.

Note 11 - Interest on Deposits and Borrowings

          A summary of interest expense for the years ended December 31, 1997 and 1996 follows:

                                                December 31,
                                           1997             1996

Interest on NOW accounts               $   211,537      $   164,863
Interest on money market accounts          153,630          144,484
Interest on savings accounts                41,575           39,379
Interest on CDS under $100,000           2,658,701        2,235,709
Interest on CDS $100,000 and over          899,281          851,842
Interest on federal funds purchased            679            1,939
Interest, other borrowings                     226            5,132
                                       -----------      -----------
   Total interest on deposits
    and borrowings                     $ 3,965,629      $ 3,443,348
                                       -----------      -----------
                                       -----------      -----------

Note 12 - Other Operating Expenses

          A summary of other operating expenses for the years ended December 31, 1997 and 1996 follows:

                                                  December 31,
                                             1997             1996

Stationary and supplies                $    68,050      $    50,802
Regulatory fees                             50,058          117,054
Courier & postage                           39,258           38,540
Advertising & business development          85,831           67,903
Utilities and telephone                     47,834           47,301
Directors' fees                             90,700           69,550
Taxes and licenses                          60,309           54,515
All other operating expenses               172,236          178,085
                                        ----------       ----------
   Total other operating expenses      $   614,276       $  623,750
                                        ----------       ----------
                                        ----------       ----------
Note 13 - Income Taxes

          As of December 31, 1997 and 1996, the Company's provision for income taxes consisted of the following:

                                                  December 31,
                                             1997            1996

Current                                 $   735,153     $   554,816
Deferred                                     99,839         106,225
                                        -----------     -----------
Federal income tax expense              $   834,992     $   661,041
                                        -----------     -----------
                                        -----------     -----------

Deferred income taxes consist of the following:


                                             1997            1996
Provision for loan losses               $   124,278     $    94,447
Other real estate                           (30,600)         13,600
Other                                         6,161          (1,822)
                                        -----------     -----------
   Total                                $    99,839     $   106,225
                                        -----------     -----------
                                        -----------     -----------

    The Company's provision for income taxes differs from the amounts computed by applying the federal income tax statutory rates to income before income taxes. A reconciliation of federal statutory income taxes to the Company's actual income tax provision follows:
                                            Years Ended December 31
                                             1997            1996

Income taxes at statutory rate          $    638,160    $   545,224
State tax, net of Federal benefits            80,011         70,306
Change in valuation allowance                124,278        129,801
Other                                         (7,457)       (84,290)
                                        ------------    -----------
    Total                               $    834,992    $   661,041
                                        ------------    -----------
                                        ------------    -----------

          The tax effects of the temporary differences that comprise the net deferred tax assets at December 31, 1997 and 1996 are presented below:
                                              1997           1996

Deferred tax assets:
    Allowance for loan losses           $    487,143    $   362,865
    Other real estate write-down                 ---         30,600
    Unrealized gain, securities               (5,530)         4,469
    Deferred asset, depreciation               3,278         (1,822)
    Valuation reserve                       (465,054)      (340,776)
                                        ------------    -----------
      Net deferred tax asset            $     19,837    $    55,336
                                        ------------    -----------
                                        ------------    -----------

          There was a net change in the valuation allowance during 1996 and 1997. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projection for future taxable income over the periods which the temporary differences resulting in the deferred tax assets are deductible, management believes it is more likely than not that the Company will realize the benefits of those deductible differences, net of the existing valuation allowance at December 31, 1997.

Note 14 - Capital Leases

          The Bank leased equipment (under two separate agreements) that is used in the ordinary course of business for operational needs. The leased equipment is a component of property and equipment on the consolidated balance sheets, and its cost is capitalized. Costs for leased equipment amounting to $247,897 and $152,984 were incurred during 1992 and 1991, respectively. The leases entered into during 1992 and 1991 were paid in full during 1997 and 1996, respectively.

         Total payments during 1997 and 1996 under the two leases aggregated $34,727 and $58,426, respectively.

Note 15 - Related Party Transactions

          Stock Warrants and Options. In consideration of the directors' financial risks and efforts in organizing the Company and the Bank, each director was offered the opportunity to purchase investment units consisting of one share of the Company's common stock and a warrant to purchase one share of the Company's common stock. Each warrant entitles its holder to purchase the Company's common stock at a price of $3.33 per share at any time during the warrant's term of ten years. Directors were issued 293,250 non-transferable warrants during the Company's initial offering, and as of December 31, 1997 and 1996, there remained 289,002 outstanding warrants.

          The president and executive vice president each have earned options to purchase 42,240 and 31,680 shares of the Company's common stock, respectively. The options are exercisable at $3.33 per share and mature at the end of seven years from the date of grant. All the options were outstanding at December 31, 1997 and 1996.

          Borrowings and Deposits by Directors and Executive Officers. Certain directors, executive officers and companies with which they are affiliated, are customers of and have banking transactions with the Bank in the ordinary course of business. As of December 31, 1997 and 1996, loans outstanding to directors, their related interests and executive officers aggregated $3,191,232 and $1,579,651, respectively. These loans were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable arms-length transactions.

          A summary of loan transactions with directors, including their affiliates, and executive officers during 1997 and 1996 follows:

                                            1997             1996

Balance, beginning of year             $ 1,579,651     $  2,193,261
   New loans                             2,218,615        1,226,144
   Less:  loan payments                   (607,034)      (1,839,754)
                                        ------------    -----------
   Balance, end of year                $ 3,191,232     $  1,579,651
                                        ------------    -----------
                                        ------------    -----------

          Deposits by directors and their related interests, at December 31, 1997 and 1996, approximated $3,464,115 and $2,699,257, respectively.

          Total directors' fees aggregated $90,700 in 1997 and $69,550 in 1996.

Note 16 - Employee Benefit Plan

          A profit sharing plan (the "Plan") was established by the Bank to provide for participation in profits by employees or their beneficiaries. The Plan has a pre-determined formula for allocating contributions among participants and for distributing funds upon the occurrence of certain events. For the years ended December 31, 1997 and 1996, the Bank contributed $109,247 and $84,600, respectively, to the Plan.

Note 17 - Financial Instruments with Off-Balance Sheet Risk

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

          Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any material condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require the payment of a fee. At December 31, 1997 and 1996, unfunded commitments to extend credit were $5,955,959 and $5,017,054, respectively. The Company evaluates each customer's credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management's credit evaluation of the borrower. Collateral varies, but may include accounts receivable, inventory, property, plant and equipment, farm products, livestock and income producing commercial properties.

          At December 31, 1997 and 1996, commitments under letters of credit aggregated approximately $235,000 and $430,823, respectively. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Collateral varies but may include accounts receivable, inventory, equipment, marketable securities and property. Since most of the letters of credit are expected to expire without being drawn upon, they do not necessarily represent future cash requirements.

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

Note 18 - Regulatory Matters

          The Company and the Bank are subject to various regulatory capital requirements administered by federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of the Company's assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weighting and other factors.

          Qualitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital to average assets (as defined). Management believes, as of December 31, 1997, that the Company and the Bank meet all capital adequacy requirements to which they are subject.

          As of December 31, 1997, the most recent notification from the Office of the Comptroller of the Currency categorized the Bank as Well Capitalized. To be categorized as Adequately Capitalized or Well Capitalized, the Bank must maintain minimum total risk based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table below. There are no conditions or events since that notification that management believes have changed the Company's capital category. The actual capital amounts and ratios are also presented in the table below.

                     Minimum Regulatory Capital Guidelines for Banks
                                         Adequately      Well
(Dollars in thousands)     Actual       Capitalized    Capitalized

                         Amount  Ratio  Amount  Ratio  Amount  Ratio
As of December 31, 1997:
Total capital-risk-
based (to risk-weighted
assets):
  Bank                  $8,031   10.9% $5,894  >   8%  $7,368 >  10%
  Consolidated           8,097   11.0%  5,889  >   8%     N/A    N/A

Tier 1 capital-risk-
based (to risk-weighted
assets):
  Bank                  $7,103    9.6% $2,960  >   4%  $4,439 >   6%
  Consolidated           7,167    9.7%  2,955  >   4%     N/A    N/A

Tier 1 capital-leverage
(to average assets):
  Bank                  $7,103    8.1% $3,508  >  4%   $4,385 >   5%
  Consolidated           7,167    8.1%  3,539  >  4%      N/A    N/A



                     Minimum Regulatory Capital Guidelines for Banks
                                         Adequately      Well
(Dollars in thousands)     Actual       Capitalized    Capitalized
                         Amount  Ratio  Amount  Ratio  Amount  Ratio
As of December 31, 1996
Total capital-risk-
based (to risk-weighted
assets):
   Bank                  $6,898  12.4%  $4,450  >  8%  $5,563  > 10%
   Consolidated           6,964  12.5%   4,457  >  8%     N/A    N/A

Tier 1 capital-risk-
based (to risk-weighted
assets):
  Bank                   $6,200  11.1%  $2,234  >  4%  $3,351 >   6%
  Consolidated            6,264  11.2%   2,237  >  4%     N/A    N/A

Tier 1 capital-leverage
(to average assets):
  Bank                   $6,200   8.1%   $3,062 >  4%  $3,827  >  5%
  Consolidated            6,264   8.2%    3,056 >  4%     N/A    N/A


Note 19 - Dividends

          The primary source of funds available to the Company to pay shareholder dividends and other expenses is from the Bank. Bank regulatory authorities impose restrictions on the amounts of dividends that may be declared by the Bank. Further restrictions could result from a review by regulatory authorities of the Bank's capital adequacy. The amount of cash dividends available from the Bank for payment in 1998 is $1,804,702 plus 1998 net earnings of the Bank. At December 31, 1997, $5,308,997 of the Company's investment in the Bank is restricted as to dividend payments from the Bank to the Company. During 1997 and 1996, dividends paid by the Company to its shareholders amounted to $98,957 and $63,615, respectively. On a per share basis, the above dividends amounted to $.093 for 1997 and $.06 for 1996.

Note 20 - Parent Company Financial Information

          This information should be read in conjunction with the other notes to the consolidated financial statements.

                              Parent Company Balance Sheets

                                              December 31,
                                            1997            1996
Assets:
Cash                                    $       117     $    14,051
Accounts receivable                          21,000          36,258
Investment in CDs                            60,000         100,000
Investment in the Bank                    7,113,719       6,191,236
                                        -----------     -----------
  Total Assets                          $ 7,194,836     $ 6,341,545
                                        -----------     -----------
                                        -----------     -----------

Liabilities and Shareholders' Equity:
Income taxes payable                    $     4,664     $    79,268
Other liabilities                            12,500           7,000
                                        -----------     -----------
  Total Liabilities                     $    17,164     $    86,268
                                        -----------     -----------
Common stock                            $ 3,479,988     $ 3,479,988
Treasury stock                              (40,000)
Retained earnings                         3,726,950       2,783,964
Unrealized gain on securities                10,734          (8,675)
                                        -----------     -----------
  Total Shareholders' equity            $ 7,177,672     $ 6,255,277
                                        -----------     -----------
  Total Liabilities and
    Shareholders' equity                $ 7,194,836     $ 6,341,545
                                        -----------     -----------
                                        -----------     -----------

                              Parent Company Statements of Income

                                          Years Ended December 31,
Revenues:                                   1997            1996

  Interest Income                       $     5,352     $     4,647
  Dividends from Bank                       185,000          65,000
                                        -----------     -----------
    Total revenues                      $   190,352     $    69,647
                                        -----------     -----------
Expenses:
  Professional fees                     $    61,013     $    27,920
  Other expenses                             11,471           4,855
                                        -----------     -----------
    Total expenses                      $    72,484     $    32,775
                                        -----------     -----------
Income before taxes and equity in
  undistributed earnings in Bank        $   117,868     $    36,872

Tax (benefit)                               (21,000)         (4,039)
                                        -----------     -----------

Income before equity in undistributed
  earnings in Bank                      $   138,868     $    40,911
Equity in undistributed earnings
  of Bank                                   903,075         901,647
                                        -----------     -----------
    Net Income                          $ 1,041,943     $   942,558
                                        -----------     -----------
                                        -----------     -----------

                             Parent Company Statements of Cash Flows

                                          Years Ended December 31,
Cash flows from operating activities:       1997            1996

  Net income                            $ 1,041,943     $   943,558
  Adjustments to reconcile net income
   to net cash provided by operating
   activities: Equity in undistributed
   earnings of the Bank                    (903,075)       (901,647)
 Decrease in receivables and
  other assets                               15,259          16,456
(Decrease) in payables                      (69,104)         20,299
                                        -----------      ----------

Net cash provided by operating
  activities                            $    85,023      $   77,666
                                        -----------      ----------
                                        -----------      ----------
Cash flows from investing activities:

Decrease in CDS invested at
  other banks                           $    40,000      $      ---
                                        -----------      ----------
Net cash provided by financing
  activities                            $    40,000      $      ---
                                        -----------      ----------

Cash flows from financing activities:
  Payment of cash dividends             $   (98,957)     $  (63,615)
  Purchase of treasury stock                (40,000)     $      ---
                                        -----------      ----------
Net cash used by financing activities   $  (138,957)     $  (63,615)
                                        -----------      ----------
                                        -----------      ----------
Net (decrease) in cash and
  cash equivalents                      $   (13,934)     $   14,051
Cash and cash equivalents, beginning
  of the year                                14,051             ---
                                        -----------      ----------
Cash and cash equivalents, end of year  $       117      $   14,051
                                        -----------      ----------
                                        -----------      ----------
Note 21 - Subsequent Events

          Subsequent to December 31, 1997, and prior to the date of this report, the Company declared a dividend of $.10 per share for each share of its common stock outstanding. Any declaration of future dividends is within the Board of Directors' discretion and will depend, among other things, on general business conditions, the banking industry, the Company's earnings and capital needs and any applicable regulatory requirements.

Item 8.  Changes in and Disagreements With Accountants and Financial
         Disclosure.

         The Registrant did not change accountants in 1997 and continues to use the independent accounting firm of Francis &
Company, CPAs.


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

Name, Age and Position with Company and Bank and Principal
Occupation

T. Brinson Brock, Sr., 41

          Mr. Brock has been Vice President and Secretary of the Company since November 1989 and a director of the Company since August 1989, and Executive Vice President, Secretary and a director of the Bank since August 1990. Mr. Brock is in charge of the Bank's lending, business and professional development activities. Mr. Brock began his banking career in 1978 with Cordele Banking Company in Cordele, Georgia. In 1984 he joined Ashburn Bank as Vice President and was promoted to Senior Vice President in charge of lending in 1987. Mr Brock raises beef cattle and is Vice President of the Turner County Cattleman's Association. Mr. Brock also serves as Chairman of the Georgia Banker's Agricultural Committee.

Willis R. Collins, 52

         Mr. Collins has been a director of the Company since August 1989 and of the Bank since August 1990. Mr. Collins served as a Commissioner of Turner County, Georgia from 1986 to 1993. He organized Cotton Warehouse, Inc. in 1988 and is a partner and manager of Arabi Gin Company.

Gene Stallings Crawford, 69

          Mr. Crawford has been a director of the Company since
August 1989 and of the Bank since August 1990. For over forty years Mr. Crawford has been active in developing Crawford Cattle Company, a beef and feeder cattle production business.

Benny Warren Denham, 67

          Mr. Denham has been a director of the Company since August 1989 and of the Bank since August 1990. Mr. Denham is a co-owner of Denham Farms and has operated this farming business since 1951. Mr. Denham has been a director of Oglethorpe Power Company since 1988. Mr. Denham served as a Commissioner of Turner County, Georgia from 1980 to 1990.

Lloyd Greer Ewing, 53

          Mr. Ewing has been a director of the Company since August 1989 and of the Bank since August 1990. Mr. Ewing joined Ewing Buick, Pontiac, GMC Trucks, Inc. in sales in 1973 and has held various positions in the company. He is now its President and General Manager. Mr. Ewing is a former member of the Board of Directors at First Federal Savings Bank of Turner County.

Ava Lovett, 53

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

Grady Elmer Moore, 63

          Mr. Moore has been a director of the Company since August 1989 and of the Bank since August 1990. Mr. Moore runs a row crop operation, G.M. Farms, Inc., which he has pursued for the past thirty-five years.

Sara Ruth Raines, 52

          Mrs. Raines has been a director of the Company since August 1989 and of the Bank since August 1990. Until recently, Mrs. Raines operated a department (clothing) store in Ashburn. Mrs. Raines is the President of Raines Investment Group, Inc., which is a franchisee of Aaron's Rental Purchase Stores.

Theron G. Reed, 55

          Mr. Reed has been President, Chief Executive Officer and Treasurer of the Company since November 1989 and a director of the Company since November 1989. Mr. Reed also served as President, Chief Executive Officer and a director of the Bank from August 1990 until March 24, 1998. Mr. Reed was employed by the Ashburn Bank from 1965 until his resignation in April 1989. He served as President and CEO of that institution from March 1980 until April 1989 and prior to that he served in various other capacities ranging from Assistant Vice President to Vice President - Lending.

Benjamin E. Walker, 67

          Mr. Walker has been a director of the Company since August 1989 and of the Bank since August 1990. Mr. Walker is a part-owner of M & W Sportswear, Inc., a local garment contracting company. Mr. Walker is also a co-owner of S.S. Garment, Inc., a uniform manufacturing company in Fitzgerald, Georgia. Mr. Walker is a former Chairman of the Board of The Citizens Bank of Ashburn.

Jimmie Ann Ward, 60

          Mrs. Ward has been a director of the Company since August 1989 and of the Bank since August 1990. Mrs. Ward is Vice President of Ward Land Company and is a community volunteer in Turner County.

Freddie J. Weston, Jr., 60

          Mr. Weston has been a director of the Company since August 1989 and of the Bank since August 1990. Mr. Weston served in the U.S. Army for more than twenty-five years, retiring in October 1981. Since 1983, he has been the coordinator of Vocational Academic Education at Turner County High School where he is Assistant Principal and teaches business and financial management. Mr. Weston is also Vice Chairman of the Ashburn Chamber of Commerce and Director of the Tiff Area Big Brothers/Big Sisters.


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

Item 10.  Executive Compensation.

          A.  Named Executive Officers.

    The following table sets forth the compensation paid to the named executive officers of the Company for each of the Company's last three completed fiscal years:


SUMMARY COMPENSATION TABLE

                                      Annual Compensation

Name and Principal            Year   Salary    Bonus  Compensation
 Position (a)                  (b)    (c)      (d)          (e)

Theron G. Reed, President     1997  $100,000  $27,500   $39,381(1)
and CEO of the Company        1966  $100,000  $27,500   $34,726(2)
                              1995  $100,404  $18,000   $22,408(3)

T. Brinson Brock, Sr.,        1997  $ 89,000 $27,000    $38,967(4)
Vice President and Secretary  1996  $ 84,000 $23,500    $33,053(5)
of the Company                1995  $ 81,200 $17,000    $21,984(6)



                                      Long Term Compensation

                                        Securi-
                               Re-      ties and           All
                            stricted   Underlying  LTIP   Other
                              Stock      Options   Pay-   Compen-
Name and Principal            Awards      /SARs    outs   sation
 Position (a)                  (f)         (g)      (h)      (i)

Theron G. Reed, President      $0           0        0        0
and CEO of the Company         $0           0        0        0
                               $0           0        0        0

T. Brinson Brock, Sr.,         $0           0        0        0
Vice President and Secretary   $0       5,280(7)     0        0
of the Company                 $0           0        0        0

--------------------------------------------------------------------

(1) Includes $3,000 car allowance, $7,800 in director's fees, insurance and profit sharing payments.

(2) Includes $17,283 in contributions to the Company's profit sharing plan and $5,950 in director's fees.

(3) Includes $14,208 in contributions to the Company's profit sharing plan and $3,400 in director's fees.

(4) Includes $4,200 car allowance, $9,000 in director's fees, insurance and profit sharing payments.

(5) Includes $14,630 in contributions to the Company's profit sharing plan and $7,150 in director's fees.

(6) Includes $11,784 in contributions to the Company's profit sharing plan and $4,500 in director's fees.

(7) When the Bank opened for business in 1990, Mr. Brock was granted an option to acquire 1% of the Registrant's original stock issue (i.e., 3,520 shares). Thereafter, at the end of each of fiscal year 1992, 1993, 1994 and 1995, Mr. Brock, based upon the Bank's having achieved a specified return on assets in each such year, was granted additional options to acquire .5% per year of the Registrant's original stock issue (i.e., 1,760 additional shares per year). The return on assets which the Bank had to achieve in years 1992-1995 for Mr. Brock to earn the options granted to him in such years was: calendar year 1992, .3%; calendar year 1993, .5%;
calendar year 1994, .75%; and calendar year 1995, 1.0%.   All
options are exercisable (after taking into account the three-for-one stock split in October 1997) at a price of $3.33 per share and are exercisable at any time for seven years after the year in which such options were awarded.

OPTION/SAR GRANTS IN LAST FISCAL YEAR
(Individual Grants)
                                     Percent
                       Number of     of Total
                       Securities    Options/SARs   Exer-
                       Underlying    Granted to      cise     Expi-
                       Options/SARs  Employees in   or Base   ration
Name                   Granted       Fiscal Year     Price     Date
 (a)                      (b)           (c)            (d)      (e)

Theron G. Reed             0             0%          $N/A/      N/A
                                                     Share

T. Brinson Brock, Sr.      0             0%          $N/A/      N/A

          No stock options or warrants were exercised and there were no SARs outstanding during fiscal year 1997. The following table presents information regarding the value of unexercised options and warrants held at December 31, 1997.

                    AGGREGATED OPTION/SAR EXERCISES IN LAST
                    FISCAL YEAR AND FY-END OPTION/SAR VALUES

                                       Number of
                                       Securities     Value of
                                       Underlying     Unexercised
                                       Unexercised    in-the-Money
                     Shares            Options/SARs   Options/SARs
                    Acquired           at FY-End      at FY-End
                      on       Value   Exercisable    Exercisable
Name                Exercise  Realized /Unexercisable /Unexercisable
 (a)                   (b)     (c)          (d)         (e)(1)

Theron G. Reed         ---     ---        42,240/0      281,740/0
T. Brinson Brock, Sr.  ---     ---        31,680/0      211,305/0


(1) Dollar values have been calculated by determining the difference between the estimated fair market value of the Company's Common Stock at December 31, 1997 (i.e., $10.00 per share) and the exercise price of such options (i.e., $3.33). The number of securities has ben adjusted for the three-for-one stock split in October 1997.

The Registrant does not have any Long Term Incentive Plans in effect.

          B.  Directors

          The Registrant's directors receives $500 for each monthly bonus meeting they attended. In addition, directors who are members of the Board's Loan Committee receive $100 for each Loan Committee meeting attended. In December 1997, each director of the Bank received a $2,000 Christmas bonus.

Item 11.  Security Ownership of Certain Beneficial Owners and
          Management.

          On March 1, 1998, the Company had 458 shareholders of record.

          The following table sets forth share ownership information as of March 1, 1998 (adjusted for the three-for-one stock split in October 1997), with respect to the Registrant's common stock, with respect to any person known to the Registrant to be a beneficial owner of more than 5% of the Registrant's common stock:


             SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS*

Name and Address of                  Number        Percent
Beneficial Owner                    of Shares    of Class(1)

T. Brinson Brock, Sr.                78,837(2)       7.1%
1252 Brock Road
Arabi, Georgia  31712

Willis R. Collins                   91,500(3)        8.4%
9655 Georgia Highway 112 East
Rebecca, Georgia 31783

Gene Stallings Crawford            105,579(4)        9.7%
56 South Academy Street
Rebecca, Georgia 31783

Grady Elmer Moore                  76,050(5)         6.9%
5580 Highway 33 North
Arabi, Georgia  31712

Sara Ruth Raines                   70,800(6)         6.5%
130 Lamont Street
Ashburn, Georgia  31714

Theron G. Reed                       72,363(7)         6.5%
2945 Georgia Highway 90 West
Rebecca, Georgia 31783

Benjamin E. Walker                 77,361(8)          7.1%
P.O. Box 185
Ashburn, Georgia 31714

Jimmie Ann Ward                      75,000(9)          6.9%
1330 Warwick Highway
Ashburn, Georgia  31714

-------------------------------------------------------------------
* Information relating to beneficial ownership of common stock is based upon "beneficial ownership" concepts set forth in rules of the SEC under Section 13(d) of the Securities Exchange Act of 1934, as amended. Under such rules, a person is deemed to be a "beneficial owner" of a security if that person has or shares "voting power", which includes the power to vote or direct the voting of such security, or "investment power", which includes the power to dispose of or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any security of which that person has the right to acquire beneficial ownership within sixty (60) days. Under the rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he has no beneficial interest. For instance, beneficial ownership includes spouses, minor children and other relatives residing in the same household, and trusts, partnerships, corporations or deferred compensation plans which are affiliated with the principal.

(1) The percentages are based on 1,054,251 shares of Common Stock outstanding, plus shares of common stock which may be acquired by the beneficial owner within 60 days of March 1, 1998, by exercise of options and/or warrants.

(2) Includes 750 shares held as custodian for Brent Brock, 840 shares held as custodian for Kristen Brock, 450 shares held as custodian for Hunter Chess Brock, and 978 shares owned by Mr. Brock's wife, as to all of which Mr. Brock disclaims beneficial ownership. Does not include 3,000 shares owned by Mr. Brock's father, and 3,150 shares owned by his mother. Also includes the right to acquire 21,000 shares pursuant to currently exercisable warrants and the right to acquire 31,680 shares pursuant to currently exercisable options.

(3) Includes 40,065 shares owned by Mr. Collins' wife as to which he disclaims beneficial ownership. Also includes the right to acquire 25,752 shares pursuant to currently exercisable warrants.

(4) Includes 18,750 shares owned by Mr. Crawford's wife as to which he disclaims beneficial ownership, 8,115 shares held as custodian for his son Gene Scott Crawford and 8,115 shares held as custodian for his son Phillip Andrew Crawford. Also includes the right to acquire 30,000 shares pursuant to currently exercisable warrants.

(5) Includes the right to acquire 36,750 shares pursuant to currently exercisable warrants.

(6) Includes 1,500 shares owned by Ruth's of Ashburn, Inc., and 24,000 shares owned by Mrs. Raines' husband. Also includes 1,200 shares owned by Mrs. Raines' son John D. Raines, III and 600 shares owned by her son Mitchell Davis Raines. Also includes the right to acquire 30,000 shares pursuant to currently exercisable warrants.

(7) Includes 1,200 shares held as custodian for Mr. Reed's son, Jeff Reed, as to which Mr. Reed disclaims beneficial ownership.
Also includes the right to acquire 42,240 shares pursuant to currently exercisable options and the right to acquire 15,000 shares pursuant to currently exercisable warrants.

(8) Includes 12,300 shares owned by Mr. Walker's wife as to which he disclaims beneficial ownership. Also includes the right to acquire 30,000 shares pursuant to currently exercisable warrants.

(9) Includes 15,000 shares owned by Mrs. Ward's son as to which she disclaims beneficial ownership. Also includes the right to acquire 30,000 shares pursuant to currently exercisable warrants.

          The following table sets forth share ownership information as of March 1, 1997 of the Registrant's common stock with respect to
(i) each director and named executive officer of the Registrant who beneficially owns common stock of the Registrant; and (ii) all directors and named executive officers of the Registrant as a group:

                               SECURITY OWNERSHIP OF MANAGEMENT*
Name and Address of
Beneficial Owner            Number of Shares    Percent of Class(1)

T. Brinson Brock, Sr.        78,837(2)              7.1%
1252 Brock Road
Arabi, Georgia  31712

Willis R. Collins             91,500(3)             8.4%
9655 GA Hwy.112 East
Rebecca, Georgia 31783

Gene Stallings Crawford      105,579(4)             9.7%
56 South Academy Street
Rebecca, Georgia 31783

Benny Warren Denham           38,700(5)             3.6%
424 East Inaha Road
Sycamore, Georgia  31790

Lloyd Greer Ewing             39,000(6)             3.6%
545 East Monroe
Ashburn, Georgia  31714

Grady Elmer Moore             76,050(7)             6.9%
5580 Highway 33 North
Arabi, Georgia  31712

Sara Ruth Raines              70,800(8)             6.5%
130 Lamont Street
Ashburn, Georgia  31714

Theron G. Reed                72,363(9)             6.5%
2945 GA Hwy.90 West
Rebecca, Georgia 31783

Benjamin E. Walker            77,361(10)            7.1%
P.O. Box 185
Ashburn, Georgia 31714

Jimmie Ann Ward               75,000(11)             6.9%
1330 Warwick Highway
Ashburn, Georgia  31714

Freddie J. Weston, Jr.        15,000(12)             1.4%
828 West Madison Avenue
Ashburn, Georgia  31714

All directors and named
   executive officers
   as a group(13)           740,190 shares          52.2%
(11 persons)

--------------------------------------------------------------------

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

(1) The percentages are based on 1,054,251 shares of common stock outstanding, plus shares of common stock which may be acquired by the beneficial owner, or group of beneficial owners, within 60 days of March 1, 1997, by exercise of options and/or warrants. The percentage total differs from the sums of the individual percentages due to the differing denominators with respect to each calculation. All share numbers and percentages reflect the three-for-one stock split in October 1997.

(2) Includes 750 shares held as custodian for Brent Brock, 840 shares held as custodian for Kristen Brock, 450 shares held as custodian for Hunter Chess Brock, and 978 shares owned by Mr. Brock's wife, as to all of which Mr. Brock disclaims beneficial ownership. Does not include 3,000 shares owned by Mr. Brock's father, and 3,150 shares owned by his mother. Also includes the right to acquire 21,000 shares pursuant to currently exercisable warrants and the right to acquire 31,680 shares pursuant to currently exercisable options.

(3) Includes 40,065 shares owned by Mr. Collins' wife as to which he disclaims beneficial ownership. Also includes the right to acquire 25,752 shares pursuant to currently exercisable warrants.

(4) Includes 18,750 shares owned by Mr. Crawford's wife as to which he disclaims beneficial ownership, 8,115 shares held as custodian for his son Gene Scott Crawford and 8,115 shares held as custodian for his son Phillip Andrew Crawford. Also includes the right to acquire 30,000 shares pursuant to currently exercisable warrants.

(5) Includes 4,788 shares owned by Mr. Denham's wife as to which he disclaims beneficial ownership. Also includes the right to acquire 18,000 shares pursuant to currently exercisable warrants.

(6) Includes 3,000 shares owned by his daughter, Mary Margaret Ewing, 3,000 shares owned by his son, Lloyd Scott Ewing, and 3,000 shares owned by his daughter, Jennifer L. Ewing, as to all of which Mr. Ewing disclaims beneficial ownership. Also includes the right to acquire 15,000 shares pursuant to currently exercisable warrants.

(7) Includes the right to acquire 36,750 shares pursuant to currently exercisable warrants.

(8) Includes 1,500 shares owned by Ruth's of Ashburn, Inc., 24,000 shares owned by Mrs. Raines' husband, 1,200 shares owned by Mrs. Raines' son John D. Raines, III and 600 shares owned by her son Mitchell Davis Raines. Also includes the right to acquire 30,000 shares pursuant to currently exercisable warrants.

(9) Includes 1,200 shares held as custodian for his son, Jeff Reed, as to which Mr. Reed disclaims beneficial ownership. Also includes the right to acquire 42,240 shares pursuant to currently exercisable options and the right to acquire 15,000 shares pursuant to currently exercisable warrants.

(10) Includes 12,300 shares owned by Mr. Walker's wife as to which he disclaims beneficial ownership. Also includes the right to acquire 30,000 shares pursuant to currently exercisable warrants.

(11) Includes 15,000 shares owned by Mrs. Ward's son as to which she disclaims beneficial ownership. Also includes the right to acquire 30,000 shares pursuant to currently exercisable warrants.

(12) Includes the right to acquire 7,500 shares pursuant to currently exercisable warrants.

(13) Warrants to purchase common stock of the Company at the original offering price were issued to each director of the Company and the Bank on the basis of one warrant for each share of common stock that they purchased in the initial offering. The stock purchase warrants entitle the holder of the warrants to purchase Company stock at $3.33 per share at any time during the term of the warrant. None of the warrants were exercisable until December 14, 1991 (which date is one year from the date the offering was completed). The warrants have a term of ten years from August 6, 1990 (the date the bank opened for business). One-third of each director's warrants became vested on December 14, 1991; an additional one-third became vested on December 14, 1992, and the final one-third became vested on December 14, 1993. The warrants exercisable on or after December 14, 1993, are reflected in the beneficial ownership table.

Item 12.  Certain Relationships and Related Transactions.

          During 1997 the Bank loaned funds to certain of the Company's executive officers and directors in the ordinary course of business, on substantially the same terms as those prevailing at the time for comparable transactions with other customers, and which did not involve more than the normal risk of collectibility or present other unfavorable features.

Item 13.  Exhibits List and Reports on Form 8-K.

          A.  Exhibits.

              3(a) Articles of Incorporation of Registrant as amended on November 21, 1997

              3(b)    By-laws of Registrant (incorporated by
                      reference to Exhibit 3(b) of Registration
                      Statement on Form S-18, File No. 33-31013-A)

              10(a)   Bank Development Agreement executed by
                      Registrant, effective December 27, 1997

              10(b)   Employment Agreement between Registrant and
                      Rowland T. Eskridge, Sr., dated December 27,
                      1997

              21      Subsidiaries of Registrant

              27      Financial Data Schedule

             B.  Reports on Form 8-K.

              No reports on Form 8-K were filed during the fourth quarter of the year ended December 31, 1997.




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

Date:  March 31, 1998

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature               Title                            Date

/s/                     Director                      March 31, 1998
T. Brinson Brock, Sr.

/s/                     Director                      March 31, 1998
Willis R. Collins

/s/                     Director                      March 31, 1998
Gene Stallings Crawford

/s/                     Director                      March 31, 1998
Benny Warren Denham

/s/                     Director                      March 31, 1998
Lloyd Greer Ewing

/s/                     Director                      March 31, 1998
Grady Elmer Moore

/s/                     Director                      March 31, 1998
Sara Ruth Raines

/s/                     Director, President           March 31, 1998
Theron G. Reed

/s/                     Director                      March 31, 1998
Benjamin E. Walker

/s/                     Director                      March 31, 1998
Jimmie Ann Ward

/s/                     Director                      March 31, 1998
Freddie J. Weston, Jr.

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


INDEX TO EXHIBITS


Exhibit
Sequential                                                  Page
Number       Description                                   Number

  3(a)       Articles of Incorporation of Registrant as      --
             amended on November 21, 1997

  3(b)       By-laws of Registrant (incorporated by          --
             reference to Exhibit 3(b) of Registration
             Statement on Form S-18, File No. 33-31013-A)

  10(a)      Bank Development Agreement executed by          --
             Registrant, effective December 27, 1997

  10(b   )   Employment Agreement between Registrant and     --
             Rowland T. Eskridge, Sr., dated December 27,
             1997

  21         Subsidiaries of Registrant                      --

  27         Financial Data Schedule                         --


                                EXHIBIT 3(a)

                            ARTICLES OF AMENDMENT
                                    TO THE
                          ARTICLES OF INCORPORATION
                                     OF
                       COMMUNITY NATIONAL BANCORPORATION

                                     1.

     The name of the corporation (the "Corporation") is:

                        COMMUNITY NATIONAL BANCORPORATION.

                                     2.

     The Articles of Incorporation of the Corporation, filed on August 18, 1989, are hereby amended by deleting Article 2 in its entirety and substituting the following in lieu thereof:

     "The aggregate number of shares which the Corporation shall have authority to issue is ten million (10,000,000), all of which shall be common shares with no par value."

                                     3.

     The Amendment was adopted by the Board of Directors of the Corporation, on September 25, 1997. Pursuant to Section 14-2-1006 of the Georgia Business Corporation Code, approval by the shareholders was not required.

                                     4.

     This Amendment shall become effective upon filing with the Secretary of Sate.

     IN WITNESS WHEREOF, the Corporation has caused these Articles of Amendment to be executed and its corporate seal to be affixed thereto this 21st day of November, 1997.

COMMUNITY NATIONAL BANCORPORATION

By: /s/
    Theron G. Reed, President



                             EXHIBIT 3(b)

                   ARTICLES OF INCORPORATION
                              OF
               COMMUNITY NATIONAL BANCORPORATION

                              1.

     The name of the Corporation is "Community National
Bankcorporation".

                              2.

     The aggregate number of shares which the Corporation shall have authority to issue in ten million (10,000,000), all of which shall be common shares of five dollars ($5.00) par value per share.

                              3.

     The address of the initial registered office of the Corporation shall be located at 707 Hudson Avenue, Ashburn, Turner County,
Georgia 31714, Attention: Theron G. Reed, registered agent of the
Corporation.

                              4.

     The name and address of the Incorporator is Theron G. Reed, 707 Hudson Avenue, Ashburn, Turner County, Georgia 31714.

                              5.

     The mailing address of the initial principal office of the Corporation is 707 Hudson Avenue, Ashburn, Turner County, Georgia
31714.

                              6.

     No director of the Corporation shall be personally liable to the Corporation or its shareholders for monetary damages for breach of duty of care or other duty as a director, provided that this provision shall not eliminate or limit the liability of a director
(i) for any appropriation, in violation of his duties, or any business opportunity of the Corporation; (ii) for acts or omissions which involve intentional misconduct or a knowing violation of law;
(iii) for the types of liability set forth in Section 14-2-831 of the Georgia Business Corporation Code; or (iv) for any transaction from which the director received an improper personal benefit.

     IN WITNESS WHEREOF, the undersigned has executed these Articles of Incorporation this 11th day of August, 1989.

By: /s/
    Theron G. Reed, President


                              EXHIBIT 10(a)

BANK DEVELOPMENT AGREEMENT

This Agreement is entered into as of the 27th day of December, 1997, by and among, COMMUNITY NATIONAL BANCORPORATION, a Georgia corporation ("Community"), on the one hand and ANGELA BRYANT, DONALD
M. CREWS, J. ALAN EASON, ROWLAND T. ESKRIDGE, SR., BOBBY Y. FRANKLIN, CARROL E. FRANKLIN, JAMES HANNAH, MAURICE HANNAH, LIZ G. JORDAN, and JOE SHEPPARD (collectively, the "Founders"), on the other hand.


RECITAL:
A. The Founders and Community desire to combine their efforts with the purpose of (a) opening and capitalizing a branch (the "Branch") of Community National Bank, a wholly-owned subsidiary of Community ("Community Bank"), such branch to conduct business in St. Marys, Camden County, Georgia, under the name of "Cumberland National Bank" and (b) if feasible, obtaining regulatory approval for the incorporation of the Branch into a de novo national bank (the "Bank") to be named "Cumberland National Bank", all as more specifically set forth herein.

NOW, THEREFORE, in consideration of the mutual covenants contained herein, the parties hereto agree as follows:

A. Scope of the Development Activities. The parties' joint development activities shall consist of the following:

     1. The filing of the necessary applications and the prosecution of such applications to the final approval for the opening of the Branch.

     2. The capitalization of the Branch by means of the proceeds of a public offering of not less than Four Hundred Thousand (400,000) shares of the common stock of Community (the "Common Stock"), at Ten Dollars ($10.00) per share (the "Offering"), to be effected by means of a registration statement on SEC Form SB-2 (the "SB-2").

     3. Subject to the provisions of Section D hereof, the undertaking of all other steps necessary or appropriate in order to commence the operations of the Branch as soon as practicable.

     4. If then feasible, the (a) modification of the applications previously filed by the Founders with the Office of the Comptroller of the Currency ("OCC") and Federal Deposit Insurance Corporation ("FDIC"), to reflect the proposed ownership of the Bank as a wholly-owned subsidiary of Community; (b) filing of such modified applications with the OCC and FDIC; (c) obtaining formal approval of the Bank's charter in accordance with such modified applications;
and (d) incorporating the assets, liabilities and operations of the Branch into the Bank.

B. Community's Role. Community shall perform the following in connection with the development activities delineated herein:

     1.  Cause Community Bank to file, on or before January 20,
1998, the necessary applications to open the Branch and to prosecute the obtaining of the final approval therefor.

     2. Cause the preparation and filing, on or before April 20, 1998, of the SB-2, including qualification in Georgia and such other states, if any, as may be determined (after consultation with and input from the Founders) to be optimally conducive to the ultimate success of the Offering.

     3. Generally, prosecute the Offering to its successful conclusion or termination, as provided herein, the capitalization of the Branch with the net proceeds of the Offering and the actual opening of the Branch.

     4. Arrive, as soon as practicable after the date hereof, at a mutually agreeable future employment arrangement between Community and Rowland T. Eskridge, Sr.

     5. Discharge, when required, the optionee's obligations under the certain option to purchase the parcel of real estate previously selected by the Founders for the main office of the Branch, and, if applicable, the Bank.

     6. As soon as feasible, obtain the necessary regulatory approvals for the formation of the Bank and incorporation of the Branch into the Bank.

     7. Secure, as soon as practicable after the date of filing for the approvals contemplated under Paragraph 6 above, the services of a President, who shall be the senior operations officer responsible for day-to-day operations of the Bank, pursuant to terms of employment, arrived at after consultation with and input from the Founders, which are standard to the banking industry for a President of a de novo bank.

Community shall bear the costs and expenses to be incurred in connection with the discharge of its obligations as set forth in this Section B, all of which costs and expenses incurred prior to the completion of the Offering, to be reimbursed to Community from the net proceeds of the Offering.

C. Founders' Role. The Founders shall perform the following in connection with the development activities delineated herein:

     1. Render the assistance required from time to time to be provided by the Founders in connection with the discharge of Community's obligations set forth in Section B above and, generally, in order to achieve the parties' ultimate objective: the opening of the Branch and then the formation of the Bank.

     2. Irrevocably subscribe, within thirty (30) days after the effective date of the SB-2, for at least the number of shares of Common Stock set forth with respect to each of the Founders on Exhibit A hereto.

All reasonable costs and expenses incurred by the Founders after the date hereof shall be reimbursed by Community, subject to customary approval and verification procedures. Certain organizational expenses incurred by the Founders prior to the date hereof, in the amount of $135,015 and as set forth in Exhibit B, subject to regulatory approval, shall be reimbursed to the Founders from the net proceeds of the Offering. The Founders shall, and hereby do agree, jointly and severally, to indemnify and hold harmless Community for and against the liability of any kind, including costs and expenses, arising in connection with the efforts to organize a de novo national Bank prior to the date hereof, except as set forth in Exhibit B.

D.  Conditions of the Offering and Opening of the Branch.

     1. Community may, in its sole discretion, terminate and abandon the Offering upon the occurrence of any one or more of the following:

          (a) The Founders do not, in the aggregate, discharge their obligations set forth in Section C.2 above; or

          (b) The necessary regulatory approvals for the formation of the Branch have not been received by May 1, 1998; or

          (c) The total number of shares of Common Stock subscribed for under the Offering on the 181st day after the effective date of the SB-2, is less than Three Hundred Thousand (300,000) shares.

Upon the termination and abandonment of the Offering, the parties shall have no further obligations to one another.

     2. Community Bank may, in its sole discretion, not open the Branch if the total number of shares of Common Stock subscribed for under the Offering on the 181st day after the effective date of the SB-2 is less than Three Hundred Thousand (300,000) shares.

E. Participation by the Founders after the Opening of the Branch and the Bank

     1. Upon the opening of the Branch pursuant hereto, each of the Founders shall be elected to serve as an advisory (nonvoting) director of the Branch. In addition, upon the opening of the Branch, three (3) among the Founders, selected by the Founders after consultation with and input from Community, shall be elected to fill vacancies on the Board of Directors of Community. Once elected, each Founder shall serve in accordance with the rules applicable, from time to time, to directors holding a similar office.
Similarly, upon the opening of the Bank, if at all, each of the Founders shall be elected to serve as either a director or an advisory (nonvoting) director of the Bank as shown on Exhibit A hereto.

     2. In consideration of the financial risks accepted by each Founder before the date hereof, and as an incentive for his or her future participation as a director, each Founder shall be granted by Community, if otherwise acceptable to the regulatory authorities, as of the date of the formal opening of the Branch (the "Starting Date"), a Warrant (herein so called). Each Warrant shall have an exercise price of Ten Dollars ($10.00) per share, shall expire on the seventh (7th) anniversary of the Starting Date, and shall vest rateably over three (3) years, such vesting being satisfied through the compliance by each Founder with the minimum attendance requirements (75% of all meetings) which will be imposed upon the directors of the Branch and the Bank during each year of service.
In addition, to the extent the regulatory authorities at any time require the Warrant to be exercised or surrendered in case of a capital call, the terms of the Warrant shall be subject to appropriate modification.

     3. With respect to any Founder, the number of shares of the Common Stock to be issued under the Warrant shall be computed and fixed on the Starting Date as the sum of (a) plus (b) as follows:

          (a) 50% of the number of shares of the Common Stock subscribed and actually acquired by the Founder in the Offering, not to exceed the number of shares shown against his or her name in Exhibit A hereto (such number of shares, subject to the limitation herein, called the "Target Shares") plus

          (b) 50% of the Target Shares multiplied by the quotient of A divided by B, where A is equal to the aggregate number of shares of Common Stock sold pursuant to the Offering in excess of 100,000, B is equal to 300,000 and the quotient cannot exceed 1.0.

It is agreed and understood that: (i) the actual number of shares issued under any Warrant shall be rounded off to eliminate fractional shares; and (ii) the Founders as a group shall be allowed to reallocate among themselves the number of shares subscribed and actually acquired by each Founder, provided that in no event shall the aggregate Target Shares applicable with respect to all of the Founders exceed 100,000.

     4. The shares of Common Stock acquired by the Founders in the Offering shall be subject to a "lock up" of (a) six (6) months from the date of issuance with respect to all of such shares; and (b) twelve (12) months from the date of issuance with respect to 50% of all such shares.

F.   Miscellaneous.

     1. Each Founder, individually and as a partner of Cumberland Investment Company, hereby waives and releases any claim for usurpation of any right or opportunity in connection with the execution of this Agreement or the consummation of the transactions contemplated herein.

     2. The provisions hereof constitute the entire Agreement between the parties with respect to the subject matter hereof, and there are no representations, inducements, promises, or agreements, oral or otherwise, between the parties that are not embodied herein. No amendment to this Agreement shall be binding unless in writing and signed by all parties.

     3. This Agreement may be executed in multiple counterparts each of which shall be deemed an original and all of which together shall constitute one and the same Agreement.

IN WITNESS WHEREOF, The undersigned have caused this Agreement to be executed as of the date first above written.

FOUNDERS:

Signed: /s/
        Angela Bryant

Signed: /s/
        Donald M. Crews

Signed: /s/
        J. Alan Eason

Signed: /s/
        Rowland T. Eskridge, Sr.

Signed: /s/
        Bobby Y. Franklin

Signed: /s/
        Carrol E. Franklin
Signed: /s/
        James Hannah

Signed: /s/
        Maurice Hannah

Signed: /s/
        Liz G. Jordan

Signed: /s/
        Joe Sheppard

COMMUNITY NATIONAL BANCORPORATION


By:/s/
   Theron G. Reed, President




                               EXHIBIT A.

Name of Founder                Subscription Amount   Position at
Bank

Angela Bryant               $ 15,000/ 1,500 shares    Director

Donald M. Crews             $150,000/15,000 shares    Director

J.Alan Eason                $100,000/10,000 shares    Director

Rowland T.Eskridge, Sr.      $120,000/12,000 shares    Advisory Board

Bobby Y.Franklin            $160,000/16,000 shares    Advisory Board

Carrol E. Franklin          $110,000/11,000 shares    Director

James Hannah                $110,000/11,000 shares    Advisory Board

Maurice Hannah              $100,000/10,000 shares    Director

Liz G. Jordan               $ 25,000/ 2,500 shares    Advisory Board

Joe Sheppard                $110,000/11,000 shares    Director



                                EXHIBIT 10(b)

EMPLOYMENT AGREEMENT


This Employment Agreement (the "Agreement") is made and entered into the 27th day of December, 1997, by and between Community National Bancorporation, (the "Employer"), a Georgia corporation, and Rowland
T. Eskridge, Sr., (the "Employee"), an adult resident of the State of Georgia.

A.  Employer is engaged in the business of banking; and

B. Employer desires to employ the Employee under the terms and conditions set forth herein; and

C.  Employee desires to be employed by Employer in such capacity.

NOW THEREFORE, based on the mutual covenants and conditions contained herein, the parties hereto agree as follows:

1. Employment. Employee shall provide to Employer the following services: (a) assist the Employer during the process of application for regulatory approval of the branch bank (the "Bank"); (b) oversee the construction of the new Bank building along with the purchasing of all equipment and supplies necessary to carry on the daily operations of the Bank; (c) serve as Vice President of Business Development for the Bank; (d) assist Employer in promotion of a public offering to capitalize the Bank (the "Offering"); (e) Employee shall have no role in credit approval or administrative decision making processes of Employer or the Bank; and (f) Employee will serve as Chairman of the Advisory Board.

2. Best Efforts of Employee. Employee agrees to perform faithfully, industriously, and to the best of Employee's ability, experience, and talents, all of the duties that may be required by the express and implicit terms of this Agreement, to the reasonable satisfaction of Employer. Such duties shall be provided at such place(s) as the business, or circumstances of the Employer may require from time to time.

3. Compensation of Employee. As compensation for the services provided by Employee under this Agreement, Employer will pay Employee as follows: (a) a guaranteed base annual salary of $52,500; plus (b)(i) a bonus of $12,500 at the end of the first year of employment if the Offering was successfully completed as provided in that certain Bank Development Agreement dated the 24th day of December, 1997, and the Bank has received regulatory approval and opened for business; and (ii) a bonus of $12,500 at the end of the second year of employment if the Bank has achieved, by 2nd full year, total deposits of $10,000,000 and total loans of $5,000,000.

Upon termination of this Agreement, payments under this paragraph shall cease, provided, however, that the Employee shall be entitled to payments for periods or partial periods that occurred prior to the date of termination and for which the Employee has not yet been paid.
Accrued vacation will be paid in accordance with state law and the Employer's customary procedures.

4. Reimbursement for Expenses in Accordance with Employer's Policy. The Employer will reimburse Employee for documented "out-of-pocket" expenses in accordance with Employer policies in effect from time to time.

5. Recommendations for Improving Operations. Employee shall provide Employer with all information, suggestions, and recommendations regarding Employer's business, of which Employee has knowledge, that will be of benefit to Employer.

6. Confidentiality. Employee recognizes that Employer has and will have information including, but not limited to, the following: products, prices, costs, future plans, business affairs, processes, technical matters, customer lists, deposit and loan information, salary and employment information, financial information, and other vital information whether or not such materials shall constitute "trade secrets" under the O.C.G.A. or common law (collectively "Information") which are valuable, special and unique assets of Employer. Employee agrees that the Employee will not at any time or in any manner, either directly or indirectly, divulge, disclose, or communicate in any manner any Information to any third party without prior written consent of the Employer. Employee will protect the Information and treat it as strictly confidential. A violation by Employee of this paragraph shall be a material violation of this Agreement and will justify legal and/or equitable relief including without limitation, termination of this Agreement without further obligation hereunder.

7. Unauthorized Disclosure of Information. If it appears that Employee has disclosed (or has threatened to disclose) Information in violation of this Agreement, Employer shall be entitled to an injunction to restrain Employee from disclosing, in whole or in part, such Information, or from providing any services to any party to whom such Information has been disclosed or may be disclosed. Employer shall not be prohibited by this provision from pursuing other remedies, including other legal or equitable relief as provided by law.

8. Confidentiality After Termination of Employment. The confidentiality provisions of this Agreement shall remain in full force and effect for a period of five (5) years after the termination of Employee's employment.

9. Non-Compete Agreement. Recognizing that the various items of Information are special and unique assets of the company and that Employee shall be responsible for developing business relationships on behalf of Employer, Employee agrees and covenants that for a period of one year following the termination of Employee's employment, whether such termination is voluntary or involuntary, with or without cause, Employee will not directly or indirectly engage in any business competitive with Employer. This covenant shall apply to the geographical area that includes the area within a twenty-five (25) mile radius of St. Mary's Georgia. Directly or indirectly engaging in any competitive business includes, but is not limited to, (i) engaging in a business as owner, partner, or agent, (ii) becoming an employee of any third party that is engaged in such business, (iii) becoming interested directly or indirectly in any such business, or (iv) soliciting any customer of Employer for the benefit of a third party that is engaged in such business. Employee agrees that this non-compete provision will not adversely affect the Employee's livelihood.

10. Employee's Inability to Contract for Employer. Employee shall not have the right or authority to make any contract or commitment for or on behalf of Employer without first obtaining the express written consent of Employer. Employee shall indemnify and hold Employer harmless from any loss or damage as a result of violation of this provision.

11. Vacation. Employee shall be entitled to fifteen (15) paid vacation days per year. Vacation requests exceeding ten (10) consecutive business days require prior written approval of Employer.

12.  Sick Leave/Personal Business.  Employee shall be entitled to one
(1) day of paid leave per month, due to illness or to attend to personal business, not to exceed ninety (90) days in any year. All requests for sick days and personal days off shall be made by Employee in accordance with Employer policies in effect from time to time.

13. Holidays. Employee shall be entitled to paid holidays during each calendar year in accordance with Employer policies in effect from time to time.

14. Other Benefits. Hospitalization, major medical, dental, and prescription drug insurance coverage, to be provided according to the terms of Employer's Group Insurance Plan in effect from time to time.

Employee shall be provided use of an automobile during the term of this Agreement, including related expenses according to standard Employer reimbursement policy.

15. Term/Termination. Employee's employment under this Agreement shall be for two (2) years, beginning on the date of this Agreement. Notwithstanding the foregoing, if Employee is in violation of this Agreement, or if the Offering is not successfully completed as provided in Section 3(b)(i), Employer may terminate employment upon 30 days notice and without compensation to Employee after the date of such termination.

16. Compliance with Employer's Rules. Employee agrees to comply with all of the rules and regulations of Employer.

17. Return of Property. Upon termination of this Agreement, the Employee shall deliver all property (including keys, records, notes, data, memoranda, models, and equipment) that is in the Employee's possession or under the Employee's control which is Employer's property or related to Employee's business.

18. Notices. All notices required or permitted under this Agreement shall be in writing and shall be deemed delivered when delivered in person or deposited in the United States mail, postage paid, addressed as follows:

Employer:

  Community National Bancorporation
  President
  561 E. Washington Street
  P.O. Box 2619
  Ashburn, Georgia 31714-2619
  United States of America

Employee:

  Rowland T. Eskridge, Sr.
  611 Bealey Street
  P.O. Box 126
  St. Marys, Georgia 31558
  United States of America

Such addresses may be changed from time to time by either party by providing written notice in the manner set forth above.

19. Entire Agreement. This Agreement contains the entire agreement of the parties and there are no other promises or conditions in any other agreement whether oral or written. This Agreement supersedes any prior written or oral agreements between the parties.

20. Amendment. This Agreement may be modified or amended, if the amendment is made in writing and is signed by both parties.

21. Severability. If any provisions of this Agreement shall be held to be invalid or unenforceable for any reason, the remaining provisions shall continue to be valid and enforceable. If a court finds that any provision of this Agreement is invalid or unenforceable, but that by limiting such provision it would become valid or enforceable, then such provision shall be deemed to be written, construed, and enforced as so limited.

22. Waiver of Contractual Right. The failure of either party to enforce any provision of this Agreement shall not be construed as a waiver or limitation of that party's right to subsequently enforce and compel strict compliance with every provision of this Agreement

23. Applicable Law. This Agreement shall be governed by the laws of the State of Georgia.

EMPLOYER:

COMMUNITY NATIONAL BANCORPORATION


By: /s/
    Theron G. Reed, President


AGREED TO AND ACCEPTED

EMPLOYEE:

By: /s/
    Rowland T. Eskridge, Sr.



                                 EXHIBIT 21

                       SUBSIDIARIES OF REGISTRANT


COMMUNITY NATIONAL BANK
561 East Washington Avenue
Ashburn, Georgia 31714



                           EXHIBIT 27


Financial Data Schedule Submitted Under
Item 601 (a) (27) of Regulation S-B

THIS SCHEDULE CONTAINS SUMMARY FINANCIAL INFORMATION EXTRACTED FROM COMMUNITY NATIONAL BANCORPORATION'S CONSOLIDATED FINANCIAL STATEMENTS FOR THE FISCAL YEARS ENDED DECEMBER 31, 1997 AND 1996 AND IS QUALIFIED IN ITS ENTIRETY BY REFERENCE TO SUCH FINANCIAL STATEMENTS.

Item Number        Item Description                     Amount
9-03(1)            Cash and due from banks           $   2,770,621
9-03(2)            Interest-bearing deposits                60,000
9-03(3)            Federal funds sold - purchased
                     securities for resale               2,250,000
9-03(4)            Trading account assets                        0
9-03(6)            Investment and mortgage backed
                     securities held for sale            7,077,909
9-03(6)            Investment and mortgage backed
                     securities held to maturity
                     - carrying value                            0
9-03(6)            Investment and mortgage backed
                     securities held to maturity
                     - market value                              0
9-03(7)            Loans                                77,356,982
9-03(7)(2)         Allowance for losses                  1,565,923
9-03(11)           Total assets                         91,594,387
9-03(12)           Deposits                             83,842,159
9-03(13)           Short-term borrowings                         0
9-03(15)           Other liabilities                       574,556
9-03(16)           Long-term debt                                0
9-03(19)           Preferred stock - mandatory
                     redemption                                  0
9-03(20)           Preferred stock - no mandatory
                     redemption                                  0
9-03(21)           Common stocks                         3,479,988
9-03(22)           Other stockholders' equity            3,697,684
9-03(23)           Total liabilities and
                     stockholders' equity               91,594,387
9-04(1)            Interest and fees on loans            7,698,998
9-04(2)            Interest and dividends on
                     investments                           602,567
9-04(4)            Other interest income                         0
9-04(5)            Total interest income                 8,301,565
9-04(6)            Interest on deposits                  3,964,724
9-04(9)            Total interest expense                3,965,629
9-04(1)            Net interest income                   4,335,936
9-04(11)           Provision for loan losses               735,300
9-04(13)(h)        Investment securities gains/losses        4,773
9-04(14)          Other expenses                         2,227,859
9-04(15)          Income/loss before income tax          1,876,935
9-04(17)          Income/loss before extraordinary
                    items                                1,876,935

9-04(18)          Extraordinary items, less tax                  0
9-04(19)          Cumulative change in accounting
                    principles                                   0
9-04(20)          Net income or loss                     1,041,943
9-04(21)          Earnings per share - primary                 .98
9-04(21)          Earnings per share - fully diluted           .81



I.B.5             Net yield - interest earning
                    assets - actual                           5.41%
III.C.1(a)        Loans on non-accrual                      16,600
III.C.1(b)        Accruing loans past due 90 days
                    or more                                 46,453
III.C.1(c)        Troubled debt restructuring                    0
III.C.2           Potential problem loans                   63,053
IV.A.1            Allowance for loan loss - beginning
                    of period                            1,200,398
IV.A.2            Total chargeoffs                         476,112
IV.A.3            Total recoveries                         106,337
IV.A.4            Allowance for loan loss - end
                   of period                             1,565,923
IV.B.1            Loan loss allowance allocated to
                    domestic loans                       1,556,000
IV.B.2            Loan loss allowance allocated to
                    foreign loans                                0
IV.B.3            Loan loss allowance - unallocated          9,923