Form 10QSB
period 1998-03-31
COMMUNITY NATIONAL BANCORPORATION
filed 1998-05-15
CIK 855386

SECURITIES AND EXCHANGE COMMISSION
     WASHINGTON, D.C. 20549
     -----------------------------------
     FORM 10-QSB

     QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
     OF THE SECURITIES   EXCHANGE ACT OF 1934


     For the quarterly period ended March 31, 1998
     Commission File No. 33-31013-A

     COMMUNITY NATIONAL BANCORPORATION
     ----------------------------------
     (Exact name of small business issuer as specified in its charter)

     Georgia                               58-186963
     -----------------------  ----------------------------------
     (State of Incorporation)  (I.R.S. Employer Identification No.)

     561 E. Washington Avenue, P.O. Box 2619,
     Ashburn, Georgia 31714
     -----------------------------------------
     (Address of Principal Executive Offices)

     (912) 567-9686
     --------------
     (Issuer's Telephone Number, Including Area Code)

     Not Applicable
     --------------
     (Former Name, Former Address and Former Fiscal Year, if
     Changed Since Last Report)

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

     Common stock, no par value per share, 1,060,758 shares outstanding as of May 11, 1998.

     Transitional Small Business Disclosure Format (Check one):
     Yes          No    X
     PART I
     FINANCIAL INFORMATION

     COMMUNITY NATIONAL BANCORPORATION
     ASHBURN, GEORGIA
     Consolidated Balance Sheets

     Item 1.  Financial Statements.

     ASSETS
     ------

                                         March 31,   December 31,
                                             1998          1997
     Cash and due from banks             (Unaudited)   (Unaudited)

     Federal funds sold                   2,880,000      2,250,000
                                        -----------    -----------
      Total cash and cash equivalents   $ 5,174,002    $ 5,020,621
     Securities: Available for sale,
      at fair values                      7,101,825      7,077,909
     Loans, net                          81,280,661     75,791,059
     Property and equipment, net          1,580,671      1,323,876
     Other assets                         2,214,111      2,380,922
                                        -----------    -----------
     Total Assets                       $97,351,270    $91,594,387
                                        ===========    ===========

     LIABILITIES AND SHAREHOLDERS'
      EQUITY
     ------------------------------------
     Liabilities:
      Deposits
       Non-interest bearing deposits    $ 5,676,535    $ 7,488,707
       Interest bearing deposits         83,428,776     76,353,452
                                        -----------    -----------
         Total deposits                 $89,105,311    $83,842,159
     Other liabilities                      878,748        574,556
                                        -----------    -----------
       Total liabilities                $89,984,059    $84,416,715
                                        ===========    ===========
     Commitments and contingencies
     Shareholders' Equity:
      Common stock, no par value,
      10,000,000 shares authorized,
      1,061,751 and 1,060,251 shares
      issued at March 31, 1998 and
      December 31, 1997, respectively;
      1,055,751 and 1,054,251 shares
      outstanding at March 31, 1998
      and December 31, 1997,
      respectively                      $ 3,484,988    $ 3,479,988
      Less:  Treasury stock                (40,000)       (40,000)
      Retained earnings                   3,911,019      3,726,950
      Unrealized gain on securities, net     11,204         10,734
                                        -----------    -----------
       Total Shareholders' Equity         7,367,211    $ 7,177,672
                                        -----------    -----------
     Total liabilities and
      shareholders' equity             $97,351,270     $91,594,387
                                       ===========     ===========
     Refer to notes to the consolidated financial statements.

     COMMUNITY NATIONAL BANCORPORATION
     ASHBURN, GEORGIA
     Unaudited Consolidated Statements of Income
     For the quarter ended
                                                   March 31,
                                             1998          1997

     Interest income                     $2,344,597    $1,881,075
     Interest expense                     1,106,819       907,072
                                        -----------    ----------

     Net interest margin                  1,237,778       974,003
     Provision for possible loan losses     150,000       103,500
                                        -----------    -----------
     Net interest income after provision
      for possible loan losses            1,087,778       870,503
                                        -----------    -----------
     Gain on sale of securities               3,728            - -
     Service charges                        120,419        104,892
     Other fees                              22,478         27,247
                                        -----------    -----------
     Total other income                     146,625        132,139
                                        -----------    -----------
     Salaries and benefits                  362,282        251,806
     Advertising and business
      development                            29,349         12,599
     Repairs and maintenance                 21,611         19,095
     Depreciation                            54,062         46,637
     Legal and professional                  28,390         26,111
     Data Processing                         33,453         20,058
     Regulatory fees and assessments         13,623         11,709
     Other operating expenses               167,634         99,550
                                        -----------    -----------
     Total operating expenses               710,404        487,565
                                        -----------    -----------
     Net income (loss) before taxes         523,999        515,077
     Provision for income taxes             234,505        231,375

                                        -----------    -----------
     Net income after taxes              $  289,494     $  283,702
                                        ===========    ===========
     Basic income Per Share              $      .27     $      .27
                                        ===========    ===========
     Diluted income Per Share            $      .22     $      .23
                                        ===========    ===========
     Refer to notes to the financial statements.


     COMMUNITY NATIONAL BANCORPORATION
     ASHBURN, GEORGIA
     Unaudited Consolidated Statements of Cash Flows for the quarter ended


                                                March 31,
                                            1998           1997

     Cash flows from operating
      activities                        $   944,922    $   622,661
                                        -----------    -----------

     Cash flows from investing
      activities:
       Securities, available-for-sale
        Maturities and paydowns         $ 1,511,747    $   100,000
        Purchase of securities           (1,521,014)           - -
        Purchase of fixed assets           (305,399)       (51,015)
        Increase in loans                (5,639,602)    (6,123,270)
                                         -----------    -----------
     Net cash used in investing
     activities                         $(5,954,268)   $(6,074,285)

     Cash flows from financing
      activities:
       Increase in customer deposits    $ 5,263,152    $ 3,820,493
       Exercise of warrants                   5,000            - -
       Payment of cash dividends           (105,425)       (98,957)
       (Decrease) in lease obligations          - -        (15,186)
     Net cash provided from financing
      activities                        $ 5,162,727    $ 3,706,350
                                        -----------    -----------

     Net increase in cash and cash
      equivalents                       $   153,381    $(1,745,274)
     Cash and cash equivalents,
      beginning of period                 5,020,621      6,112,819
                                         -----------  ------------
     Cash and cash equivalents,
      end of period                     $ 5,174,002    $ 4,367,545
                                        ===========   ============

     Refer to notes to the financial statements.

     COMMUNITY NATIONAL BANCORPORATION
     ASHBURN, GEORGIA
     Notes to financial statements (Unaudited)
     March 31, 1998


     NOTE 1 BASIS OF PRESENTATION.

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. For further information, refer to the financial statements and footnotes included in the Company's annual report on Form 10-KSB for the year ended December 31, 1997.


     NOTE 2 ORGANIZATION OF THE BUSINESS.

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


     NOTE 3 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES.

              BASIS OF PRESENTATION AND RECLASSIFICATION.

              The consolidated financial statements include the accounts of the Company and the Bank. All significant intercompany accounts and transactions have been eliminated in consolidation. Certain prior year amounts have been reclassified to conform to the current year presentation.
     Both earnings per share and shareholders' equity for both the year ended and as of December 31, 1997 were reclassified to allow for the three-for-one stock split which was effected during the fourth quarter of 1998.

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

              INVESTMENT SECURITIES.

              The Company adopted Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investment in Debt and Equity Securities" ("SFAS 115"). SFAS 115 requires investments in equity and debt securities to be classified into three categories:

              1.  HELD-TO-MATURITY SECURITIES:

                  These are securities which the Company has the ability and intent to hold until maturity. These securities are stated at cost, adjusted for amortization of premiums and the accretion of discounts. As of December 31, 1997 and March 31, 1998, the Company had no securities in this category.

               2.  TRADING SECURITIES:

                   These are securities which are bought and held principally for the purpose of selling in the near future. Trading securities are reported at fair market value, and related unrealized gains and losses are recognized in the income statement. As of December 31, 1997 and March 31, 1998, the Company had no securities in this category.

               3.  AVAILABLE-FOR-SALE SECURITIES:

                   These are securities which are not classified as either held-to-maturity or as trading securities. These securities are reported at fair market value. Unrealized gains and losses are reported, net of tax, as separate components of shareholders' equity. Unrealized gains and losses are excluded from the income statement.

              A decline below cost in the fair value of any available-for sale or held-to-maturity security that is deemed other than temporary, results in a charge to income and the establishment of a new cost basis for the security.

              Purchase premiums and discounts on investment securities are amortized and accreted to interest income using the level yield method on the outstanding principal balances. In establishing the accretion of discounts and amortization of premiums, the Company utilizes market based prepayment assumptions. Interest and dividend income are recognized when earned. Realized gains and losses for securities sold are included in income and are derived using the specific identification method for determining the costs of securities sold.

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

              Accrual of interest on loans is discontinued either when reasonable doubt exists as to the full or timely collection of interest or principal or when a loan becomes contractually past due by 90 days or more with respect to interest or principal. When a loan is placed on non-accrual status, all interest previously accrued but not collected is reversed against current period interest income. Income on such loans is then recognized only to the extent that cash is received and where the future collection of principal is probable. Loans are returned to accrual status only when they are brought fully current with respect to interest and principal and when, in the judgment of management, the loans are estimated to be fully collectible as to both principal and interest.

              The Company adopted Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan," as amended by SFAS 118, "Accounting for Impairment of a Loan - Income Recognition and Disclosure". These standards require impaired loans to be measured based on the present value of expected future cash flows discounted at the loan's original effective interest rate, or at the loan's observable market price, or the fair value of the collateral if the loan is collateral dependent. A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the note agreement.
     Cash receipts on impaired loans which are accruing interest are applied to principal and interest under the contractual terms of the loan agreement. Cash receipts on impaired loans for which the accrual of interest has been discontinued are applied to reduce the principal amount of such loans until the principal has been recovered and are recognized as interest income thereafter.

              ALLOWANCE FOR POSSIBLE LOAN LOSSES.

              The allowance for loan losses is established through provisions charged to operations. Such provisions are based on management's evaluation of the loan portfolio under current economic conditions, past loan loss experience, adequacy of underlying collateral, changes in the nature and volume of the loan portfolio, review of specific problem loans, and such other factors which, in management's judgment, deserve recognition in estimating loan losses. Loans are charged-off when, in the opinion of management, such loans are deemed to be uncollectible. Subsequent recoveries are added to the allowance.

              Management believes that the allowance for loan losses is adequate. While management uses available information to recognize losses of loans, future additions to the allowance may be necessary based on changes in economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company's allowance for loan losses. Such agencies may require the Company to recognize additions to the allowance for loan losses based on their judgments about information available to them at the time of their examination.

              PROPERTY AND EQUIPMENT.

              Building, furniture andequipment are stated at cost, net of accumulated depreciation. Depreciation is computed using the straight line method over the estimated useful lives of the related assets. Maintenance and repairs are charged to operations, while major improvements are capitalized. Upon retirement, sale or other disposition of property and equipment, the cost and accumulated depreciation are eliminated from the accounts, and gain or loss is included in income from operations.

              INCOME TAXES.

              The consolidated financial statements have been prepared on the accrual basis. When income and expenses are recognized in different periods for financial reporting purposes and for purposes of computing income taxes currently payable, deferred taxes are provided on such temporary differences. The Company files a consolidated income tax return. Taxes are accounted for in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"). Under SFAS 109, deferred tax assets and liabilities are recognized for the expected future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be realized or settled. Under SFAS 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

              STATEMENT OF CASH FLOWS.

              For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks and federal funds sold. Generally, federal funds are purchased or sold for one day periods.

              EARNINGS PER SHARE ("EPS").

              The Company adopted Statement of Financial Accounting Standard No. 128, "Earnings Per Share" ("SFAS 128"). SFAS 128 establishes standards for computing and presenting EPS. Because the Company has a complex capital structure, it is required to report: (i) basic EPS and (ii) diluted EPS.
     Basic EPS is defined as the amount of earnings available to each share of common stock outstanding during the reporting period. Diluted EPS is defined as the amount of earnings available both to each share of common stock outstanding during the reporting period and to each share that would have been outstanding assuming the issuance of common stock for all dilutive potential common stock outstanding during the reporting period.

              Basic EPS is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted EPS is computed assuming the conversion of all warrants and options. For both three-month periods ended March 31, 1998 and 1997, basic EPS amounted to $.27. For the three-month periods ended March 31, 1998 and 1997, diluted EPS amounted to $.22 and $.23, respectively.

     ITEM 2   MANAGEMENT DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATION.

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

              The Bank obtained the necessary approvals to open both its second and third branches. The second branch ("Ashburn Branch") will be located in Ashburn, Georgia, near the Bank's Main Office. The Ashburn Branch will relieve the high level of activity at the Main Office and thus improve convenience to local customers. The third branch ("St. Marys Branch") will be located in St. Marys, Georgia, approximately 150 miles from Ashburn, Georgia, and will be opened upon successful completion of the public offering described below. St. Marys, Georgia is currently experiencing a level of high economic growth, from which the Bank expects to develop an increased deposit base and further diversify its loan portfolio through the addition of the St. Marys Branch. It is projected that the majority of the loans in St. Marys, Georgia will be to commercial businesses and to homeowners purchasing primary residences. Since the Bank's current loan portfolio is concentrated in agricultural loans, loans from the St. Marys Branch will diversify the portfolio and reduce the relative risk of loan losses in the event that the farming industry experiences a downturn. It is anticipated that the Ashburn Branch and the St. Marys Branch will be operational in the third and fourth calendar quarters of 1998, respectively.

              In order to fund the anticipated growth resulting from the above branches and from its current offices, the Bank will need capital over and above the retained earnings generated from operations. Consequently, the Company will commence an offering to sell a minimum of 300,000 shares and a maximum of 400,000 shares of its no par common stock at a price of $10.00 per share. At least $2.5 million of the funds raised in the offering will be injected into the Bank's capital accounts. The Registration Statement was declared effective May 11, 1998.

              On August 6, 1990 the subsidiary Bank was capitalized with a $3.3 million injection from the Company. By March 31, 1998, the Bank's capital had increased to $7.2 million through retained earnings. This level of capitalization, as measured by the Bank's primary regulator, the OCC, is adequate based on the following capital ratios and guidelines.

                                 Bank's        Minimum required
                               Mar. 31, 1998      by Regulator

        Leverage ratio            7.6%                4.0%
        Risk weighted ratio      10.5%                8.0%

              Total assets increased by $5.7 million to $97.3 million during the three-month period ended March 31, 1998. The increase was generated from higher deposits and profits. The additional funds that were generated through growth were utilized primarily to expand the loan portfolio by $5.5 million and increase cash and cash equivalents by $.2 million.

              Liquidity is the Company's ability to meet all deposit withdrawals immediately, while also providing for the credit needs of customers. The March 31, 1998 financial statements evidence a satisfactory liquidity position as total cash and cash equivalents amounted to $5.2 million, representing 5.3% of total assets. Investment securities amounted to $7.1 million, representing 7.3% of total assets; these securities provide a secondary source of liquidity since they can be converted into cash in a timely manner. The subsidiary Bank is a member of the Federal Reserve System and is maintaining relationships with several correspondent banks and, thus, could obtain funds on short notice. The Company's management closely monitors and maintains appropriate levels of interest earning assets and interest bearing liabilities, so that maturities of assets are such that adequate funds are provided to meet customer withdrawals and loan demand. There are no trends, demands, commitments, events or uncertainties that will result in or are reasonably likely to result in the Company's liquidity increasing or decreasing in any material way.

              RESULTS OF OPERATIONS

              Net income for the three months ended March 31, 1998 amounted to $289,494 or $.22 per diluted share. For the three-month period ended March 31, 1997, net income amounted to $283,702 or $.25 per diluted share. Basic earnings per share for both three-month periods ended March 31, 1998 and 1997 was $.27. Below is a more detailed discussion concerning results of operations for the three-month periods ended March 31, 1998 and 1997.

              a. Earning assets have increased from $76.9 million at March 31, 1997 to $92.9 million at March 31, 1998. As a consequence, net interest income, which represents the difference between interest received on interest earning assets and interest paid on interest bearing liabilities, has increased from $974,003 to $1,237,778 for the same period one year later, representing an increase of $263,775, or 27.1%.

              b. Other income increased from $132,139 for the three-month period ended March 31, 1997 to $146,625 for the three-month period ended March 31, 1998. The above increase of $14,486 represents an 11.0% improvement. This increase is primarily due to increased activity in transactional accounts due to a higher deposit base.

              c. Other operating expenses increased from $487,565 for the three-month period ended March 31, 1997 to $710,404 for the three-month period ended March 31, 1998. The above increase amounting to $222,839 represents an increase of 45.7%. The primary reasons for the increase are as follows:

                  (i)   The branch in Cordele, Georgia was not
     operational during the first quarter of 1997. Therefore, the Cordele Branch's operating expenses, including salaries, advertising, etc., are included only the three month period ended March 31, 1998.

                 (ii) The Company incurred significant expenses with respect to obtaining approval to establish a branch in St. Marys, Georgia, and for the filing of a Registration
     Statement pursuant to the public offering.

              At March 31, 1998, the allowance for loan losses amounted to $1,706,276, or 2.06% of gross loans, slightly higher than year-end 1997. At December 31, 1997, the allowance amounted to $1,565,923, or 2.02% of gross loans. Management considers the allowance for loan losses to be adequate and sufficient to absorb possible future losses; however, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses or that additional provisions to the allowance will not be required.

              The Company is not aware of any current
     recommendation by the regulatory authorities which, if they were to be implemented, would have a material effect on the Company's liquidity, capital resources, or results of operations.

     PART II
     OTHER INFORMATION


     ITEM 1.  LEGAL PROCEEDINGS.

              There are no material pending legal proceedings to which the Company or theBank is a party or of which any of their property is the subject.

     ITEM 2.  CHANGES IN SECURITIES.

              (a)  None.
              (b)  None.

     ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

              None.

     ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

              None.

     ITEM 5.  OTHER INFORMATION.

              Registrant filed a Registration Statement on Form SB-2 with the Securities and Exchange Commission which Registration Statement became effective May 11, 1998.
     Pursuant to the Registration Statement, 400,000 shares of no par common stock were registered for sale at an offering price of $10.00 per share.

     ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

              (a)  Exhibits:

                   27  Financial Data Schedule

              (b)  Reports on Form 8-K

                   There were no reports on Form 8-K filed during the quarter ended March 31, 1998.

     SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

     COMMUNITY NATIONAL BANCORPORATION
     (Registrant)

     By: /s/
     T. Brinson Brock, Sr.
     Executive Vice President, Principal Executive Officer and
     Principal Accounting Officer

     Date: May 14, 1998