Form 10QSB
period 1998-06-30
COMMUNITY NATIONAL BANCORPORATION
filed 1998-08-14
CIK 855386

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

-----------------------------------

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1998
Commission File No. 33-31013-A


COMMUNITY NATIONAL BANCORPORATION
-----------------------------------
(Exact name of small business issuer as specified in its charter)

        Georgia                              58-186963
-----------------------               -------------------
(State of Incorporation)               (I.R.S. Employer
Identification No.)

561 E. Washington Avenue, P.O. Box 2619, Ashburn, Georgia 31714
---------------------------------------------------------------
Address of Principal Executive Offices)

912) 567-9686
-------------
(Issuer's Telephone Number, Including Area Code)

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

Common stock, no par value per share, 1,118,871 shares outstanding as of August 10, 1998.

Transitional Small Business Disclosure Format (Check one):
Yes              No    X



PART I
FINANCIAL INFORMATION

COMMUNITY NATIONAL BANCORPORATION
ASHBURN, GEORGIA
Consolidated Balance Sheets

Item 1. Financial Statements
----------------------------

                           ASSETS

                                     June 30,         December 31,
                                      1998                1997
                                    (Unaudited)       (Unaudited)

Cash and due from banks           $  2,148,050      $  2,770,621
Federal funds sold, net              4,180,000         2,250,000
                                   ------------      -----------
  Total cash and cash
  Equivalents                     $  6,328,050      $  5,020,621
Securities:
 Available for sale, at
 fair values                         6,949,469         7,077,909
Loans, net                          86,945,687        75,791,059
Property and equipment, net          1,741,156         1,323,876
Other assets                         2,717,880         2,380,922
                                  ------------        ----------

Total Assets                      $104,682,242       $91,594,387
                                  ============       ===========

                LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
 Deposits
  Non-interest bearing deposits  $   5,758,063       $ 7,488,707
  Interest bearing dep              90,400,974        76,353,452
                                 -------------       -----------
    Total deposits               $  96,159,037       $83,842,159
Other liabilities                      789,213           574,556
                                 -------------       -----------
  Total liabilities              $  96,948,250       $84,416,715
                                 -------------        ----------

Commitments and contingencies

Shareholders' Equity:
Common stock, no par value,
 10,000,000 shares authorized,
 1,091,751 and 1,060,251
 shares issued at June 30,
 1998 and December 31, 1997,
 respectively; 1,084,366 and
 1,054,251 shares outstanding
 at June 30, 1998 and December
 31, 1997, respectively          $   3,603,658       $ 3,479,988
 Less:  Treasury stock                 (53,850)          (40,000)
Retained earnings                    4,168,039         3,726,950
Unrealized gain on
 securities, net                        16,145            10,734
                                 -------------        ----------

  Total Shareholders' Equity         7,733,992       $ 7,177,672
                                 -------------       -----------

Total liabilities and
 shareholders' equity            $ 104,682,242       $91,594,387
                                 =============       ===========

Refer to notes to the consolidated financial statements.

COMMUNITY NATIONAL BANCORPORATION
Ashburn, Georgia
Consolidated Statements of Income
for the three months ended

                                            June 30,
                                    1998               1997

Interest income                $   2,492,880         $  2,046,886
Interest expense                   1,201,417              986,883
                               -------------         ------------
Net interest income            $   1,291,463         $  1,060,003

Provision for possible
 loan losses                         150,000              186,000
                               -------------         ------------
Net interest income after
 Provision for possible
 loan losses                   $   1,141,463         $    874,003
                               -------------         ------------
Other income
 Service charges               $     110,172         $    102,711
 Other fees                           14,211               16,216
                               -------------         ------------
  Total other income           $     124,383         $    118,927
                               -------------         ------------
Salaries and benefits          $     350,832         $    252,113
Advertising and business
 development                          25,339               22,755
Repairs and maintenance               26,706               24,023

Depreciation                          39,210               41,261
Legal and professional                50,460               25,430
Data processing                       36,026               30,810
Regulatory fees and assessment        12,023               11,952
Other operating expenses             188,230              115,464
                               -------------         ------------
  Total operating expenses     $     728,826         $    523,808
                               -------------         ------------
Net income before taxes        $     537,020         $    469,122
Income taxes                         280,000              230,300
                               -------------         ------------
Net income                     $     257,020         $    238,822
                               =============         ============
Basic income per share         $         .23         $        .22
                               =============         ============
Diluted income per share       $         .22         $        .21
                               =============         ============

Refer to notes to the consolidated financial statements.


COMMUNITY NATIONAL BANCORPORATION
Ashburn, Georgia
Consolidated Statements of Income
for the six months ended

                                            June 30,
                                     1998                 1997

Interest income                $   4,837,477         $  3,927,961
Interest expense                   2,308,236            1,893,955
                               -------------         ------------
Net interest income            $   2,529,241         $  2,034,006

Provision for possible
 loan losses                         300,000              289,500
                               -------------         ------------
Net interest income after
 Provision for possible
 loan losses                   $   2,229,241         $  1,744,506
                               -------------         ------------
Other income
 Gain on sale of securities    $       3,728         $        - -
 Service charges                     230,591              207,603
 Other fees                           36,689               43,463
                               -------------         ------------
  Total other income           $     271,008         $    251,066
                               -------------         ------------

Salaries and benefits          $     713,114         $    503,919
Advertising and business
 development                          54,688               35,354
Repairs and maintenance               48,317               43,118
Depreciation                          93,272               87,898
Legal and professional                78,850               51,541
Data processing                       69,479               50,868
Regulatory fees and assessments       25,646               23,661
Other operating expenses             355,864              215,014
                               -------------         ------------
  Total operating expenses     $   1,439,230         $  1,011,373
                               -------------         ------------
Net income before taxes        $   1,061,019         $    984,199

Income taxes                         514,505              461,675
                               -------------         ------------
Net income                     $     546,514         $    522,524
                               =============         ============
Basic income per share         $         .50         $        .50
                               =============         ============
Diluted income per share       $         .44         $        .44
                               =============         ============

Refer to notes to the consolidated financial statements.

COMMUNITY NATIONAL BANCORPORATION
Ashburn, Georgia
Consolidated Statements of Cash Flows
(Unaudited)


For the six-month period
                                         Ended June 30,
                                   1998                  1997

Cash flows from operating
 activities:                   $     860,603         $    415,270
                               -------------         ------------
Cash flows from investing
 activities:
  Purchase of fixed assets     $    (510,552)        $    (73,904)
  Purchase of securities, AFS     (1,521,014)          (1,084,688)
  Maturity and paydowns, AFS       1,611,747            1,102,000
  (Increase) in loans, net       (11,454,628)          (9,144,939)
                               -------------          ------------
Net cash used by investing
 activities                    $ (11,874,447)        $ (9,201,531)
                               -------------         ------------
Cash flows from Financing
 Activities:
  Gain on sale of treasury
   stock                       $       4,820         $        - -
  Increase in deposits            12,316,878           10,275,459
  Payment of cash dividends         (105,425)             (98,957)
  Exercise of stock warrants         105,000                  - -
  Decrease in lease obligations          - -              (15,186)
                               -------------         ------------
Net cash provided from
 financing activities          $  12,321,273         $ 10,161,316
                               -------------         ------------

Net increase in cash and
 cash equivalents              $   1,307,429         $  1,375,055
Cash and cash equivalents,
 beginning of period               5,020,621            6,112,819
                               -------------         ------------
Cash and cash equivalents,
 end of period                 $    6,328,05         $  7,487,874
                               =============         ============

Refer to notes to the financial statements.

COMMUNITY NATIONAL BANCORPORATION
ASHBURN, GEORGIA
Notes to financial statements (Unaudited)
June 30, 1998


Note 1 - Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. For further information, refer to the financial statements and footnotes included in the Company's annual report on Form 10-KSB for the year ended December 31, 1997.


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


Note 3 - Summary of Significant Accounting Policies

Basis of Presentation and Reclassification. The consolidated financial statements include the accounts of the Company and the Bank. All significant intercompany accounts and transactions have been eliminated in consolidation. Certain prior year amounts have been reclassified to conform to the current year presentation. Both earnings per share and shareholders' equity for all periods presented were reclassified to allow for the three-for-one stock split which was effected during the fourth quarter of 1997.

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

Investment Securities.  The Company adopted Statement of
Financial Accounting Standards No. 115, "Accounting for Certain
Investment in Debt and Equity Securities" ("SFAS 115"). SFAS 115 requires investments in equity and debt securities to be classified into three categories:

     1. Held-to-maturity securities: These are securities which the Company has the ability and intent to hold until maturity. These securities are stated at cost, adjusted for amortization of premiums and the accretion of discounts. As of December 31, 1997 and June 30, 1998, the Company had no securities in this category.

     2. Trading securities: These are securities which are bought and held principally for the purpose of selling in the near future. Trading securities are reported at fair market value, and related unrealized gains and losses are recognized in the income statement. As of December 31, 1997 and June 30, 1998, the Company had no securities in this category.

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

Basic EPS is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted EPS is computed assuming the conversion of all warrants and options. For both six-month periods ended June 30, 1998 and 1997, basic EPS amounted to $.50; diluted EPS amounted to $.44.

Item 2 - Management Discussion and Analysis of Financial
         Condition and Results of Operation.

Liquidity and sources of capital
--------------------------------

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

The Bank obtained the necessary approvals to open both its second and third branches. The second branch ("Ashburn Branch") will be located in Ashburn, Georgia, near the Bank's Main Office. The Ashburn Branch, which is expected to open in September, 1998, will relieve the high level of activity at the Main Office and thus improve convenience to local customers. The third branch ("St. Marys Branch") will be located in St. Marys, Georgia, approximately 150 miles from Ashburn, Georgia. St. Marys, Georgia is currently experiencing a level of high economic growth, which the Bank believes will improve both loan growth and loan mix through operation of the St. Marys branch. It is projected that the majority of the loans in St. Marys, Georgia will be to commercial businesses and to homeowners purchasing primary residences. Since the Bank's current loan portfolio is concentrated in agricultural loans, loans from the St. Marys Branch will diversify the portfolio and reduce the relative risk of loan losses in the event that the farming industry experiences a downturn. The opening of the St. Marys Branch is contingent upon the successful completion of the sale of the Company's common stock, which is detailed below.

In order to fund the anticipated growth resulting from the above two branches and from its current offices, the Bank will need capital over and above the retained earnings generated internally. Consequently, the Company is offering to sell a minimum of 300,000 shares and a maximum of 400,000 shares of its no par common stock at a price of $10.00 per share. At least $2.5 million of the funds raised in the offering will be injected into the Bank's capital accounts. As of August 11, 1998 the Company has received subscriptions for 233,159 shares of the Company's common stock pursuant to the offering.

On August 6, 1990 the subsidiary Bank was capitalized with a $3.3 million injection from the Company. By June 30, 1998, the Bank's capital had increased to $7.5 million through retained earnings. This level of capitalization, as measured by the Bank's primary regulator, the OCC, is adequate based on the following capital ratios and guidelines.

                                Bank's       Minimum required
                              June 30, 1998    by regulator

      Leverage ratio              7.5%             4.0%
      Risk weighted ratio        10.1%             8.0%


Total assets increased by $13.1 million to $104.7 million during the six-month period ended June 30, 1998. The increase was generated from higher deposits and profits. The additional funds that were generated through growth were utilized primarily to expand the loan portfolio by $11.3 million, increase cash and cash equivalents by $1.3 million and acquire $.5 million in property and equipment.

Liquidity is the Company's ability to meet all deposit withdrawals immediately, while also providing for the credit needs of customers. The June 30, 1998 financial statements evidence a satisfactory liquidity position as total cash and cash equivalents amounted to $6.3 million, representing 6.0% of total assets. Investment securities amounted to $6.9 million, representing 6.6% of total assets; these securities provide a secondary source of liquidity since they can be converted into cash in a timely manner. The subsidiary Bank is a member of the Federal Reserve System and is maintaining relationships with several correspondent banks and, thus, could obtain funds on short notice. The Company's management closely monitors and maintains appropriate levels of interest earning assets and interest bearing liabilities, so that maturities of assets are such that adequate funds are provided to meet customer withdrawals and loan demand. There are no trends, demands, commitments, events or uncertainties that will result in or are reasonably likely to result in the Company's liquidity increasing or decreasing in any material way.

Results of Operations
---------------------

Net income for the three months ended June 30, 1998 amounted to $257,020 or $.22 per diluted share. For the three-month period ended June 30, 1997, net income amounted to $238,822 or $.21 per diluted share. Basic earnings per share for the three-month periods ended June 30, 1998 and 1997 amounted to $.23 and $.22, respectively. The primary reason for the increase in net income for the three-month period ended June 30, 1998 as compared to the three-month period ended June 30, 1997 is the $231,460 increase in net interest income. This increase was due to a higher level of earning assets. Other operating expenses increased by $205,018 for the three-month period ended June 30, 1998 as compared to the three-month period ended June 30, 1997. The majority of the increase is due to (i) the Cordele Branch's operating expenses, which are reflected only in 1998 quarters and
(ii) expenses associated with the Company's secondary stock offering, which are reflected only in 1998 quarters as well.

For the six-month periods ended June 30, 1998 and 1997, net income amounted to $546,514 and $522,524, respectively. Despite the higher income in the first six-months of 1998, earnings per share for both periods, 1998 and 1997 were identical. For both six-month periods ended June 30, 1998 and 1997, diluted earnings per share amounted to $.44, and basic earnings per share amounted to $.50. Below is a more detailed discussion concerning results of operations for the six-month periods ended June 30, 1998 and 1997.

          a. Earning assets have increased from $84.0 million at June 30, 1997 to $98.1 million at June 30, 1998. As a consequence, net interest income, which represents the difference between interest received on interest earning assets and interest paid on interest bearing liabilities, has increased from $2,034,006 to $2,529,241 for the same period one year later, representing an increase of $495,235, or 24.3%.

          b. Other income increased from $251,066 for the six-month period ended June 30, 1997 to $271,008 for the six-month period ended June 30, 1998. The above increase of $19,942 represents a 7.9% improvement. This increase is primarily due to increased activity in transactional accounts due to a higher deposit base.

          c. Other operating expenses increased from $1,011,373 for the six-month period ended June 30, 1997 to $1,439,230 for the six-month period ended June 31, 1998. The above increase amounting to $427,857 represents an increase of 42.3%. The primary reasons for the increase are as follows:

                   (i)     The branch in Cordele, Georgia was not
operational during the first six months of 1997. Therefore, the Cordele Branch's operating expenses, including salaries, advertising, etc., are included only in the six-month and three-month periods ended June 30, 1998.

                   (ii)     During the first six-months of 1998,
the Company incurred significant expenses with respect to obtaining approval to establish a branch in St. Marys, Georgia, and for the filing of a Registration Statement requesting permission to sell a minimum of 300,000 Company shares. These expenses did not exist in 1997.

At June 30, 1998, the allowance for loan losses amounted to $1,857,902, or 2.09% of gross loans, slightly higher than year-end 1997. At December 31, 1997, the allowance amounted to $1,565,923, or 2.02% of gross loans. Management considers the allowance for loan losses to be adequate and sufficient to absorb possible future losses; however, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses or that additional provisions to the allowance will not be required.

The Company is not aware of any current recommendation by the regulatory authorities which, if they were to be implemented, would have a material effect on the Company's liquidity, capital resources, or results of operations.

Year 2000
---------

A critical issue affecting companies that rely extensively on electronic data processing systems, such as the Company, is the Year 2000 issue. The Year 2000 issue has arisen due to the widespread use of computer programs that rely on two-digit date codes to perform computations or decision making functions. Many of these programs may fail as a result of their inability to properly interpret date codes beginning January 1, 2000. For example, such programs may misinterpret "00" as the year 1900 rather than the year 2000. In addition, some equipment being controlled by microprocessor chips may not deal appropriately with the year "00". This could result in a system failure or miscalculations causing disruptions of operations, including among other things, a temporary inability to process transactions or engage in similar, normal business activities.

The Bank primarily uses a third-party vendor for processing its primary banking applications. During 1997, the Bank formed an internal task force to address the Year 2000 issue, conduct a comprehensive review of the Bank's systems and ensure that the Bank takes any necessary measures. The following items have been assessed as of June 30, 1998: Computer hardware, security systems, software applications, vault, ATM machine, telephone banking and teller machines. All third-party vendors have been contacted to provide assurances that their data processing programs and systems are Year 2000 compliant now or will be well in advance of the year 2000. The Company believes that its systems and those of its data processing vendors are currently Year 2000 compliant and does not believe that material expenditures will be necessary to implement any further modifications. However, there can be no assurances that unforseen difficulties or costs will not arise. In addition, there can be no assurance that systems of other companies on which the Company's systems rely, such as the Bank's data processing vendor, will be modified on a timely basis, or that the failure by another company to properly modify its systems will not negatively impact the Company's systems or operations.




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

                 (a)   None.
                 (b)   None.

Item 3.   Defaults Upon Senior Securities.

                  None.

Item 4.   Submission of Matters to a Vote of Security Holders.

                  None.

Item 5.   Other Information.

          Registrant filed a Registration Statement on Form SB-2 with the Securities and Exchange Commission which Registration Statement became effective May 11, 1998. Pursuant to the Registration Statement, 400,000 shares of no par common stock were registered for sale at an offering price of $10.00 per share. As of August 10, 1998, registrant has continued to solicit subscriptions for the common stock pursuant to the offering.

Item 6. Exhibits and Reports on Form 8-K.

        (a)   Exhibits:

              27   Financial Data Schedule

        (b)   Reports on Form 8-K


There were no reports on Form 8-K filed during the quarter ended
June 30, 1998.






SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMMUNITY NATIONAL BANCORPORATION, INC.
 (Registrant)


Date: August 12, 1998


BY:  /s/
          T. Brinson Brock
          President and Chief Executive Officer
          (Principal Executive, Financial and Accounting Officer)