Form 10QSB
period 1998-09-30
COMMUNITY NATIONAL BANCORPORATION
filed 1998-11-13
CIK 855386

SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, D.C. 20549
                  ---------------------------
                         FORM 10-QSB

(Mark One)

 X   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES
     EXCHANGE ACT OF 1934
     For the quarterly period ended September 30, 1998.

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

     Common stock, no par value per share, 1,118,870 shares issued and outstanding as of November 11, 1998.

     Transitional Small Business Disclosure Format
(Check one):                      Yes          No    X

                         (Page 1 of 13)
PART I - FINANCIAL INFORMATION

    Item 1.  Financial Statements
             --------------------

                     COMMUNITY NATIONAL BANCORPORATION
                             ASHBURN, GEORGIA
                        Consolidated Balance Sheets


ASSETS
                                                  -----
-

                                   September 30,
December 31,
                                       1998
1997
                                    (Unaudited)
(Unaudited)
                                   -------------      -
-----------

Cash and due from banks              $  1,927,632     $
2,770,621
Federal funds sold, net                 6,900,000
2,250,000
                                      -----------
----------
  Total cash and cash equivalents    $  8,827,632     $
5,020,621
Securities:
 Available for sale, at fair values     6,675,316
7,077,909
Loans, net                             88,454,359
75,791,059
Property and equipment, net             2,226,101
1,323,876
Other assets                            3,170,743
2,380,922
                                      -----------
----------
Total Assets                         $109,354,151
$91,594,387
                                     ===========
===========


                 LIABILITIES AND SHAREHOLDERS' EQUITY
                 ------------------------------------
Liabilities:
 Deposits
  Non-interest bearing deposits      $  5,467,804     $
7,488,707
  Interest bearing deposits            94,734,861
76,353,452
                                      -----------
----------
    Total deposits                   $100,202,665
$83,842,159
Other liabilities                         941,978
574,556
                                      -----------
----------
  Total liabilities                  $101,144,643
$84,416,715
                                      -----------
----------

Commitments and contingencies

Shareholders' Equity:
 Common stock, no par value, 10,000,000
 shares authorized, 1,118,871 and
 1,060,251 shares issued at September 30,
 1998 and December 31, 1997, respectively;
 1,118,871 and 1,054,251 shares outstanding
 at September 30, 1998 and
 December 31, 1997, respectively    $  3,695,388     $
3,479,988
 Less:  Treasury stock                      - -
(40,000)
 Retained earnings                     4,471,741
3,726,950
 Unrealized gain on securities, ne        42,379
10,734
                                     -----------      -
---------
  Total Shareholders' Equity           8,209,508     $
7,177,672
                                     -----------      -
---------
Total liabilities and shareholders'
  equity                            $109,354,151
$91,594,387
                                     ===========
==========


          Refer to notes to the consolidated financial statements.
                    COMMUNITY NATIONAL BANCORPORATION
                             ASHBURN, GEORGIA
               Unaudited Consolidated Statements of
Income
                        for the three months ended



September 30,
                                             ----------
-------
                                             1998
1997
                                             ----
----


Interest income                          $2,595,091
$2,157,990
Interest expense                          1,309,687
1,036,930
                                          ---------
---------

Net interest income                      $1,285,404
$1,121,060

Provisions for possible loan losses         200,000
199,800
                                          ---------
---------

Net interest income after provisions
 for possible loan losses                $1,085,404
$  921,260
                                          ---------
---------

Gain on sale of securities               $      622
$      282
Service charges on deposit accounts         124,398
104,428
Other income                                 14,217
25,461
                                          ---------
---------
Total other income                       $  139,237
$  130,171
                                          ---------
---------

Salaries and benefits                    $  346,248
$  267,583
Advertising and business development         30,777
24,991
Repairs and maintenance                      28,213
16,577
Depreciation                                 46,800
44,224
Legal and professional                       38,045
42,773
Data processing                              35,319
29,972
Regulatory fees and assessments               9,634
12,891
Other operating expenses                    207,403
109,319
                                            -------
-------
 Total other expenses                    $  742,439
$  548,330
                                          ---------
---------

Net income before income taxes           $  482,202
$  503,101

Provision for income taxes                  178,500
229,525
                                          ---------
---------

Net income                               $  303,702
$  273,576
                                          =========
=========


Basic income per share                   $      .27
$      .27
                                          =========
=========

Diluted income per share                 $      .25
$      .25
                                          =========
=========

          Refer to notes to the consolidated financial statements
                   COMMUNITY NATIONAL BANCORPORATION
                           ASHBURN, GEORGIA
             Unaudited Consolidated Statements of
Income
                      for the nine months ended



September 30,
                                             ----------
-------
                                             1998
1997
                                             ----
----

Interest income                          $7,432,568
$6,085,951
Interest expense                          3,617,923
2,930,885
                                          ---------
---------

Net interest income                      $3,814,645
$3,155,066

Provisions for possible loan losses         500,000
489,300
                                          ---------
---------

Net interest income after provisions
 for possible loan losses                $3,314,645
$2,665,766
                                          ---------
---------

Gain/(loss) on sale of securities        $    4,350
$      282
Service charges on deposit accounts         354,989
312,031
Other income                                 50,906
68,924
                                          ---------
---------
Total other income                       $  410,245
$  381,237
                                          ---------
---------

Salaries and benefits                    $1,059,362
$  771,502
Advertising and business development         85,465
60,345
Repairs and maintenance                      76,530
59,695
Depreciation                                140,072
132,122
Legal and professional                      116,895
94,314
Data processing                             104,798
80,840
Regulatory fees and assessments              35,280
36,552
Other operating expenses                    563,267
324,333
                                          ---------
---------
  Total other expenses                   $2,181,669
$1,559,703
                                          ---------
---------

Net income before taxes                  $1,543,221
$1,487,300

Provision for income taxes                  693,005
691,200
                                          ---------
---------

Net income                               $  850,216
$  796,100
                                          =========
=========


Basic income per share                   $      .77
$      .77
                                          =========
=========

Diluted income per share                 $      .69
$      .69
                                          =========
=========

          Refer to notes to the consolidated financial statements.
                   COMMUNITY NATIONAL BANCORPORATION
                            ASHBURN, GEORGIA
             Unaudited Consolidated Statements of Cash
Flows
                     for the three quarters ended




September 30,
--------------------
                                             1998
1997
                                             ----
----

Cash flows from operating
  activities                       $  1,075,342      $
641,332
                                    -----------       -
----------

Cash flows from investing activities:
  Securities, available-for-sale
   Sale of securities              $       - -       $
489,319
   Purchase of securities           (2,501,234)
(2,084,688)
   Maturity and paydowns             2,928,019
1,232,000
  (Increase) in loans, net         (13,163,300)
(13,548,681)
  Purchase of property and
    equipment                       (1,042,297)
(196,047)
                                   -----------        -
----------
    Net cash used in investing
      activities                  $(13,778,812)
$(14,108,097)
                                   -----------        -
----------

Cash flows from financing activities:
  Increase in customer deposits   $ 16,360,506       $
10,965,197
  Sale (purchase) of treasury stock     60,000
(30,000)
  Payment of cash dividends           (105,425)
(98,958)
  Exercise of stock warrants           195,400
- -
  Decrease in lease obligations           - -
(15,186)
                                   -----------        -
----------
   Net cash provided
     from financing activities    $ 16,510,481       $
10,821,053
                                   -----------        -
----------

Net increase in
 cash and cash equivalents        $  3,807,011       $
(2,645,712)
Cash and cash equivalents,
 beginning of period                 5,020,621
6,112,819
                                   -----------        -
----------

Cash and cash equivalents,
  end of period                   $  8,827,632       $
3,467,107
                                   ===========
===========





          Refer to notes to the consolidated financial statements.
                COMMUNITY NATIONAL BANCORPORATION
                         ASHBURN, GEORGIA
              Notes to financial statements (Unaudited)
                        September 30, 1998

Note 1 - Basis of Presentation

     The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. These statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in Form 10-KSB for the year ended December 31, 1997.

Note 2 - Organization of the Business

     Community National Bancorporation, Ashburn,
Georgia (the "Company") was organized in August, 1989 to serve as a holding company for a proposed de novo bank, Community National Bank, Ashburn, Georgia (the
"Bank"). The Bank was chartered and is currently regulated by the Office of the Comptroller of the Currency; its deposits are each insured up to $100,000, subject to aggregation rules, by the Federal Deposit
Insurance Corporation. In an initial public offering conducted during 1990, the Company sold and issued
352,001 shares of its common stock. Proceeds from the above offering amounted to $3,465,828, net of selling expenses. The Company then purchased 100 percent of the Bank's shares by injecting $3.3 million into the Bank's capital accounts immediately prior to commencement of banking operations (August, 1990).

     During the three-month period ended September 30, 1997, the Company authorized a three-for-one stock split and reduced the per share par value of its capital stock to zero. Income per share data for all previous periods presented was adjusted to reflect the stock split.

     On May 11, 1998, the Company offered for sale a minimum of 300,000 shares and a maximum of 400,000 shares of its common stock at a price of $10.00 per share. As of September 30, 1998, the Company had accepted subscriptions for 321,811 shares of its common stock at $10.00 per share. As of September 30, 1998, the escrow agent held the proceeds of the above sale of stock. Accordingly, neither the sale of stock nor the proceeds are reflected on the September 30, 1998 financial statements.
                COMMUNITY NATIONAL BANCORPORATION
                         ASHBURN, GEORGIA
              Notes to financial statements (Unaudited)
                        September 30, 1998

Note 3 - Recent Accounting Pronouncements

     Beginning January 1, 1998, the Company adopted
SFAS No. 130, "Reporting Comprehensive Income," which is effective for annual and interim periods beginning after December 15, 1997. SFAS 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of this Statement had no impact on the Company's net income or shareholders' equity. SFAS 130 requires unrealized gains and losses on the Company's available-for-sale securities which, prior to adoption were reported separately in shareholders' equity, to be included in other comprehensive income. During the third quarter and for the nine-month period ended
September 30, 1998, total comprehensive income amounted to $329,936 and $881,861, respectively, and totaled
$291,281 and $819,317 respectively, for the comparable periods in 1997.

     Beginning January 1, 1998, the Company adopted the
provisions of SFAS No. 131, "Disclosures about Segments
of an Enterprise and Related Information," which is
effective for annual and interim periods beginning
after December 15, 1997.  This Statement establishes
standards for the method that public entities are to
use when reporting information about operating segments
in annual financial statements and requires that those
enterprise reports be issued to shareholders, beginning
with annual financial statements in 1998 and for
interim and annual financial statements thereafter.
SFAS 131 also established standards for related
disclosures about products and services, geographic
areas and major customers.
Item 2 - Management Discussion and Analysis of
Financial Condition and Results of Operation.
------------------------------------------------

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

     The Bank obtained the necessary approvals to open both its second and third branches. The second branch
("Ashburn Branch") opened in September, 1998 and is located in Ashburn, Georgia, near the Bank's Main
Office. Its primary purpose is to relieve the high level of activity at the Main Office and thus improve convenience to local customers. The third branch ("St.
Marys Branch") will be located in St. Marys, Georgia, approximately 150 miles from Ashburn, Georgia. St.
Marys, Georgia is currently experiencing a level of high economic growth, with which the Bank will soon participate. In addition, it is projected that the majority of the loans in St. Marys, Georgia will be to commercial businesses and to homeowners purchasing primary residences. Since the Bank's current loan portfolio is concentrated in agricultural loans, loans from the St. Marys Branch will diversify the portfolio and reduce the relative risk of loan losses in the event that the farming industry experiences a downturn.
The opening of the St. Marys Branch is contingent upon the successful completion of the sale of the Company's common stock, which is detailed below.

     In order to fund the anticipated growth resulting from the above two branches and from its current offices, the Bank will need capital over and above the retained earnings generated internally. Consequently, the Company is offering to sell a minimum of 300,000 shares and a maximum of 400,000 shares of its no par common stock. At least $2.5 million of the funds raised in the offering will be injected into the Bank's capital accounts. As of September 30, 1998, subscriptions for 321,811 shares of the Company's common stock have been accepted for an aggregate price of $3,218,110. On September 30, 1998, these funds were still held by an escrow agent, even though the minimum offering had been met. Subsequently, however, the funds in escrow were released to the Company. As of November 11, 1998,subscriptions for 364,450 shares of the Company's common stock have been accepted in the offering, for an aggregate price of $3,644,500.
     On August 6, 1990 the subsidiary Bank was capitalized with a $3.3 million injection from the Company. By September 30, 1998, the Bank's capital had increased to $7.9 million through retained earnings.
This level of capitalization, as measured by the Bank's primary regulator, the OCC, is adequate based on the following capital ratios and guidelines.

                            Bank's          Minimum
required
                       September 30, 1998     by
regulator
                       ------------------     ---------
---
Leverage ratio                7.4%                4.0%
Risk weighted ratio          10.3%                8.0%

     Total assets increased by $17.8 million to $109.4 million during the nine-month period ended September
30, 1998. The increase was generated from higher deposits and profits. The additional funds that were generated through growth were utilized primarily to expand the loan portfolio by $12.6 million, increase cash and cash equivalents by $3.8 million and acquire
$.8 million in property and equipment.

     Liquidity is the Company's ability to meet all deposit withdrawals immediately, while also providing for the credit needs of customers. The September 30, 1998 financial statements evidence a satisfactory liquidity position as total cash and cash equivalents amounted to $8.8 million, representing 8.1% of total assets. Investment securities amounted to $6.7 million, representing 6.1% of total assets; these securities provide a secondary source of liquidity since they can be converted into cash in a timely manner. The subsidiary Bank is a member of the Federal
Reserve System and is maintaining relationships with several correspondent banks and, thus, could obtain funds on short notice. The Company's management closely monitors and maintains appropriate levels of interest earning assets and interest bearing liabilities, so that maturities of assets are such that adequate funds are provided to meet customer withdrawals and loan demand. There are no trends, demands, commitments, events or uncertainties that will result in or are reasonably likely to result in the Company's liquidity increasing or decreasing in any material way.

Results of Operations
---------------------

     Net income for the three months ended September
30, 1998 amounted to $303,702 or $.25 per diluted share. For the three-month period ended September 30, 1997, net income amounted to $273,576 or $.25 per diluted share. Basic earnings per share for the three-month periods ended September 30, 1998 and 1997 were identical at $.27. While net income for the three-month period ended September 30, 1998 exceeded net income for the three-month period ended September 30, 1997, earnings per share results for both periods were identical. This occurred because of a higher average number of shares outstanding for the three-month period ended September 30, 1998 as compared to the three-month period ended September 30, 1997. Upon a closer review of the results for the three-month periods ended
September 30, 1998 and 1997, the following items are noted:

       (i)  Net interest income for the three-month
period ended September 30, 1998 was $164,344 above the results obtained during the three-month period ended
September 30, 1997. This occurred because of higher earning assets during 1998 as compared to 1997.

      (ii)  Other income for the three-month period
ended September 30, 1998 was $9,066 above the results obtained during the three-month period ended September
30, 1997. This occurred because of higher deposit base during 1998 as compared to 1997.

     (iii)  Operating expenses for the three-month
period ended September 30, 1998 were $194,109 above the results obtained during the three-month period ended
September 30, 1997. The higher expenses in 1998 as compared to 1997 are due to (i) expenses associated with the Company's public offering of its common stock,
(ii) the expenses associated with the opening of an additional branch and (iii) the Company's assets are 23.4% greater at September 30, 1998 as compared to September 30, 1997.

     For the nine-month periods ended September 30, 1998 and 1997, net income amounted to $850,216 and $796,100, respectively. Despite the higher income in the first nine-months of 1998, earnings per share for both periods, 1998 and 1997 were identical. For both nine-month periods ended September 30, 1998 and 1997, diluted earnings per share amounted to $.69, and basic earnings per share amounted to $.77. Below is a more detailed discussion concerning results of operations for the nine-month periods ended September 30, 1998 and 1997.

     a. Earning assets have increased from $83.6 million at September 30, 1997 to $103.9 million at September 30, 1998. As a consequence, net interest income, which represents the difference between interest received on interest earning assets and interest paid on interest bearing liabilities, has increased from $3,155,066 to $3,814,645 for the same period one year later, representing an increase of $659,579, or 20.9%.

     b. Other income increased from $381,237 for the nine-month period ended September 30, 1997 to $410,245 for the nine-month period ended September 30, 1998.
The above increase of $29,008 represents a 7.6% improvement. This increase is primarily due to increased activity in transactional accounts due to a higher deposit base.

     c.  Other operating expenses increased from
$1,559,703 for the nine-month period ended September
30, 1997 to $2,181,669 for the nine-month period ended
September 30, 1998. The above increase which amounted to $621,966 represents an increase of 39.9%. The primary reasons for the increase are as follows:

          (i)  The branch in Cordele, Georgia was not
operational during the first nine months of 1997.
Therefore, the Cordele Branch's operating expenses, including salaries, advertising, etc., are included only in the nine-month and three-month periods ended
September 30, 1998.

          (ii)  During the first nine-months of 1998,
the Company incurred significant expenses with respect to obtaining approval to establish a branch in St.
Marys, Georgia, and for the filing of a Registration
Statement requesting permission to sell a minimum of 300,000 Company shares. These expenses did not exist in 1997.

     At September 30, 1998, the allowance for loan losses amounted to $1,857,673, or 2.06% of gross loans, slightly higher than year-end 1997. At December 31, 1997, the allowance amounted to $1,565,923, or 2.02% of gross loans. Management considers the allowance for loan losses to be adequate and sufficient to absorb possible future losses; however, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses or that additional provisions to the allowance will not be required.

     The Company is not aware of any current
recommendation by the regulatory authorities which, if they were to be implemented, would have a material effect on the Company's liquidity, capital resources, or results of operations.

Year 2000
---------

     A critical issue affecting companies that rely extensively on electronic data processing systems, such as the Bank, is the Year 2000 issue. The Year 2000 issue has arisen due to the widespread use of computer programs that rely on two-digit date codes to perform computations or decision making functions. Many of these programs may fail as a result of their inability to properly interpret date codes beginning January 1, 2000. For example, such programs may misinterpret "00" as the year 1900 rather than the year 2000. In addition, some equipment being controlled by microprocessor chips may not deal appropriately with the year "00". This could result in a system failure or miscalculations causing disruptions of operations, including among other things, a temporary inability to process transactions or engage in similar, normal business activities.

     The Bank primarily uses a third-party vendor for processing its primary banking applications. During
1997, the Bank formed an internal task force to address the Year 2000 issue, conduct a comprehensive review of the Bank's systems and ensure that the Bank takes any necessary measures. The following items have been assessed as of September 30, 1998: Computer hardware, security systems, software applications, vault, ATM machine, telephone banking and teller machines. All third-party vendors have been contacted to provide assurances that their data processing programs and systems are Year 2000 compliant now or will be well in advance of the year 2000. The substantial majority of these vendors responded by stating that they have obtained or will obtain, in the near future, third-part reviews and assurances that their products are Year
2000 compliant. Contingency plans, such as the selection of other vendors, have been formulated in the event that a vendor is not able to provide a Year 2000 compliant product within the Bank's established timeframes. The Bank has budgeted $35,000 for expenses associated with Year 2000 compliance. Approximately
$5,000 of the budgeted amount has been incurred to date. However, there can be no assurances that unforseen difficulties or costs will not arise. In addition, there can be no assurance that systems of other companies on which the Bank's systems rely, such as the Bank's data processing vendor, will be modified on a timely basis, or that the failure by another company to properly modify its systems will not negatively impact the Bank's systems or operations.
                           SIGNATURES


     Pursuant to the requirements of the Securities
Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                           COMMUNITY NATIONAL
BANCORPORATION, INC.
                           ----------------------------
-----------
                           (Registrant)


Date: November 12, 1998        BY:  /s/ T. Brinson
Brock
      -----------------            --------------------
---------
                                                 T.
Brinson Brock
             Executive Vice Presidnet and Chief
Executive Officer
               (Principal Executive, Financial
Accounting Officer)