Form 10QSB/A
period 1998-09-30
COMMUNITY NATIONAL BANCORPORATION
filed 1998-11-16
CIK 855386

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

     The Bank primarily uses a third-party vendor for processing its primary banking applications. During
1997, the Bank formed an internal task force to address the Year 2000 issue, conduct a comprehensive review of the Bank's systems and ensure that the Bank takes any necessary measures. The following items have been assessed as of September 30, 1998: Computer hardware, security systems, software applications, vault, ATM machine, telephone banking and teller machines. All third-party vendors have been contacted to provide assurances that their data processing programs and systems are Year 2000 compliant now or will be well in advance of the year 2000. The substantial majority of these vendors responded by stating that they have obtained or will obtain, in the near future, third-part reviews and assurances that their products are Year
2000 compliant. Contingency plans, such as the selection of other vendors, have been formulated in the event that a vendor is not able to provide a Year 2000 compliant product within the Bank's established timeframes. The Bank has budgeted $35,000 for expenses associated with Year 2000 compliance. Approximately
$5,000 of the budgeted amount has been incurred to date. However, there can be no assurances that unforseen difficulties or costs will not arise. In addition, there can be no assurance that systems of other companies on which the Bank's systems rely, such as the Bank's data processing vendor, will be modified on a timely basis, or that the failure by another company to properly modify its systems will not negatively impact the Bank's systems or operations.
                                   PART II
                             OTHER INFORMATION

Item 1.     Legal Proceedings.
            -----------------

     There are no material pending legal proceedings to which the Company or the Bank is a party or of which any of their property is the subject.

Item 2.     Changes in Securities.
            ---------------------
     (a)     None.
     (b)     None.

Item 3.     Defaults Upon Senior Securities.
            -------------------------------

     None.

Item 4.     Submission of Matters to a Vote of Security
Holders.
            -------------------------------------------
--------

     None.

Item 5.     Other Information.
            -----------------

     Registrant filed a Registration Statement on Form
SB-2 with the Securities and Exchange Commission which Registration Statement became effective May 11, 1998.
Pursuant to the Registration Statement, 400,000 shares of no par common stock were registered for sale at an offering price of $10.00 per share. As of November 11, 1998, the registrant has received subscriptions for in excess of 300,000 shares in satisfaction of the minimum offering requirements; however, the registrant continues to solicit subscriptions for shares of the common stock pursuant to the offering.

Item 6.     Exhibits and Reports on Form 8-K.
            --------------------------------

     (a)     Exhibits:

          27     Financial Data Schedule

     (b)     Reports on Form 8-K

     There were no reports on Form 8-K filed during the quarter ended September 30, 1998.
                              SIGNATURES


     Pursuant to the requirements of the Securities
Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                           COMMUNITY NATIONAL
BANCORPORATION
                           ----------------------------
-----
                           (Registrant)


Date: November 16, 1998        BY:  /s/ T. Brinson
Brock
      -----------------            --------------------
---------
                               T. Brinson Brock
                               Executive Vice
President, Principal
                               Executive Officer and
Principal
                               Financial Officer