Form 10KSB
period 1998-12-31
COMMUNITY NATIONAL BANCORPORATION
filed 1999-03-31
CIK 855386

4
             U.S. SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549
                     ______________________

                           FORM 10-KSB
                          _____________

          Annual Report Pursuant to Section 13 or 15(d)
             of the Securities Exchange Act of 1934
           For the Fiscal Year Ended December 31, 1998
          ____________________________________________

                Commission File Number 33-31013-A

                COMMUNITY NATIONAL BANCORPORATION

                      A Georgia corporation

          (IRS Employer Identification No. 58-1856963)
               561 East Washington Avenue-Box 2619
                   Ashburn, Georgia 31714-2619
                         (912) 567-9686
                         ______________

         Securities Registered Pursuant to Section 12(b) of the Securities Exchange Act of 1934:

                              None
                              ____

         Securities Registered Pursuant to Section 12(g) of the Securities Exchange Act of 1934:

                   Common Stock, No Par Value
                    ________________________


Check whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                               Yes
                    _________________________

Indicate by a check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-KSB or any amendment to this Form 10-KSB. [X]

The Registrant's revenues for the fiscal year ended December 31, 1998 were $8,805,723.


The aggregate market value of the Common Stock of the Registrant held by non-affiliates of the Registrant on March 22, 1999, was $10,632,950. As of such date, no organized trading market existed for the Common Stock of the Registrant. The aggregate market value of the Common Stock of the Registrant held by nonaffiliates was computed by reference to the estimated fair market value of the Common Stock as of March 22, 1999 (i.e., $10.00 per share). The estimated fair market value was determined based upon the offering price of the secondary public offering completed by the Company on December 31, 1998. For the purposes of this response, directors, executive officers and holders of 5% or more of the Registrant's Common Stock are considered the affiliates of the Registrant at that date.

The number of shares outstanding of the Registrant's Common Stock as of March 22, 1999: 1,518,871 shares of no par value Common
Stock.

Transitional Small Business Disclosure Format:

Yes      No  X


              DOCUMENTS INCORPORATED BY REFERENCE

                              None



CAUTIONARY  STATEMENT  FOR  PURPOSES OF  THE  PRIVATE  SECURITIES
LITIGATION REFORM ACT OF 1995.

This Report may contain certain "forward-looking statements" including statements concerning plans, objectives, future events or performance and assumptions and other statements that are not statements of historical fact. The Company and the Bank (each as later defined in this Report) caution readers that the following important factors, among others, could cause the Company's actual results to differ materially from the forward-looking statement contained in this Report: (i) the effect of changes in laws and regulations, including federal and state banking laws and regulations, with which the Company or the Bank must comply, and the associated costs of compliance with such laws and regulations either currently or in the future as applicable; (ii) the effect of changes in accounting policies and practices, as may be adopted by the regulatory agencies as well as by the Financial Accounting Standards Board, or of changes in the Company's organization, compensation and benefit plans; (iii) the effect on the Company's competitive position within its market area of the increasing consolidation within the banking and financial services industries, including the increased competition from larger regional and out-of-state banking organizations as well as nonbank providers of various financial services; (iv) the effect of changes in interest rates; and (v) the effect of changes in the business cycle and downturns in the local, regional or national economies.

THE COMPANY CAUTIONS THAT THE FOREGOING LIST OF IMPORTANT FACTORS
IS  NOT EXCLUSIVE.  THE COMPANY DOES NOT UNDERTAKE TO UPDATE  ANY
FORWARD-LOOKING  STATEMENT, WHETHER WRITTEN  OR  ORAL,  THAT  THE
COMPANY OR ITS AGENTS MAY MAKE FROM TIME TO TIME.


                             PART I

Item 1.   Description of Business.
          _______________________

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

     On September 4, 1997, the Bank received approval to open a branch in Cordele, Crisp County, Georgia, which branch was opened for business on October 29, 1997. On November 20, 1997, the Bank received approval to open an additional branch in Ashburn, Turner County, which branch was opened for business on September 22, 1998.

      Effective March 10, 1998, the Company received regulatory approval to open a branch in St. Marys, Camden County, Georgia, and the Bank purchased, on March 26, 1998, for $241,074, two parcels of land, 11 acres in the aggregate, in St. Marys on which construction of the branch building is under way. Pending completion of the construction, the branch is conducting business from a temporary structure on the site. The Company and the Bank determined to capitalize the St. Marys branch by means of the proceeds of a secondary public offering. To effect the public offering, the Company filed a Registration Statement on SEC Form SB-2 on May 11, 1998 (the "1998 Offering"). The Company completed the 1998 Offering on December 31, 1998, raising $4,000,000 from the sale of 400,000 shares of its common stock at $10 per share.

      Effective March 24, 1998, T. Brinson Brock, Sr. was elected Executive Vice President and Acting Chief Executive Officer of the Company, replacing Theron G. Reed, who continues to serve as President of the Company. In connection with the change in Mr. Reed's duties, at his request, Mr. Reed ceased being employed on a full-time basis by the Bank and the Company and has rendered services to the Company on a part-time, as needed basis.

      The Company registered its common stock pursuant to Section 12(g) of the Securities and Exchange Act of 1934 by filing a Form 8-A with the Securities and Exchange Commission on February 24, 1999. On March 17, 1999, the Company filed with NASDAQ an Application for Public Securities and a Listing Agreement designed to obtain a listing for the Company's Common Stock on the NASDAQ National Market.

     On March 15, 1999, the Georgia legislature passed House Bill 297, which would, among other things, permit a bank holding company owning a bank that does a lawful business in Georgia to acquire control of a bank through formation of a de novo bank in Georgia, provided that it obtains required departmental approval and any required federal approval. Upon Governor Barnes signing House Bill 297 into law, the Company intends to file an application with the OCC for a charter for a de novo national bank and, upon receipt of such charter, to convert the Bank's Camden County branch into a wholly-owned national bank subsidiary of the Company.

     B.   Business.

          1.   Services Offered by the Bank.

      The Bank conducts a commercial banking business serving Turner, Crisp and Camden Counties, Georgia. The Bank offers a full range of deposit services that are typically available in most banks and savings and loan associations, including checking accounts, NOW accounts, savings accounts and other deposits of various types, ranging from daily money market accounts to longer-term certificates of deposit. It also offers retirement accounts such as IRA's (Individual Retirement Accounts).

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

          2.   Market Area and Competition.

      The Bank's primary service area includes all of the Georgia counties of Turner, and Crisp and Camden. The Bank also extends credit to qualified borrowers in the contiguous counties of Tift and Worth. Pending the successful completion of the Proposed Offering and construction of a branch in St. Marys, the Bank will also service Camden County, Georgia. Turner County is located approximately 80 miles north of the Georgia-Florida state line, 165 miles south of Atlanta, 38 miles east of Albany, and 180 miles west of Savannah. The county is comprised of the cities of Ashburn, which is the county seat, Sycamore and Rebecca and covers an area of 293 square miles. In 1990, the population of Turner County was 10,498, representing a 10% growth from 1980. Assuming that this rate of growth continues in the 1990's, by the year 2000, the population of Turner County is expected to surpass 11,400.

       Turner County's economy is dependent on agriculture. Management of the Bank intends to continue to place a substantial portion of the Bank's assets in agricultural loans. This sector of the economy is healthy and remains the largest single force in the market. A large significant portion of the agricultural output produced in the county is peanuts. Golden Peanut Company is located in Ashburn, and is where it operates the largest peanut shelling plant in the Southeast. Coley Farm Services, also headquartered in Ashburn, serves primarily as a peanut buying point for area farmers from three separate locations. Livestock is another important segment of the economy, with the county containing the largest stock yard in Georgia, Turner County Stock Yards. The poultry industry is a growing component of the Turner County economy. In 1995, local farmers built thirty-five poultry houses in Turner County at a cost of approximately $3.5 million. The farmers who built these poultry houses have entered into contracts with Tyson Poultry to raise chickens for Tyson Poultry. These contracts will contribute approximately $1.0 million per year to the local economy. Turner County also contains light manufacturing, primarily in the apparel and textile sector. The major employer is M&W Sportswear. Other local manufacturing concerns include Delta Apparel, DCR Industries and Cornerstone Manufacturing.

     Management expects the moderate growth and recent commercial development experienced in Turner County, along Interstate 75 and in adjacent Tift County to continue, providing a favorable environment for the Bank. However, there is no assurance management cannot guarantee that population growth and ongoing economic development will continue, or that the Bank will be able to exploit the growth and development profitably even if they continue.

      During  1998,  there was one other bank in Turner  County.
Management estimates that as of June 30, 1998, deposits  in  the
county   totaled   $171  million,   with   the   Bank   having
approximately 53.0% of such deposits.

      Crisp County is located contiguous to Turner County on its northwest border. Although slightly smaller in total area, Crisp County's population is nearly twice that of Turner County according to the 1990 Census. However, the county's growth rate was 2.7% between 1980 and 1990 compared to a statewide average of 13.2%. Retail trade is the largest employment sector in the county, providing 25% of the jobs and 17% of employment earnings. Service employment is also important to the county's economy, providing 17% of the jobs and 15% of employment earnings. Between 1990 and 1994, Crisp County's unemployment rate was 7.4% compared to 5.7% for the state's average. The County's per
capita   income   for   1994  was  $16,856   compared   to
$20,198 for the state as a whole. Crisp County had 512 reported business establishments in 1992 and showed no percentage change over the previous five years. Cordele Uniform, Masonite Corporati1on and Serco Company are among the largest non-governmental employers in the County.

       Arabi and Cordele are the only two incorporated municipalities in the Crisp County. The county is the gateway to the Presidential Pathways Travel Region, with many attractions within easy driving distance of Cordele, including the home of former President Jimmy Carter, the Little Grand Canyon and the Andersonville Confederate Prison site. Crisp County is one of the few areas in the nation designated as an Enterprise Community/Enterprise Zone.

      During 1998 there were five banks and eight branches represented in Crisp County. Management estimates that as of January 30, 1998, deposits in the county totaled
$230 million, with the Bank's branch having approximately 4.0% of such deposits.

      Camden County is bordered on the south by the Florida state line and on the east by the Atlantic Ocean and Barrier Islands. In total, Camden County encompasses 630 square miles. The City of St. Marys is located seven miles east of Interstate 95 on Highway 40 extending east to the Atlantic Coast. The economy of this picturesque southern stretch of Camden County relies heavily on its ocean access, ports and natural resources. In 1979, Kings Bay, at St. Marys, was selected as the location of the United States Navy's East Coast Trident submarine base. The base at Kings Bay supports two of the Navy's most vital weapons systems, the Submarine Launched Ballistic Missile System: Trident and Ohio Class submarines. The base began operations in 1989 and currently  includes  ten submarines.  In addition  to  the  naval facility, paper, seafood, manufacturing and retail activities contribute to the local economy. Tourism continues to play a vital part in the local economy, due largely to the historic
nature  of  St.  Marys and Cumberland Island.   As  of  1997,
Camden County had a population of 48,903 which represents an annual growth rate of 7.4% from the 1993 population of 34,200. The unemployment rate for Camden County, as of March 1998, was 4.7%, which is .1% higher than the state average.

      The Camden County Branch will be located approximately 150 miles from the Bank's main banking facility in Ashburn, Georgia. The Bank and the Company believe that Camden County represents a significant growth opportunity for the Bank. Between 1992 and 1997 deposits in Camden County have increased approximately $10 million each year. Presently there are five banks and eleven bank branches in Camden County. Management estimates that there are a total of $165 million in total deposits in the county, with the Bank currently having less than 1% of the above deposits. The county's population has been growing at a steady rate during the 1980's and 1990's and Camden County is expected to surpass that of Glynn County by the year 2001. Glynn County is immediately north of Camden County and has historically been the leading county in coastal, southern Georgia.

     Having entered the Camden County market, the Bank intends to methodically increase its market share. The Bank's current loan mix weighs heavily toward agriculture related loans. By expanding into the Camden County banking market, the Bank has the opportunity to lend to many small commercial and light industrial customers and to the many retirees purchasing homes in Camden County. Accordingly, the Bank believes that it will achieve a more diversified loan portfolio and will be able to better manage the risk inherent in the loan portfolio through the operation of the Camden County Branch.

      The Company and the Bank have taken the steps described below to generate community support and deposit and loan business for the Camden County Branch:

     a. Established an Advisory Board for the Camden County Branch consisting of the ten original subscribers to the 1998 Offering (the "Camden County Promoters"), whose mission is to promote the branch both as a viable banking alternative and as a participant in the growth of the community.

     b. Nominated three of the Camden County Promoters to the Company's Board of Directors.

     c. As part of the 1998 Offering, sold 201,485 shares (or more than 50% of the total shares sold) within Camden County. The Company expects that these new shareholders will provide a customer base in the Camden County community from which the Bank can successfully expand its deposit base and operations.

     d. Entered into an employment agreement, on December 29, 1997, with Rowland T. Eskeridge, Sr., one of the Camden County Promoters, to serve as Vice President of Business Development with primary responsibility for developing business for the Camden County Branch.

     In all three counties, the Bank competes and will compete as a financial intermediary with other commercial banks, savings and loan associations, credit unions, mortgage banking companies, consumer finance companies, securities brokerage firms, insurance companies, money market mutual funds and other financial institutions. Competition is likely to increase due to trends in federal interstate banking laws and state laws. Many of the financial institutions operating in Georgia have substantially greater financial resources and offer certain services, such as trust services, that the Bank does not expect to provide in the near future. By virtue of the greater total capitalization of such institutions, they have substantially higher lending limits than the Bank and substantial advertising and promotional budgets. To compete, the Bank relies on specialized services, responsive handling of customer needs and personal contacts by officers, directors and staff.

            3.     Distribution   of  Assets,   Liabilities   and
Shareholders' Equity; Interest Rates and Interest Differential.

      The following is a presentation of the average consolidated balance  sheet  of  the Company for the year ended  December  31,
1998  and  for  the year ended December 31,  1997.   This
presentation includes all major categories of interest-earning assets and interest-bearing liabilities:

                   AVERAGE CONSOLIDATED ASSETS

                                   Year Ended       Year Ended
                              December 31, 1998   December 31, 1997
                              -----------------   -----------------

Cash  and  due  from banks         $2,644,046        $ 1,719,415

Interest bearing bank balances             --             93,500
Taxable securities                  6,655,308          6,041,608
Non-taxable securities              1,204,634          1,553,045
Federal funds sold                  5,446,079          2,753,055
Net Loans                          86,359,442         69,756,028
                                   ----------         ----------
Total earning assets               99,665,463         80,197,236
Other assets                        4,389,939          2,818,044
                                  -----------        -----------
Total assets                     $106,699,448        $84,734,695
                                 ============        ===========


                      AVERAGE CONSOLIDATED
              LIABILITIES AND STOCKHOLDERS' EQUITY

                                  Year Ended          Year Ended
                              December 31, 1998    December 31, 1997
                              -----------------    -----------------

Non interest bearing-deposits     $ 5,745,532         $ 4,855,539
NOW and money market deposits      12,582,343          11,338,648
Savings Deposits                    1,294,713           1,291,136
Time Deposits                      76,202,833          59,828,302
Borrowings (lease)                         --               2,241
Federal funds purchased               211,397              12,918
Other Liabilities                   1,100,759             709,486
                                   ----------          ----------

Total liabilities                  97,137,577          78,038,270
                                   ----------          ----------
Common Stock                        5,376,522           3,479,988
Treasury Stock                        (61,200)             (8,850)
Retained earnings                   4,223,107           3,236,509
Unrealized gain/loss securities        23,442             (11,222)
                                   ----------          ----------
Total stockholders' equity          9,561,871           6,696,425
Total liabilities and              ----------          ----------
 stockholders' equity            $106,699,448         $84,734,695
                                 ============         ===========

      The following is a presentation of an analysis of the net interest earnings of the Company for the periods indicated with respect to each major category of interest-earning asset and each major category of interest-bearing liability. The Yield/Rate was computed on a tax equivalent basis.

                                  Year Ended December 31, 1998
                                  ----------------------------
                                                        Average
                                    Average              Yield/
Assets                               Amount   Interest    Rate
------                              -------   --------  -------
Interest bearing bank balances        ---
Taxable securities            $ 6,655,308   $  402,945      6.05%
Non-taxable securities          1,204,634       56,963      7.16%
Federal funds sold              5,446,079      295,645      5.43%
Net loans                      86,359,442(1) 9,435,725(2)  10.93%
                              -----------    ---------     -----
Total earning assets          $99,665,463  $10,191,278     10.23%
                              ===========  ===========     =====
Liabilities

NOW and money market deposits $12,582,343   $  384,874      3.06%
Savings deposits                1,294,713       41,748      3.22%
Time deposits                  76,202,833    4,571,924      6.00%
Borrowings (lease)                    ---
Federal funds purchased           211,397       11,979      5.67%
                               ----------    ---------      ----
Total interest bearing
  liabilities                 $90,291,286   $5,010,525      5.55%
                              ===========   ==========      ====

Interest spread                     4.68%
                                    =====
Net interest income                         $5,180,753
                                            ==========

Net yield on interest
  earning assets                                            5.20%(3
                                                            =====
_____________________________________


(1) Net loans include $46,488 in loans that were placed on non-accrual status. The Company would have earned an additional $1,649 had these loans accrued interest throughout 1998.
(2)  Interest earned on net loans included $452,398 in loan fees.
(3)  The yield on non-taxable securities is tax-equivalent.

                                     Year Ended December 31, 1997
                                     ----------------------------
                                                           Average
                                   Average                  Yield/
Assets                              Amount      Interest     Rate
------                             -------      --------    -------
Interest bearing bank balances     $ 93,500      $ 5,352      5.72%
Taxable securities                6,041,608      379,696      6.28%
Non-taxable securities            1,553,045       73,229      7.14%
Federal funds sold                2,753,055      144,290      5.24%
Net loans                        69,756,028(1) 7,698,998(2)  11.04%
                                -----------   ----------     -----
Total earning assets            $80,197,236   $8,301,565     10.35%
                                ===========   ==========     =====

Liabilities
-----------
NOW and money market deposits   $11,338,648   $  365,167      3.22%
Savings deposits                  1,291,136       41,575      3.22%
Time deposits                    59,828,302    3,557,982      5.95%
Borrowings (lease)                    2,241          226     10.08%
Federal funds purchased              12,918          679      5.26%
                                -----------   ----------     -----

Total interest bearing
  liabilities                   $72,473,245   $3,965,629      5.47%
                                ===========   ==========      ====
Interest spread                                               4.88%
                                                              ====
Net interest income                           $4,335,936
                                              ==========

Net yield on interest earning assets                          5.41%(3)
                                                              ====
____________________________________

(1) Net loans include $16,600 in loans that were placed on non-accrual status. The Company would have earned an additional $930 had these loans accrued interest throughout 1997.
(2)  Interest earned on net loans includes $403,340 in loan fees.
(3)  The yield on non-taxable securities is tax-equivalent.

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

                                  Year Ended December 31, 1998
                           Compared with Year Ended December 31, 1997
                           ------------------------------------------

                                    Increase (decrease) due to:

Interest earned on:                  Volume     Rate     Total
-------------------                  ------     ----     -----

Interest bearing bank balances  $    (5,352)  $    ---   $  (5,352)
Taxable securities                   58,343    (35,094)     23,249
Non-taxable securities              (16,479)       213     (16,266)
Federal funds sold                  146,301      5,054     151,355
Net loans                         1,816,984    (80,257)  1,736,727
                                  ---------   ---------  ---------
Total Interest Income            $1,999,797  $(110,084) $1,889,713
                                 ==========  ========== ==========
Interest paid on:
-----------------

NOW and money market deposits    $  250,279  $(230,572) $   19,707
Savings deposits                        173       ---          173
Time deposits                       984,899     29,043   1,013,942
Borrowings                             (226)      ---         (226)
Federal funds purchased              11,243         57      11,300
                                 ----------   --------   ---------

Total Interest Expense           $1,246,368  $(201,472) $1,044,896
                                 ==========  ========== ==========
Change in net interest income    $  753,429  $  91,388  $  844,817
                                 ==========  =========  ==========

                                   Year Ended December 31, 1997
                            Compared with Year Ended December 31, 1996
                            ------------------------------------------

                                      Increase (decrease) due to:

Interest earned on:                    Volume      Rate     Total
-------------------                    ------      ----     -----
Interest bearing bank balances     $    (277)   $   982  $      705
Taxable securities                    63,047      9,319      72,366
Non-taxable securities               (16,753)     2,069     (14,684)
Federal funds sold                    (8,864)     5,840      (3,024)
Net loans                          1,259,867    (97,604)  1,162,263
                                   ---------    --------  ---------

Total Interest Income             $1,297,020  $ (79,394) $1,217,626
                                  ==========  =========  ==========

Interest paid on:
-----------------
NOW and money market deposits     $   55,820  $     ---  $   55,820
Savings deposits                       4,123    (1,927)       2,196
Time deposits                        505,664   (35,233)     470,431
Borrowings                            (4,077)     (829)      (4,906)
Federal funds purchased               (1,327)       67       (1,260)
                                   ---------   -------     --------
Total Interest Expense            $  560,203  $(37,922)  $  522,281
                                  ==========  =========  ==========
Change in net interest income     $  736,817  $(41,472)  $  695,345
                                  ==========  =========  ==========

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


                                  Year Ended December 31, 1998
                                  ----------------------------

Deposit Category                Average Amount     Average Rate Paid
----------------                --------------     -----------------
Non interest bearing
 demand deposits                $    5,745,532             N/A
NOW and money market deposits       12,582,343            3.06%
Savings deposits                     1,294,713            3.22%
Time deposits                       76,202,833            6.00%


                                  Year Ended December 31, 1997
                                  ----------------------------

Deposit Category                 Average Amount    Average Rate Paid
----------------                 --------------    -----------------
Non interest bearing
 demand deposits                    $ 4,855,539          N/A
NOW and money market deposits       $11,338,648          3.22%
Savings deposits                    $ 1,291,136          3.22%
Time deposits                       $59,828,302          5.95%


      The following table indicates amounts outstanding of time certificates of deposit of $100,000 or more and respective maturities at December 31, 1998:

                  Time Certificates of Deposit
                  ----------------------------
     3 months or less                      $  6,378,716
     3-6 months                            $  3,681,903
     6-12 months                           $ 12,884,448
     over twelve months                    $  1,713,784
     Total                                 $ 24,658,851


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

      The following table presents various categories of loans contained in the Bank's loan portfolio as of December 31, 1998 and 1997 and the total amount of all loans for such periods:

                                         As of December 31
Type of Loan                           1998              1997
------------                           ----              ----
Domestic:

Commercial, financial
  and agricultural                $67,929,551          $56,442,799
Real estate-construction              652,185              188,759
Real estate mortgage               14,190,655           13,049,306
Installment and other
  loans to individuals              7,346,848            7,676,118
                                   ----------           ----------
    Subtotal                       90,119,239           77,356,982

Allowance for loan losses          (1,824,179)          (1,565,923)
                                   ----------           ----------
   Total (net of allowance)       $88,295,060          $75,791,059
                                  ===========          ===========

     The following is a presentation of an analysis of maturities of loans as of December 31, 1998 (in thousands):

                          Due in 1     Due In 1   Due After
Type of Loan            Year or Less  To 5 Years   5 Years    Total
------------            ------------  ----------  ---------   -----
Commercial, financial
  and agricultural        $53,113      $13,413    $1,404    $67,930
Real estate-construction      652          ---       ---        652
                          -------      -------    ------    -------
Total                     $53,765      $13,413    $1,404    $68,582
                          =======      =======    ======    =======

      Experience of the Company has shown that some receivables will be paid prior to contractual maturity and others will be converted, extended or renewed. Therefore, the tabulation of contractual payments should not be regarded as a forecast of future cash collections.

       The  following  is  a  presentation  of  an  analysis   of
sensitivity of loans, excluding installment and other loans to individuals, to changes in interest rates as of December 31, 19971998 (in thousands):

                          Due in 1      Due In 1   Due After
Type of Loan            Year or Less   To 5 Years   5 Years    Total
------------            ------------   ----------  ---------   -----
Fixed rate loans          $17,464        $3,802      $1,404   $22,670
Variable rate loans        36,301         9,611         ---    45,912
                          -------        ------      ------   -------
Total                     $53,765       $13,413      $1,404   $68,582
                          =======       =======      ======   =======

       The   following   table  presents  information   regarding
nonaccrual, past due and restructured loans as of December 31, 19971998 and 19961997 (dollars in thousands):

                                        As of December 31
                                      1998               1997
                                      ----               ----
Loans accounted for on
  a non-accrual basis:

     Number:                            2                   2
     Amount:                          $46                 $17

Accruing loans which are contractually
past due 90 days or more as to principal and interest payments:

     Number:                            3                   1
     Amount                          $144                 $46

Loans which were renegotiated to provide a reduction or deferral of interest or principal because of deterioration in the financial position of the borrower:

     Number:                            0                   0
     Amount:                           $0                  $0

Loans now current but for which there
are serious doubts as to the borrower's
ability to comply with existing terms:

     Number:                            3                   0
     Amount:                         $572                  $0

      As of December 31, 1998, there are no loans classified for regulatory purposes as doubtful, substandard or special mention that have not been disclosed in the above table, which
(i) represent or result from trends or uncertainties which management reasonably expects will materially impact future operating results, liquidity, or capital resources, or (ii) represent material credits about which management is aware of any information which causes management to have serious doubts as to the ability of such borrowers to comply with the loan repayment terms.

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

     At December 31, 1998, with the exception of the two non-accruing loans reported above, all loans were accruing interest. There are no other loans which are not disclosed above where known information about possible credit problems of borrowers causes management to have serious doubts as to the ability of such borrowers to comply with the loan repayment terms.

          7.   Summary of Loan Loss Experience.

      An analysis of the Bank's loss experience is furnished in the following table for the years ended December 31, 19971998 and 19961997, as well as a breakdown of the allowance for possible loan losses (in thousands):

                                       Year Ended December 31
                                       1998               1997
                                       ----               ----

Balance at beginning of period        $1,566             $1,200
Charge-offs                             (572)              (476)
Recoveries                               110                107
Provision charged to Operations          720                735
                                       -----             ------
Balance at end of period              $1,824             $1,566
                                      ======             ======

Ratio of allowance for loan
  losses to total loans outstanding
  during the period                    2.02%               2.02%
                                       =====               =====

Net charge-offs to average loans       .53%                 .53%
                                       ====                 ====

     As of December 31, 1998, the allowance for possible losses was allocated as follows:

                                                   Percent of Loan
                                                       in Each
Loans                               Amount        Category to Total
-----                               ------        -----------------
Commercial, financial and
  agricultural                    $1,392,000          75.4%
Real estate-Construction              20,000            .7%
Real estate-Mortgage                 230,000          15.7%
Installment and other loans
  to individuals                     158,000           8.2%
Unallocated                           24,179           -.-
                                  ----------          -----
    Total                         $1,824,179         100.0%


          8.   Loan Loss Reserve.

      In considering the adequacy of the Company's allowance for possible loan losses, management has focused on the fact that as of December 31, 1998, 75.4% of outstanding loans were in the category of commercial, financial and agricultural, loans. These loans are generally considered by management as having greater risk than other categories of loans in the Company's loan portfolio. However, 92.0% of the outstanding loans in this category at December 31, 1998, were made on a secured basis, such collateral consisting primarily of improved farmland real estate and equipment. Management believes that the secured condition of the preponderant portion of its commercial, financial and agricultural loan portfolio greatly reduces any risk of loss inherently present in these loans.

      The Company's consumer loan portfolio is also secured. At December 31, 1998, the majority of the Company's consumer loans were secured by collateral primarily consisting of automobiles, boats and second mortgages on real estate. Management believes that these loans involve less risk than other categories of loans.

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

          9.   Investments.

      As of December 31, 1998, the securities portfolio comprised approximately 6.6% of the Company's assets, while loans comprised approximately 72.6% of the Company's assets. The Bank invests primarily in obligations of the United States or obligations guaranteed as to principal and interest by the United States, other taxable securities and in certain obligations of states and municipalities. In addition, the Bank enters into Federal Funds transactions with its principal correspondent banks, and acts as a net seller of such funds. The sale of
Federal Funds amounts to a short-term loan from the Bank to another bank.

      The  following table presents, for the years ended December
31,  1998 and 1997, the  approximate market value of  the
Company's investments, classified by category and by whether they
are   considered   available-for-sale  or  held-to-maturity   (in
thousands):

Investment Category
------------------                          December 31,
Available-for-Sale:                 1998                    1997
-------------------                 ----                    ----

Obligations of U.S. Treasury
  and other U.S. Agencies        $5,526,732             $5,480,504
State, Municipal and County
  Securities                      2,136,025              1,187,667
Mortgage-Backed Securities              ---                 19,388
Federal Reserve Bank Stock           99,000                 99,000
Federal Home Loan Bank Stock        274,600                231,400
Other Securities                        ---                 60,000
                                 ----------             ----------
    Total                        $8,036,357             $7,077,909

Held-to-Maturity:
-----------------

      As of December 31, 1998 and 1997, there were no securities categorized as held-to-maturity.

      The  following table indicates, for the year ended December
31, 1998,   the   amount   of  investments,   appropriately
classified, due in (i) one year or less, (ii) one to five  years,
(iii) five to ten years, and (iv) over ten years.

Investment Category
-------------------                                  Average
Available-for-Sale:                  Amount       Weighted Yield
-------------------                  ------       --------------

Obligations of U.S. Agencies
  0 to 1 year                      $      ---           N/A
  Over 1 through 5 years           $4,523,792          5.95%
  Over 5 through 10 years          $1,002,940          6.14%
State, Municipal and County Securities
  0 to 1 year                      $      ---           N/A
  Over 1 through 5 years           $  763,508          6.74%
  Over 5 through 10 years          $  802,591          6.09%
  Over 10 years                    $  569,926          6.49%
Mortgage backed Securities
 0 to 1 year                       $      ---           N/A
Other Securities
  No maturity                      $  373,600          6.40%
                                   ----------          -----
Total                              $8,036,357          6.14%
                                   ==========          =====
Held-to-Maturity:
-----------------

      As of December 31, 1998, there were no securities categorized as held-to-maturity.

          10.  Return on Equity and Assets.

       Returns on average consolidated assets and average consolidated equity for the year ended December 31, 1998 and 1997 are as follows:

                                   1998                1997
                                   ----                ----
Return on average assets           1.13%               1.23%
Return on average equity          11.32%              15.56%
Equity to assets ratio             8.96%               7.90%
Dividend payout ratio              8.73%               9.50%


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

          12.  Employees.

      As of March 22, 1999, the Bank employed 35 full-time equivalent employees, and the Company employed one full-time equivalent employee. Management of the Bank believes that its employee relations are good. There are no collective bargaining agreements covering any of the Bank's employees.

          13.  Supervision and Regulation.

      The Company and the Bank operate in a highly regulated environment, and their business activities are governed by statute, regulation and administrative policies. The business activities of the Company and the Bank are closely supervised by a number of state and federal regulatory agencies, including the Federal Reserve Board, the Office of the Comptroller of the Currency ("OCC"), the Georgia Department of Banking and Finance (the "Georgia Department") and the Federal Deposit Insurance Corporation ("FDIC").

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

     The Riegle-Neal Act also provides that, beginning on June 1, 1998, banks located in different states may merge and operate the resulting institution as a bank with interstate branches. However, a state may (i) prevent interstate branching through mergers by passing a law prior to June 1, 1998 that expressly prohibits mergers involving out-of-state banks or (ii) permit
such  merger transactions prior to June 1, 1998.   Under  the
Riegle-Neal Act, an interstate merger transaction may involve the acquisition of a branch of an insured bank without the acquisition of the bank itself, but only if the law of the state in which the branch is located permits this type of transaction.

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

      In response to the Riegle-Neal Act, the Georgia legislature adopted the Georgia Interstate Banking Act, effective July 1, 1995. The Georgia Interstate Banking Act provides that (i) interstate acquisitions of institutions located in Georgia will be permitted in states which also allow national interstate acquisitions, and (ii) interstate acquisitions of institutions located in Georgia will be permitted by institutions located in states which allot national interstate acquisitions.

      Additionally, in February 1996, the Georgia legislature adopted the "Georgia Interstate Branching Act" which permits Georgia-based banks and bank holding companies owning or acquiring banks outside of Georgia and all non-Georgia banks and bank holding companies owning or acquiring banks in Georgia the right to merge any lawfully-acquired bank into an interstate branch network. The Georgia Interstate Branching Act also allows banks to establish de novo branches on a limited basis beginning July 1, 1996. Beginning July 1, 1998, the number of de novo branches which may be established is no longer limited, as described below.

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

      Moreover, on March 15, 1999, the Georgia legislature passed legislation that would permit a bank holding company owning a bank that does a lawful business in Georgia to acquire control of a bank through formation of a de novo bank in Georgia, provided that it obtains required departmental approval and any required federal approval. The legislation further provides that a bank holding company may merge or consolidate a de novo bank that is established, notwithstanding that it is less than five years old, into another bank owned by that holding company. However, no out-of-state bank holding company may enter Georgia to do banking business through the formation of a de novo bank. Governor Barnes is expected to sign the bill into law.

      As a national bank, the Bank is subject to the supervision of the OCC and, to a limited extent, the FDIC and the Federal Reserve Board. With respect to expansion, national banks situated in the State of Georgia are currently prohibited from establishing branch offices or facilities outside of the county in which the bank's main office is located, except (i) in adjacent counties in certain situations, or (ii) by means of a merger or consolidation with a bank which has been in existence for at least five years. In addition, in the case of a merger or consolidation, the acquiring bank must have been in existence for at least 24 months prior to the merger. However, Georgia, effective July 1, 1997, permits the subsidiary bank(s) of any bank holding company then engaged in the banking business in the State of Georgia to establish, de novo, upon receipt of required regulatory approval, an aggregate of up to three additional branch banks in any county within the State of Georgia. Effective July 1, 1998, Georgia will permit, with required regulatory approval, the establishment of de novo branches in an unlimited number of counties within the State of Georgia by the subsidiary bank(s) of the bank holding companies then engaged in the banking business in the State of Georgia. This new legislation could result in increased competition in the Bank's market area. As a national bank, the Bank is subject to the Georgia banking and usury laws restricting the amount of interest which it may charge in making loans or other extensions of credit.

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

     The Company and the Bank are required to comply with capital adequacy standards established by the Federal Reserve in the case of the Company, and the appropriate federal banking regulator in the case of the Bank. The Federal Reserve has promulgated two basic measures of capital adequacy for bank holding companies: a risk-based measure and a leverage measure. All applicable capital standards must be satisfied for a bank holding company to be considered in compliance.

      The risk-based capital standards are designed to make regulatory capital requirements more sensitive to differences in risk profile among banks and bank holding companies, to account for off-balance-sheet-exposure, and to minimize disincentives for holding liquid assets. Assets and off balance-sheet items are assigned to broad risk categories, each with appropriate weights. The resulting capital ratios represent capital as a percentage of total risk-weighted assets and off-balance-sheet items.

      The minimum guideline for the ratio (the "Total Risk-Based Capital Ratio") of total capital ("Total Capital") to risk-weighted assets (including certain off-balance-sheet items, such as standby letters of credit) is 8%. At least half of Total Capital must be comprised of common stock, minority interests in the equity accounts of consolidated subsidiaries, noncumulative perpetual preferred stock, and a limited amount of cumulative perpetual preferred stock, less goodwill and certain other intangible assets ("Tier 1 Capital"). The remainder may consist of subordinated debt, other preferred stock, and a limited amount of loan loss reserves ("Tier 2 Capital"). At December 31, 1998, the Company's consolidated Total Risk-Based Ratio and its Tier 1 Risk-Based Capital Ratio (i.e., the ratio of Tier 1 Capital to risk-weighted assets) were 15.1% and 13.8% respectively.

      In addition, the Federal Reserve has established minimum leverage ratio guidelines for bank holding companies. These guidelines provide for a minimum ratio (the :Leverage Ratio") of Tier 1 Capital to average assets, less goodwill and certain other intangible assets, of 3% for bank holding companies that meet certain specified criteria, including those having the highest regulatory rating. All other bank holding companies generally are required to maintain a Leverage Ratio of at least 3%, plus an additional cushion of 100 to 200 basis points. The Company's Leverage Ratio at December 31, 1998 was 11.9%. The guidelines also provide that bank holding companies experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels without significant reliance on intangible assets. Furthermore, the Federal Reserve has indicated that it will consider a "tangible Tier 1 Capital Leverage Ratio" (deducting all intangibles) and other indicia of capital strength in evaluating proposals for expansion or new activities.

      The Bank was in compliance with applicable minimum capital requirements as of December 31, 1998. The Company has not been advised by any federal regulator of any specific minimum capital ratio requirement applicable to it or the Bank.

     Failure to meet capital guidelines could subject the Bank to a variety of enforcement remedies, including issuance of a capital directive, the termination of deposit insurance by the FDIC, a prohibition on the taking of brokered deposits and certain other restrictions on its business. As described below, substantial additional restrictions can be imposed upon FDIC-insured depository institutions that fail to meet applicable capital requirements.

      The federal bank regulators continue to indicate their desire to raise capital requirements applicable to banking institutions beyond their current levels. In this regard, the Federal Reserve and the FDIC have, pursuant to Federal Deposit Insurance Corporation Improvement Act of 1991, proposed an
amendment   to  the  risk-based  capital  standards  that   would
calculate the change in an institution's net economic value attributable to increases and decreases in market interest rates and would require banks with excessive rate risk exposure to hold additional amounts of capital against such exposures.

     Under Federal Reserve policy, the Company is expected to act as a source of financial strength for, and to commit resources to support, each of its banking subsidiaries. This support may be required at times when, absent such federal Reserve policy, the Company may not be inclined to provide it. In addition, any capital loans by a bank holding company to nay of its banking subsidiaries are subordinate in right of payment to deposits and to certain other indebtedness of such banks. In the event of a bank holding company's bankruptcy, any commitment by the bank holding company to a federal bank regulatory agency to maintain the capital of a banking subsidiary will be assumed by the bankruptcy trustee and entitled to a priority of payment.

       Under the Federal Deposit Insurance Act ("FDIA"), a depository institution insured by the FDIC can be held liable for any loss incurred by, or reasonably expected to be incurred by, the FDIC after August 9, 1989, in connection with (i) the default of a commonly controlled FDIC-insured depository institution or
(ii) any assistance provided by the FDIC to any commonly controlled FDIC-insured depository institution "in danger of default." "Default" is defined generally as the appointment of a conservator or receiver, and "in danger of default" is defined generally as the existence of certain conditions indicating that a default is likely to occur in the absence of regulatory assistance. The FDIC's claim for damages is superior to claims of shareholders of the insured depository institution or its holding company, but is subordinate to claims of depositors, secured creditors and holders of subordinated debt (other than affiliates) of the commonly controlled insured depository institution.  As  a  result, any loss suffered  by  the  FDIC  in respect of any of these subsidiaries would likely result in assertion of the cross-guarantee provisions, the assessment of such estimated losses against the depository institution's banking or thrift affiliates, and a potential loss of the investment in such other subsidiary depository institution.

      FDICIA establishes a system of prompt corrective action to resolve the problems of undercapitalized institutions. Under this system, which became effective in December 1992, the federal banking regulators are required to establish five capital categories well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically under-capitalized) and to take certain mandatory supervisory actions, and are authorized to take other discretionary actions, with respect to institutions in the three undercapitalized categories, the severity of which will depend upon the capital category in which the institution is placed. Generally, subject to a narrow exception, FDICIA requires the banking regulator to appoint a receiver or conservator for an institution that is critically undercapitalized. The federal banking regulators have specified by regulation the relevant capital level for such category.

      As a bank holding company, the Company is required to file with the Federal Reserve Board and the Georgia Department an annual report of its operations at the end of each fiscal year and such additional information as the Federal Reserve Board may require pursuant to the Act. The Federal Reserve Board may also make examinations of the Company and each of its subsidiaries.

      The United States Congress and the Georgia General Assembly have periodically considered and adopted legislation that has resulted in, and could further result in, deregulation of both banks and other financial institutions. Such legislation could modify or eliminate geographic restrictions on banks and bank holding companies and current prohibitions against banks engaging in certain nonbanking activities. Such legislative changes could place the Company in more direct competition with other financial institutions including mutual funds, securities brokerage firms, insurance companies and investment banking firms. The effect of any such legislation on the business of the Company cannot be accurately predicted. The Company cannot predict what other legislation might be enacted or what other regulations might be adopted, or if enacted or adopted, the effect thereof.

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

Item 2.   Description of Property.
          ------------------------

      The Bank owns its main banking facility located in an approximately 9,500 square foot building at 561 East Washington Avenue, Ashburn, Georgia 31714. The Hudson Avenue side of the property contains a house that has been remodeled and is used for various activities, including banking and civic functions. The bank invested approximately $1,141,396 in the construction of the building, landscaping and the purchase of security devices, the main vault, furniture and fixtures. The Bank leases, at the rent of $2,083 per month, 540 square feet at the Wal-Mart store in Cordele, Crisp County, where it operates its Crisp County Branch. The lease expires on September 19, 2002. The Bank received regulatory approval to open a branch location in Ashburn, Georgia, on November 30, 1998. For this purpose, the Bank purchased, for $100,000, the real estate located at 131 Industrial Drive, Ashburn, Georgia on July 8, 1998. The Bank subsequently subdivided the parcel and disposed of a portion thereof, including a single family residence, for which the Bank had no use. The Bank intends to construct a 1,500 square foot branch building on the remaining real estate. This second Ashburn Branch will have three drive-through windows and an automatic teller.

     On March 26, 1998, the Bank purchased two parcels of land in St. Marys, Camden County, Georgia, for $241,074 for construction of its Camden County Branch. Pending the completion of the permanent building, the Bank is operating the Camden County Branch in a temporary structure located near the construction site.

     On July 2, 1998, the Bank purchased a .5 acre parcel of land in Cordele, Crisp County, Georgia, for $288,000, intended for future construction of a stand-alone branch facility in Crisp
County.

Item 3.   Legal Proceedings.
          ------------------

      Neither the Company nor the Bank is a party to, nor is any of their property the subject of, any material pending legal proceeding which is not routine litigation that is incidental to the business or any other material legal proceeding.

Item 4.   Submission of Matters to a Vote of Security Holders.
          ----------------------------------------------------

     No matter was submitted to a vote of security-holders during the fourth quarter of the fiscal year covered by this report.


                             PART II


Item  5.    Market  for  Common Equity  and  Related  Stockholder Matters.
            --------------------------------------------------------------

      The Registrant's Articles of Iincorporation authorize it to issue up to 10,000,000 shares of common stock, no par value per share. As of March 22, 1999, 1,518,871 shares of the Registrant's common stock were issued and outstanding to 1,210 holders of record.

      There is no established public trading market in the stock. In the 1998 Offering, the Registrant sold 400,000 shares of its common stock at a price of $10.00 per share. The Registrant is aware of isolated private sales which that have occurred during the year ended December 31, 1998, in all of which the per share price was $10.00.

      During  the first quarter of 1998 the Company  declared
and paid a dividend of $105,426, i.e., $0.10 per share.
During  the  first quarter of 1997, the Company declared  and
paid  a dividend of $98,957, i.e., $0.0933 per share.   The
declaration of future dividends is within the discretion of the Board of Directors and will depend, among other things, upon business conditions, earnings, the financial condition of the Bank and the Company, and regulatory requirements.

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

Item 6.   Management's  Discussion  and  Analysis  of   Financial
          Condition and Results of Operations.
          ------------------------------------

      Discussion of the financial condition and results of operations of the Company should be read in conjunction with the Company's consolidated financial statements and related notes which are included elsewhere herein.

          A.   Results of Operations.

Year Ended December 31, 1998 - Compared to Year Ended December 31, 1997
-----------------------------------------------------------------------

      For the years ended December 31, 1998 and 1997, net income amounted to $1,207,482 and $1,041,943 respectively. For 1998, basic and diluted income per share of common stock was $1.00 and $.85, respectively; for 1997, basic and diluted income per share of common stock amounted to $.98 and $.81, respectively. Note that during 1998 and 1997, the outstanding warrants and stock options were dilutive (i.e., upon exercise, they diluted earnings per share by more than 3.03%), thus necessitating the disclosure of basic and diluted income per share. Net income in 1998 increased by $165,539 primarily due to the following reasons:

a. Average earning assets for the year ended December 31, 1998 increased from $80.2 million to $99.7 million, representing an increase of $19.5 million, or 24.3%. Below are various components of average earning assets for the periods indicated:

                                           December 31,
                                       1998            1997
                                       ----            ----
                                            (in 000's)

Federal funds sold                  $ 5,446          $ 2,753
Securities                            7,860            7,688
Net loans                            86,359           69,756
                                    -------          -------
 Total average earning assets       $99,665          $80,197
                                    =======          =======

b. As a consequence of the increase in average earning assets, the net interest income also increased from $4,335,936 for the year ended December 31, 1997 to $5,180,753 for the
     year   ended  December  31, 1998.   Below  are  various
     components of interest income and expense, as well as their yield/costs for the periods indicated:

Years  Ended:           December 31, 1998     December 31, 1997
                        -----------------     -----------------
                              Interest            Interest
                          Income    Yield     Income      Yield
                         /Expense   /Cost    /Expense     /Cost
                         --------   -----    --------     ------
Interest income:

Federal funds sold   $  295,645     5.43% $  144,290      5.24%
Securities              459,908     6.18%    458,277      5.96%
Loans                 9,435,725    10.93%  7,698,998     11.04%
                    -----------    ------  ---------     ------
  Total             $10,191,278    10.23% $8,301,565     10.35%
                    ===========    ====== ==========     ======


Years Ended:             December 31, 1998   December 31, 1997
                         -----------------   -----------------
                              Interest            Interest

                          Income    Yield     Income    Yield
                         /Expense   /Cost    /Expense   /Cost
                         --------   -----    --------   -----
Interest expense:

NOW and money
 market deposit      $  384,874     3.06% $  365,167      3.22%
Savings Deposits         41,748     3.22%     41,575      3.22%
Time Deposits         4,571,924     6.00%  3,557,982      5.95%
Borrowings               11,979     5.67%        905      5.97%
                     ----------     ----- ----------      -----
  Total              $5,010,525     5.55% $3,965,629      5.47%
                     ==========     ===== ==========      =====

Net interest income  $5,180,753           $4,335,936
                     ==========           ==========
Net yield on
 earning assets                     5.20%                 5.41%
                                    =====                 =====

Net Interest Income
-------------------

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

       The Company's net interest income for 1998 was $5,180,753 as compared to $4,335,936 for 1997. Average yields on earning assets were 10.23% and 10.35% for the years ended December 31, 1998 and 1997, respectively. The average costs of funds for 1998 increased to 5.55% from the 1997 cost of 5.47%. The net interest yield is computed by subtracting interest expense from interest income and dividing the resulting figure by average interest-earning assets. Net interest yields for the years ended December 31, 1998 and 1997 amounted to 5.20%% and 5.41%, respectively. The decrease in net interest yield is due to two factors:
(i) during 1998,  the  yield  on earning assets declined by  .12%
and (ii) during 1998, the cost of funds increased by .08%. Net interest income for 1998 as compared to 1997, increased by $844,817. The increase is due primarily to the growth in average earning assets from $80.2 million in 1997 to $99.7 million in 1998.

Non-Interest Income
-------------------

      Non-interest income for the years ended December 31, 1998 and 1997, amounted to $554,788 and $504,158, respectively.
As a percentage of average assets, non-interest income decreased from .59% in 1997 to .52% in 1998. The primary reason for the above decrease is due to the fact that the fee schedule on deposit accounts remained virtually identical in 1998 as compared to 1997, and income from miscellaneous services and products decreased during 1998.

      The following table summarizes the major components of non-interest income for the periods therein indicated:

                       Non-Interest Income

                                      Year Ended December 31,
                                    1998                    1997

Service fees on deposit accounts   $488,692              $418,012
Gain on sale of securities            4,350                 4,773
Miscellaneous, other                 61,746                81,373
                                   --------              --------
  Total non-interest income        $554,788              $504,158
                                   ========              ========


Non-Interest Expense
--------------------

       Non-interest  expense  increased  from  $2,227,859  during
1997  to  $3,035,465 in 1998.   As  a  percent  of  total
average assets, non-interest expense has increased from 2.63% in 1997 to 2.84% in 1998. The main reason for the above increase is associated with the Company's efforts in opening the second branch in Ashburn, Georgia and its first branch in St. Marys, Georgia. Below are the components of non-interest expense for the years 1998 and 1997.

                      Non-Interest Expense

                                      Year Ended December 31,
                                     1998                   1997
                                     ----                   ----
Salaries and other
  personnel benefits             $1,438,874              $1,106,062
Data processing charges             143,827                 111,377
Depreciation                        181,650                 130,746
Professional Fees                   173,319                 141,246
Other  expenses                   1,097,795                 738,428
                                 ----------              ----------
  Total non-interest expense     $3,035,465              $2,227,859
                                 ==========              ==========

      For the year ended December 31, 1998, the allowance for loan losses increased from $1,565,923 to $1,824,179. The allowance for loan losses as a percent of gross loans was identical, at 2.02%, as of December 31, 1997 and December 31, 1998. As of December 31, 1998, management considers the allowance for loan losses to be adequate to absorb possible future losses. However, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses or that additional provisions to the allowance will not be required.

Liquidity and Interest Rate Sensitivity
---------------------------------------

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

      Interest rate sensitivity refers to the responsiveness of interest-bearing assets and liabilities to changes in market interest rates. The rate sensitive position, or gap, is the difference in the volume of rate sensitive assets and liabilities, at a given time interval. The general objective of gap management is to manage actively rate sensitive assets and liabilities so as to reduce the impact of interest rate fluctuations on the net interest margin. Management generally attempts to maintain a balance between rate sensitive assets and liabilities as the exposure period is lengthened to minimize the Company's overall interest rate risks. The asset mix of the balance sheet is continually evaluated in terms of several variables: yield, credit quality, appropriate funding sources and liquidity. To effectively manage the liability mix of the balance sheet focuses on expanding the various funding sources. The interest rate sensitivity position at year-end 19971998 is presented below. Since all interest rates and yield do not adjust at the same velocity, the gap is only a general indicator of rate sensitivity.

                               After
                               three              After
                               months    After   one year
                                but       six      but
                      Within   within     but    within   After
                      three     six     within    five     five
                      months   months  one year   years    years  Total
                      -------  ------  --------  -------  ------  -----

EARNING ASSETS

Loans                $37,744   $9,113    $13,927  $27,505 $1,830  $90,119
Securities               ---      ---        ---    5,287  2,749    8,036
Federal funds sold    15,850      ---        ---      ---    ---   15,850
                     -------   ------    -------  ------- ------  -------

Total earning assets $53,594   $9,113    $13,927  $32,792 $4,579 $114,005
                     =======   ======    =======  ======= ====== ========
SUPPORTING
SOURCES OF FUNDS

Interest-bearing
  demand deposits
  and  savings       $13,786  $   ---    $   ---  $   --- $  --- $13,786

Certificates,
  Less than $100M     21,487   11,903     20,642    5,426    ---  59,458
Certificates,
 $100M and over        6,379    3,682     12,884    1,714    ---  24,659
                     -------  -------    -------  -------  ----- -------
 Total interest-bearing
  liabilities        $41,652 $15,585     $33,526   $7,140 $  --- $97,903
                     ======= =======     =======   ====== ====== =======

Interest rate
  Sensitivity gap    $11,942  (6,472)    (19,599)  25,652  4,579  16,102

Cumulative gap        11,942   5,470     (14,129)  11,523 16,102  16,102

Interest rate
 sensitivity gap
 ratio                 1.29    .58         .42      4.59   N/A     1.16

Cumulative interest
  rate sensitivity
  gap ratio            1.29   1.10         .84      1.12  1.16     1.16

      As evidenced by the table above, the Company is asset sensitive from zero to six months, liability sensitive from six to twelve months, and asset sensitive thereafter. In a declining interest rate environment, a liability sensitive position (a gap ratio of less than 1.0) is generally more advantageous since liabilities are repriced sooner than assets. Conversely, in a rising interest rate environment, an asset sensitive position (a gap ratio over 1.0) is generally more advantageous, as earning assets are repriced sooner than liabilities. With respect to the Company, an increase in interest rates would increase income from zero through six months and from one year on; it would reduce income from six months through one year. Conversely, a decline in interest rates would reduce income from zero through six months, and from one year on; it would increase income from six months through one year. This, however, assumes that all other factors affecting income remain constant.

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

      Liquidity represents the ability to provide steady sources of funds for loan commitments and investment activities and to maintain sufficient funds to cover deposit withdrawals and payment of debt and operating obligations. These funds can be obtained by converting assets to cash or by attracting new deposits. The Company's primary source of liquidity comes from its ability to maintain and increase deposits through the Bank. Deposits grew by $24.6 million in 19971998. Below are pertinent liquidity balances and ratios for the years ended December 31, 1998 and 1997.

                                              December, 31
                                      1998                    1997
                                      ----                    ----
Cash and cash equivalents         $19,247,203              $5,020,621
CDs, over $100,000
  to total deposits ratio               22.8%                   18.6%
Loan to deposit ratio                   81.5%                   90.4%
Securities to total assets ratio         6.6%                    7.7%
Brokered deposits                        ---                     ---


      As  the  above  balances  and ratios  indicate,  management believes that the Company's 1998 liquidity position is satisfactory. Management is unaware of any trends, demands, commitments, events or uncertainties that will result in or are reasonably likely to result in the Company's liquidity increasing or decreasing in any material way. The Company is not aware of any current recommendations by the regulatory authorities which, if implemented, would have a material effect on the Company's liquidity, capital resources or results of operations.

Capital Adequacy
----------------

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

      The table below illustrates the Bank's and Company's regulatory capital ratios at December 31, 1998.

                                                       Minimum
                                 December 31,         Regulatory
Bank                               1998              Requirement
----                             ------------        -----------

Tier 1 Capital                      9.6%                 4.0%
Tier 2 Capital                      1.2%                  N/A
                                    ----                 ----
  Total risk-based capital ratio   10.8%                 8.0%
                                   =====                 ====

Leverage ratio                      8.3%                 3.0%
                                    ====                 ====

                                                       Minimum
                                 December 31,         Regulatory
Company - Consolidated              1998             Requirement
----------------------           ------------        -----------
Tier 1 Capital                     13.8%                 4.0%
Tier 2 Capital                      1.3%                  N/A
                                   -----                 ----
  Total risk-based capital ratio   15.1%                 8.0%
                                   =====                 ====
Leverage ratio                     11.9%                 3.0%
                                   =====                 ====

      The above ratios indicate that the capital positions of the Company and the Bank are sound and that the Company is well positioned for future growth.

          B.   Year 2000 Remediation.

      Computer programs that have time-sensitive software may not
correctly  recognize  dates beginning in  the  year  2000.   This
problem (the "Year 2000 Issue") could result in miscalculations or system failures.

      The Company has conducted a review of both its information technology and non-information technology systems, and has determined that all such systems are adequately Year 2000 compliant. The Company incurred expenses of $13,000 in connection with such review in 1998, and it expects to incur additional related expenses of $30,000 during 1999. As part of routine systems maintenance, the Company replaced or upgraded certain systems, but in no case did the Company replace or upgrade a system solely because of the Year 2000 Issue. Accordingly, the Company does not believe that the replacement and upgrading costs are specifically related to the Year 2000 Issue.

      The Company believes that its most likely worst case scenario arising from the Year 2000 Issue would be a power failure. It is also possible, if the Company's material vendors and contractors do not successfully complete their remediation efforts, that the Company may experience disruptions to its business that could have a material adverse effect on its results of operations. The Company could also be materially affected by widespread economic or financial market disruption or by the failure or malfunctioning of government computer systems. The Company has developed a contingency plan that it believes will prevent disruption of its business by the Year 2000 Issue in the event that its remediation efforts are not successful.

Item 7.   Financial Statements and Supplementary Data.

      The  following financial statements are contained  in  this
Item 7:

               Independent Auditors' Report

                Consolidated  Balance Sheets-as of  December  31,
          1998 and 1997

                Consolidated Statements of Income-for the years ended December 31, 1998 and 1997

               Consolidated Statement of Changes in Stockholders'
          Equity-for  the years ended December 31, 1998 and 1997

                Consolidated Statements of Cash Flows-for the years ended December 31, 1998 and 1997

               Notes to Consolidated Financial Statements














                COMMUNITY NATIONAL BANCORPORATION
                        ASHBURN, GEORGIA

                CONSOLIDATED FINANCIAL STATEMENTS
                       FOR THE YEARS ENDED
                   DECEMBER 31, 1998 AND 1997






                        TABLE OF CONTENTS



REPORT OF INDEPENDENT ACCOUNTANTS                                39

CONSOLIDATED FINANCIAL STATEMENTS


          Consolidated Balance Sheets                            40

          Consolidated Statements of Income                      41

          Consolidated Statements of Changes in
          Shareholders'Equity                                    42

          Consolidated Statements of Cash Flows                  43

          Notes to Consolidated Financial Statements             44








                Report of Independent Accountants



Board of Directors
Community National Bancorporation
Ashburn, Georgia

           We have audited the accompanying consolidated balance sheets of Community National Bancorporation and subsidiary as of December 31, 1998 and 1997, and the related consolidated statements of income, changes in shareholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

           We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

           In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Community National Bancorporation and subsidiary at December 31, 1998 and 1997, and the consolidated results of their operations and their cash flows for each of the years in the two-year period ended December 31, 1998, in conformity with generally accepted accounting principles.





Atlanta, Georgia
February 28, 1999


                COMMUNITY NATIONAL BANCORPORATION
                        ASHBURN, GEORGIA
                   Consolidated Balance Sheets


                             ASSETS
                                                 As of December 31,
                                                  1998         1997
                                                  ----         ----
Cash and due from banks                       $3,397,203   $2,770,621
Federal funds sold, net  (Note 3)             15,850,000    2,250,000
                                              ----------   ----------
  Total cash and cash equivalents            $19,247,203   $5,020,621
Securities:  (Notes 2 & 4)
 Available-for-sale at fair value             8,036,357     7,077,909
Loans, net  (includes loans of $3,413,215
 (1998) and $3,191,232 (1997) to insiders)
 (Notes 2, 5, 6, & 14)                       88,295,060    75,791,059
Property and equipment, net  (Notes 2 & 7)    2,406,538     1,323,876
Other assets                                  3,606,774     2,380,922
                                             ----------    ----------
  Total Assets                             $121,591,932   $91,594,387
                                            ===========    ==========

              LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
------------
Deposits
  Non-interest bearing deposits             $10,478,489   $ 7,488,707
  Interest bearing deposits                  97,903,091    76,353,452
                                             ----------    ----------
       Total deposits  (Note 9)            $108,381,580   $83,842,159
Other liabilities                               688,858       574,556
                                            -----------    ----------
  Total Liabilities                        $109,070,438   $84,416,715
                                            -----------    ----------

Commitments and Contingencies  (Note 8)
-----------------------------

Shareholders' Equity:  (Notes 1 & 10)
---------------------
Common stock, no par value, 10,000,000
  shares authorized, 1,518,871 (1998)
  and  1,060,251 (1997) shares issued;
  1,518,871 (1998) and 1,054,251 (1997)
  shares outstanding                       $  7,649,291   $ 3,479,988
 Treasury stock                                   -  -        (40,000)
 Retained earnings                            4,829,006     3,726,950
 Unrealized gain (loss) on securities, net       43,197        10,734
                                           ------------   -----------
   Total Shareholders' Equity              $ 12,521,494   $ 7,177,672
                                           ------------   -----------
   Total Liabilities and
     Shareholders' Equity                  $121,591,932   $91,594,387
                                           ============   ===========
      Refer to notes to the consolidated financial statements.


              COMMUNITY NATIONAL BANCORPORATION
                        ASHBURN, GEORGIA
                Consolidated Statements of Income

                                            Years Ended December 31,
Interest Income:                               1998        1997
----------------                               ----        ----
 Interest and fees on loans (Note 2)      $ 9,435,725  $7,698,998
 Interest on investment securities            459,908     458,277
 Interest on federal funds sold               295,645     144,290
                                          -----------  ----------
    Total interest income                 $10,191,278  $8,301,565

Interest Expense:
-----------------
Interest on deposits and
  borrowings(Note 11)                   $  5,010,525   $3,965,629
                                        ------------   ----------
Net interest income                        5,180,753    4,335,936
Provision for possible
  loan losses (Note 6)                       720,000      735,300
                                        ------------   ----------
Net interest income after provision
  for possible loan losses              $  4,460,753   $3,600,636
                                        ------------   ----------
Other Income:
-------------
Gain on sale/settlement of
  securities  (Note 4)                  $      4,350   $    4,773
Service fees on deposit accounts             488,692      418,012
Miscellaneous, other                          61,746       81,373
                                        ------------   ----------
      Total other income                $    554,788   $  504,158
                                        ------------   ----------

Other Expenses:
---------------
Salaries and benefits                   $  1,438,874   $1,106,062
Data processing expense                      143,827      111,377
Professional fees                            173,319      141,246
Depreciation                                 181,650      130,746
Repairs and maintenance                      123,630      124,152
Other operating expenses (Note 12)           974,165      614,276
                                         -----------   ----------
  Total other expenses                   $ 3,035,465   $2,227,859
                                         -----------   ----------

Income before income tax                 $ 1,980,076   $1,876,935
Income tax  (Notes 2 & 13)                   772,594      834,992
                                         -----------   ----------
Net income                              $  1,207,482   $1,041,943
                                        ------------   ----------
Other comprehensive income, net of tax
 Unrealized holding gains, securities         32,463       19,409
                                        ------------   ----------
Comprehensive income                     $ 1,239,945   $1,061,352
                                        ============   ==========
Basic earnings per share  (Note 2)       $      1.00   $      .98
                                        ============   ==========
Diluted earnings per share (Note 2)      $       .85   $      .81
                                        ============   ==========

      Refer to notes to the consolidated financial statements.



                COMMUNITY NATIONAL BANCORPORATION
                        ASHBURN, GEORGIA
   Consolidated Statements of Changes in Shareholders' Equity for the years ended December 31, 1998 and 1997


                                 Common Stock           Treasury Stock
                              Shares      Amount      Shares      Amount
                              ------      ------      ------      ------
Balance, December 31, 1995   353,417   $3,479,988        - -      $  - -
                             -------   ----------     ------      ------
Dividends paid                   - -          - -        - -         - -
Net income, 1996                 - -          - -        - -         - -
Unrealized (loss) on
  securities                     - -          - -        - -         - -
                             -------   ----------     ------      ------
Balance, December 31, 1996   353,417   $3,479,988        - -      $  - -
                             -------   ----------     ------      ------
Stock splin (3:1)            709,834          - -        - -         - -
Dividens paid
  (.0933 per share)              - -          - -        - -         - -
Purchase of stock                - -          - -      6,000     (40,000)
Net income, 1997                 - -          - -        - -         - -
Unrealized gain,
  securities                     - -          - -        - -         - -
                             -------   ----------     ------     -------
Balance, December 31, 1997 1,060,251   $3,479,988      6,000    $(40,000)
                           ---------   ----------     ------    --------
Dividends paid
  ($.1 per share)                - -          - -        - -         - -
Treasury stock sold              - -       20,000     (6,000)     40,000
Exercise of options           58,620      195,400        - -         - -
Sale of stock                400,000    3,953,903        - -         - -
Net income                       - -          - -        - -         - -
Unrealized gain,
  securities                     - -          - -        - -         - -
                           ---------    ---------     ------     -------
Balance, December 31, 1998 1,518,871   $7,649,291        - -    $    - -
                           =========   ==========     ======    ========

                                             Unrealized          Total
                               Retained       Gain on        Shareholders'
                               Earnings      Securities         Equity
                               --------      ----------      -------------
Balance, December 31, 1995   $ 1,905,021     $   24,079      $  5,409,088
                             -----------     ----------      ------------
Dividends paid                   (63,615)           - -           (63,615)
Net income                       942,558            - -           942,558
Unrealized (loss) on
  securities                         - -        (32,754)          (32,754)
                             -----------     ----------      ------------
Balance, December 31, 1996   $ 2,783,964     $   (8,675)     $  6,255,277
                             -----------     ----------      ------------
Stock split (3:1)                    - -            - -               - -
Dividends paid
  (.0933 per share)              (98,957)           - -           (98,957)
Purchase of stock                    - -            - -           (40,000)
Net incoem, 1997               1,041,943            - -         1,041,943
Unrealized gain, securities          - -         19,409            19,409
                             -----------     ----------      ------------
Balance, December 31, 1997   $ 3,726,950     $   10,734      $  7,177,672
                             -----------     ----------      ------------
Dividends paid
  ($.1 per share)               (105,526)           - -          (105,426)
Treasury stock sold                  - -            - -            60,000
Exercise of options                  - -            - -           195,400
Sale of stock                        - -            - -         3,953,400
Net income                     1,207,482            - -         1,207,482
Unrealized gains, securities         - -         32,463            32,463
                             -----------     ----------      ------------
Balance, December 31, 1998   $ 4,829,006     $   43,197      $ 12,521,494
                             ===========     ==========      ============

       Refer to notes to the consolidated financial statements.


             COMMUNITY NATIONAL BANCORPORATION
                        ASHBURN, GEORGIA
              Consolidated Statements of Cash Flows

                                            Years Ended December 31,
Cash flows from operating activities:       1998                1997
-------------------------------------       ----                ----
  Net income                            $ 1,207,482          $1,041,943
  Adjustments to reconcile net income
    to net cash provided by operating
    activities:
      Depreciation                      $   181,650          $  130,746
      Net amortization of premiums
        on securities                        10,422               3,184
      (Gain) on sale or settlements
        of securities                        (4,350)             (4,773)
      Provisions for loan losses            720,000             735,300
 (Increase) in other assets              (1,225,852)           (385,558)
 Increase in liabilities                    114,300            (317,382)
Net cash provided by operating         ------------          ----------
  activities                           $  1,003,652          $1,203,460
                                       ------------          ----------

Cash flows from investing activities:
-------------------------------------
 Proceeds from maturities and paydowns
  of securities                         $ 4,128,019          $3,632,000
 Proceeds from sales of securities             -  -             496,626
 Purchase of investment securities       (5,060,076)         (3,584,688)
 Net increase in loans                  (13,224,000)        (15,996,672)
 Purchase of property and equipment      (1,264,312)           (437,412)
                                        -----------          ----------
Net cash used in investing activities  $(15,420,369)       $(15,890,146)
                                        -----------          ----------

Cash flows from financing activities:
-------------------------------------
 Exercise of warrants, options         $    195,400        $        -  -
 Sale of stock                            3,953,903                 -  -
 Sale/(purchase) of treasury stock           60,000              (40,000)
 Payment of dividends                      (105,425)             (98,957)
 (Decrease) in lease obligations               -  -              (15,186)
 Increase in customer deposits           24,539,421           13,748,631
Net cash provided from financing      -------------        -------------
  activities                          $  28,643,299        $  13,594,488
                                      -------------        -------------

Net increase in cash and cash
  equivalents                         $  14,226,582        $  (1,092,198)
Cash and cash equivalents,
  beginning of year                       5,020,621            6,112,819
                                      -------------        -------------
Cash and cash equivalents,
  end of year                         $  19,247,203        $   5,020,621
                                      =============        =============

Supplemental Information:

Income taxes paid                     $     879,000        $     800,125
                                      =============        =============
Interest paid                         $   3,845,696        $   3,908,406
                                      =============        =============

       Refer to notes to the consolidated financial statements.


                     COMMUNITY NATIONAL BANCORPORATION
                             ASHBURN, GEORGIA
                 Notes to onsolidated Financial Statements
                        December 31, 1998 and 1997

Note 1 - Organization of the Business

      Community National Bancorporation, Ashburn, Georgia (the "Company") was organized in August, 1989 to serve as a holding company for a proposed de novo bank, Community National Bank, Ashburn, Georgia (the "Bank"). The Bank was chartered by and is currently regulated by the Office of the Comptroller of the Currency ("OCC") and its deposits are each insured up to $100,000 by the Federal Deposit Insurance Corporation. The Bank has two offices in Ashburn, Georgia and one office in Cordele, Georgia. Two other offices, one in St. Marys, Georgia and the other in Cordele, Georgia were approved by the OCC to operate as branches of the Bank.

      During 1998, the Company issued and sold 400,000 shares  of
its  common  stock  at  $10.00 per share.   The  public  offering
yielded approximately $3,954,000, the substantial majority of which will be utilized for expansion.

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

      Investment Securities. The Company adopted Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investment in Debt and Equity Securities" ("SFAS 115") on January 1, 1994. SFAS 115 requires investments in equity and debt securities to be classified into three categories:

     1. Held-to-maturity securities. These are securities which the Company has the ability and intent to hold until maturity. These securities are stated at cost, adjusted for amortization of premiums and the accretion of discounts. As of December 31, 1998 and 1997, the Company had no securities in this category.

     2. Trading securities. These are securities which are bought and held principally for the purpose of selling in the near future. Trading securities are reported at fair market value, and related unrealized gains and losses are recognized in the income statement. As of December 31, 1998 and 1997, the Company had no securities in this category.

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

     Other Real Estate. Other real estate represents property acquired through foreclosure or in satisfaction of loans. Other real estate is carried at the lower of: (i) cost; or (ii) fair value less estimated selling costs. Fair value is determined on the basis of current appraisals, comparable sales and other estimates of value obtained principally from independent sources. Any excess of the loan balance at the time of foreclosure or acceptance in satisfaction of loans over the fair value of the real estate held as collateral is treated as a loan loss and charged against the allowance for loan losses. Gain or loss on sale and any subsequent adjustments to reflect changes in fair value and selling costs are recorded as a component of income. Costs of improvements to other real estate are capitalized, while costs associated with holding other real estate are charged to operations. As of December 31, 1998 and 1997, other real estate amounted to $650,000 and zero, respectively.

      Income Taxes. Income tax expense consists of current and deferred taxes. Current income tax provisions approximate taxes to be paid or refunded for the applicable year. Deferred tax assets and liabilities are recognized on the temporary differences between the bases of assets and liabilities as measured by tax laws and their bases as reported in the financial statements. Deferred tax expense or benefit is then recognized for the change in deferred tax assets or liabilities between periods.

     Recognition of deferred tax balance sheet amounts is based on management's belief that it is more likely than not that the tax benefit associated with certain temporary differences, tax operating loss carryforwards, and tax credits will be realized. A valuation allowance is recorded for those deferred tax items for which it is more likely than not that realization will not occur.

      Profit Sharing. The Company has a noncontributory profit sharing plan that covers all eligible employees. The annual contribution to the plan is determined by the Board of Directors. Such contribution cannot exceed amounts allowable as a deduction for federal income tax purposes.

      Restriction on Cash and Due from Banks. The Bank is required to maintain reserve funds in cash or on deposits with the Federal Reserve System. The required reserves at December 31, 1998 and 1997 were approximately $240,000 and $199,000, respectively.

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

     For  the year ended December 31, 1998, basic EPS and diluted
EPS were computed as follows :

                            Basic EPS                   Diluted EPS
                      Numerator   Denominator      Numerator   Denominator
                      ---------   -----------      ---------   -----------
Net income           $1,207,482                  $1,207,482
Weighted average
  shares                          1,211,976                    1,211,976
Options, warrants                                                202,868
                     ----------   ---------      ----------    ---------
   Totals            $1,207,482   1,211,976      $1,207,482    1,414,844
                     ==========   =========      ==========    =========

EPS                           $1.00                         $.85
                              =====                         ====

     For  the year ended December 31, 1997, basic EPS and diluted
EPS were computed as follows:

                           Basic EPS                     Diluted EPS
                      Numerator   Denominator      Numerator   Denominator
                      ---------   -----------      ---------   -----------
Net in               $1,041,093                    $1,041,943
Weighted average
  shares                          1,058,866                    1,058,866
Options, warrants                                                220,597
                     ----------   ---------        ----------  ---------
   Totals            $1,041,943   1,058,866        $1,041,943  1,279,463
                     ==========   =========        ==========  =========

EPS                          $.98                           $.81
                             ====                           ====

     Recent Accounting Pronouncements. Beginning January 1, 1998, the Company adopted the provisions of SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information," which is effective for annual and interim periods beginning after December 15, 1997. This Statement establishes standards for the method that public entities are to use when reporting information about operating segments in annual financial statements and requires that those enterprise reports be issued to shareholders, beginning with annual financial statements in 1998 and for interim and annual financial statements thereafter. SFAS 131 also established standards for related disclosures about products and services, geographic areas and major customers.

      SFAS 132, "Employers' Disclosures About Pensions and Other Postretirement Benefits" revises and standardizes certain disclosures which were required under SFAS 87, 88 and 106. Generally, the new Statement uses a separate but parallel format, eliminates less useful information, requires additional data deemed useful by analysts, and allows some aggregation of presentation. This Statement was adopted by the Company during 1998.

        SFAS 133, "Accounting for Derivative Instruments and Hedging Activities" was issued in June, 1998 and is effective for all calendar-year entities beginning in January, 2000. This Statement applies to all entities and requires that all derivatives be recognized as assets or liabilities in the balance sheet, at fair values. Gains and losses of derivative instruments not designated as hedges will be recognized in the income statement. The Company has not made an assessment of the expected impact that SFAS 133 will have on its financial statements.

Note 3 - Federal Funds Sold

        The Bank is required to maintain legal cash reserves computed by applying prescribed percentages to its various types of deposits. When the Bank's cash reserves are in excess of the required amount, the Bank may lend the excess to other banks on a daily basis. At December 31, 1998 and 1997, the Bank sold $15,850,000 and $2,250,000, respectively, to other banks through the federal funds market.

Note 4 - Securities Available-for-Sale

        The amortized costs and estimated market values of securities available-for-sale as of December 31, 1998 follow:
                                         Gross
                     Amortized        Unrealized       Estimated
Description            Costs     Gains        Losses  Market Values
-----------          ---------   -------------------  -------------
U.S. Agency
  securities      $  5,487,337   $ 39,825  $   (430)  $   5,526,732
FRB & FHLB stock       373,600       -  -      -  -         373,600
Municipal
 securities          2,109,971     26,058        (4)      2,136,025
                  ------------   --------  ---------  -------------
 Total securities $  7,970,908   $ 65,883  $   (434)  $   8,036,357
                  ============   ========  =========  =============

     The   amortized  costs  and  estimated  market   values   of
securities available-for-sale as of December 31, 1997 follow:

                                        Gross
                     Amortized        Unrealized        Estimated
Description            Costs     Gains        Losses  Market Values
-----------          ---------   -------------------  -------------
U.S. Agency
 securities        $ 5,484,327   $  7,92    $(11,746) $   5,480,504
FRB & FHLB stock       330,400      -  -        -  -        330,400
Municipal
 securities          1,167,580    20,701        (614)     1,187,667
Mortgage  backed
 securities              19,33      -  -        -  -         19,338
CDs at other banks      60,000      -  -        -  -         60,000
                   -----------  --------    --------   ------------
  Total securities $ 7,061,645  $ 28,624    $(12,360)  $  7,077,909
                   ===========  ========    ========   ============

      All national banks are required to hold FRB stock and all members of the Federal Home Loan Bank are required to hold FHLB stock. No ready market exists for either stock and neither stock has a quoted market value. Accordingly, both FRB stock and FHLB stock are reported at cost.

     The   amortized  costs  and  estimated  market   values   of
securities   available-for-sale  at  December   31,   1998,    by
contractual maturity , are shown in the following chart. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                         Amortized       Estimated
                                           Costs       Market Values
                                        ----------     -------------
     Due in one year or less            $  -  -         $  -  -
     Due after one through five years    5,239,181       5,287,300
     Due after five through ten years    1,788,197       1,805,531
     Due after ten years                   569,930         569,926
     FRB and FHLB stock (no maturity)      373,600         373,600
                                        ----------      ----------
         Total securities               $7,970,908      $8,036,357
                                        ==========      ==========

      For the year ended December 31, 1998, no securities were sold by the Company. Proceeds from sales of securities during 1997 were $496,626. Net gains of $4,773 were realized on those sales.

      As of December 31, 1998, an aggregate amount of $3,705,000, consisting of total or portions of twelve securities, were pledged as collateral for public funds deposits. As of December 31, 1997, an aggregate amount of $2,750,000, consisting of total or portions of seven securities, were pledged as collateral for public funds deposits.

Note 5 - Loans

     The composition of net loans by major loan category, as of
December 31, 1998 and 1997, follows:
                                                        December 31,
                                                    1998          1997
                                                    ----          ----
  Commercial, financial, agricultural        $  67,929,551  $  56,442,799
  Real estate - construction                       652,185        188,759
  Real estate - mortgage                        14,190,655     13,049,306
  Installment                                    7,346,848      7,676,118
                                             -------------  -------------
  Loans, gross                               $  90,119,239  $  77,356,982
  Deduct:
   Allowance for loan losses                    (1,824,179)    (1,565,923)
                                             -------------  -------------
   Loans, net                                $  88,295,060  $  75,791,059
                                             =============  =============

      The Company had no loans which it considered to be impaired other than the loans on which the accrual of interest had been discontinued or loans that are over 90 days past due. Total recorded investment in impaired loans was $190,476 and $16,600 at December 31, 1998 and 1997, respectively. These loans had related allowances for loan losses of approximately $28,500 and $2,500 at December 31, 1998 and 1997, respectively. The average recorded investment in impaired loans during 1998 and 1997 was approximately $263,411 and $211,520, respectively. No significant amount of interest income was recognized on impaired loans in 1998 or 1997.

Note 6 - Allowance for Possible Loan Losses

      The  allowance  for  possible loan losses  is  a  valuation
reserve  available  to  absorb  future  loan  charge-offs.    The
allowance   is  increased  by  provisions  charged  to  operating
expenses and by recoveries of loans which were previously written-
off.   The allowance is decreased by the aggregate loan balances, if any, which were deemed uncollectible during the year.

     Activity  within the allowance for loan losses  account  for the years ended December 31, 1998 and 1997 follows:
                                              Years ended December 31,
                                              1998              1997
                                              ----              ----
  Balance, beginning of year               $1,565,923        $1,200,398
  Add:  Provision for loan losses             720,000           735,300
  Add:  Recoveries of previously charged
           off amounts                        110,033           106,337
                                           ----------        ----------
     Total                                 $2,395,956        $2,042,035
  Deduct:   Amount charged-off               (571,777)         (476,112)
                                           ----------        ----------
  Balance, end of year                     $1,824,179        $1,565,923
                                           ==========        ==========

Note 7 - Property and Equipment

      Building, furniture, equipment, land and land improvements are stated at cost less accumulated depreciation. Components of property and equipment included in the consolidated balance sheets at December 31, 1998 and 1997 follow:

                                              December 31,
                                        ------------------------
                                            1998        1997
                                            ----        ----
     Land                               $  792,499  $  155,018
     Land improvements                        -  -      43,111
     Leasehold improvements                166,500     166,500
     Building                            1,387,699     939,338
     Furniture and equipment               922,458     851,461
                                        ----------  ----------
        Property and equipment, gross   $3,269,156  $2,155,428
     Deduct:
         Accumulated depreciation         (862,618)   (831,552)
                                        ----------  ----------
         Property and equipment, net    $2,406,538  $1,323,876
                                        ==========  ==========

      Depreciation expense for the years ended December 31, 1998 and 1997 amounted to $181,650 and $130,746, respectively. Depreciation is charged to operations over the estimated useful lives of the assets. The estimated useful lives and methods of depreciation for the principal items follow:

  Type of Asset            Life in Years       Depreciation Method
  -------------            -------------       -------------------
  Furniture and equipment      1 to 7             Straight-line
  Buildings                    32, 39             Straight-line
  Leasehold improvements         5                Straight-line

Note 8 - Commitments and Contingencies

      Please refer to Note 14 concerning warrants and options earned by directors and executive officers.

      Please refer to Note 16 concerning financial instruments with off-balance sheet risk.

      The  Bank  entered  into a five-year operating  lease  with respect to its branch located in Cordele, Georgia. Upon expiration, on September 19, 2002, the lease is renewable for two successive five-year periods. The approximate future minimum rental commitments for the above lease as of December 31, 1998 are show below:

                    Calendar Year        Amount
                    -------------        ------
                       1999            $  25,000
                       2000               25,000
                       2001               25,000
                       2002               18,500
                                       ---------
                        Total          $  93,500
                                       =========

Note 9 - Deposits

      The following details deposit accounts at December 31, 1998 and 1997:

                                                December 31,
                                         ---------------------------
                                             1998          1997
                                             ----          ----
      Non-interest bearing deposits      $10,478,489    $7,488,707
      Interest bearing deposits:
         NOW accounts                      7,721,624     6,585,459
         Money market accounts             4,974,496     4,456,079
         Savings                           1,089,769     1,259,557
         Time, less than $100,000         59,458,351    48,487,604
         Time, $100,000 and over          24,658,851    15,564,753
                                          ----------    ----------
            Total deposits              $108,381,580  $ 83,842,159
                                        ============  ============

Note 10 - Shareholders' Equity

     On September 25, 1997 the Company's Board declared a three-for-one stock split, in the form of a 200% stock dividend, to all shareholders of record as of October 1, 1997. The par value per share was reduced from $5.00 per share to zero. The Company currently has 10.0 million shares authorized: 1,518,871 and 1,054,251 shares outstanding at December 31, 1998 and 1997, respectively. There are 251,502 warrants and 52,800 options outstanding at December 31, 1998. Each warrant and/or option can be converted into one share of the Company's common stock upon surrender and payment of $3.33.

Note 11 - Interest on Deposits and Borrowings

     A summary of interest expense for the years ended December
31, 1998 and 1997 follows:

                                                    December 31,
                                         -------------------------------
                                               1998           1997
                                               ----           ----
     Interest on NOW accounts              $  218,084     $  211,537
     Interest on money market accounts        166,790        153,630
     Interest on savings accounts              41,748         41,575
     Interest on CDs under $100,000         3,440,968      2,658,701
     Interest on CDs $100,000 and over      1,130,956        899,281
     Interest on federal funds purchased       11,979            679
     Interest, other borrowings                  -  -            226
                                           ----------     ----------
       Total interest on deposits and
            borrowings                     $5,010,525     $3,965,629
                                           ==========     ==========

Note 12 - Other Operating Expenses

     A summary of other operating expenses for the years ended
December 31, 1998 and 1997 follows:

                                                   December 31,
                                         -------------------------------
                                              1998              1997
                                              ----              ----
     Stationary and supplies              $   88,963        $   68,050
     Regulatory fees                          56,791            50,058
     Courier & postage                        58,341            39,258
     Advertising & business development      105,728            85,831
     Utilities and telephone                  69,787            47,834
     Directors' fees                          88,450            90,700
     Taxes and licenses                       64,103            60,309
     St. Marys expense                       178,950              -  -
     All other operating expenses            263,052           172,236
                                          ----------        ----------
        Total other operating expenses    $  974,165        $  614,276
                                          ==========        ==========

Note 13 - Income Taxes

      As of December 31, 1998 and 1997, the Company's provision for income taxes consisted of the following:

                                                       December 31,
                                             ------------------------------
                                                 1998             1997
                                                 ----             ----
     Current                                 $  684,787       $  735,153
     Deferred                                    87,807           99,839
                                             ----------       ----------
     Federal income tax expense              $  772,594       $  834,992
                                             ==========       ==========

Deferred income taxes consist of the following:
                                                1998              1997
                                                ----              ----
     Provision for loan losses               $   87,807       $  124,278
     Other real estate                             -  -          (30,600)
     Other                                         -  -            6,161
                                             ----------       ----------
        Total                                $   87,807       $   99,839
                                             ==========       ==========

      The Company's provision for income taxes differs from the amounts computed by applying the federal income tax statutory rates to income before income taxes. A reconciliation of federal statutory income taxes to the Company's actual income tax provision follows:

                                              Years ended December 31,
                                        ----------------------------------
                                             1998                  1997
                                             ----                  ----
     Income taxes at statutory rate     $  673,226             $  638,160
     State tax, net of Federal benefits     22,880                 80,011
     Change in valuation allowance          87,807                124,278
     Other                                 (11,319)                (7,457)
                                        ----------             ----------
        Total                           $  772,594             $  834,992
                                        ==========             ==========

     The tax effects of the temporary differences that comprise the net deferred tax assets at December 31, 1998 and 1997 are presented below:

                                           1998         1997
Deferred tax assets:                       ----         ----
       Allowance for loan losses        $  574,950  $  487,143
       Unrealized gain, securities         (22,253)     (5,530)
       Deferred asset, depreciation          1,113       3,278
       Valuation reserve                  (552,861)   (465,054)
                                        ----------   ---------
           Net deferred tax asset       $      949  $   19,837
                                        ==========  ==========

      There was a net change in the valuation allowance during 1998 and 1997. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projection for future taxable income over the periods which the temporary differences resulting in the deferred tax assets are deductible, management believes it is more likely than not that the Company will realize the benefits of those deductible differences, net of the existing valuation allowance at December 31, 1998.

Note 14 - Related Party Transactions

      Stock Warrants and Options. In consideration of the directors' financial risks and efforts in organizing the Company and the Bank, each director was offered the opportunity to purchase investment units consisting of one share of the Company's common stock and a warrant to purchase one share of the Company's common stock. Each warrant entitles its holder to purchase the Company's common stock at a price of $3.33 per share at any time during the warrant's term of ten years. Directors were issued 293,250 non-transferable warrants during the Company's initial offering, and as of December 31, 1998 and 1997, there remained 251,502 and 289,002 outstanding warrants, respectively.

      The former president and current president each have earned options to purchase 42,240 and 31,680 shares of the Company's common stock, respectively. The options are excercisable at $3.33 per share and mature at the end of seven years from the date of grant. As of December 31, 1998 and 1997, there remained 52,800 and 73,920 outstanding options, respectively.

     Borrowings and Deposits by Directors and Executive Officers. Certain directors, executive officers and companies with which they are affiliated, are customers of and have banking transactions with the Bank in the ordinary course of business. As of December 31, 1998 and 1997, loans outstanding to directors, their related interests and executive officers aggregated $3,413,215 and $3,191,232, respectively. These loans were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable arms-length transactions.

      A  summary  of loan transactions with directors,  including their  affiliates, and executive officers during  1998  and  1997 follows:

                                           1998         1997
                                           ----         ----
     Balance, beginning of year         $3,191,232  $1,579,651
        New loans                        1,914,320   2,218,615
        Less:   loan payments           (1,692,337)   (607,034)
                                        ----------  ----------
        Balance, end of year            $3,413,215  $3,191,232
                                        ==========  ==========

      Deposits  by  directors  and their  related  interests,  at
December   31,  1998  and  1997,  approximated   $3,123,604   and
$3,464,115, respectively.

     Total directors' fees aggregated $88,450 in 1998 and $90,700 in 1997.

Note 15 - Employee Benefit Plan

      A profit sharing plan (the "Plan") was established by the Bank to provide for participation in profits by employees or their beneficiaries. The Plan has a pre-determined formula for allocating contributions among participants and for distributing funds upon the occurrence of certain events. For the years ended December 31, 1998 and 1997, the Bank contributed $119,350 and $109,247, respectively, to the Plan.

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

      Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any material condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require the payment of a fee. At December 31, 1998 and 1997, unfunded commitments to extend credit were $7,184,960 and $5,955,959, respectively. The Company evaluates each customer's credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management's credit evaluation of the borrower. Collateral varies, but may include accounts receivable, inventory, property, plant and equipment, farm products, livestock and income producing commercial properties.

      At December 31, 1998 and 1997, commitments under letters of credit aggregated approximately $639,000 and $235,000, respectively. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Collateral varies but may include accounts receivable, inventory, equipment, marketable securities and property. Since most of the letters of credit are expected to expire without being drawn upon, they do not necessarily represent future cash requirements.

      The Company makes commercial, agricultural, real estate and consumer loans to individuals and businesses located in and around Turner County and Crisp County, Georgia. The Company does not have a significant concentration of credit risk with any individual borrower. However, a substantial portion of the Company's loan portfolio is collateralized by real estate (mainly farmland) located in and around Turner County, Georgia and Crisp County, Georgia.

Note 17 - Fair Value of Financial Instruments

      The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments. In cases where quoted market prices are not available, fair values are based on estimates using discounted cash flow methods. Those methods are significantly affected by the assumptions used, including the discount rates and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instrument. The use of different methodologies may have a material effect on the estimated fair market value accounts. Also, the fair value estimates presented herein are based on pertinent information available to management as of December 31, 1998. Such amounts have not been revalued for purposes of these financial statements since those dates and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

      The  following methods and assumptions were  used   by  the
Company in estimating fair values of financial instruments as disclosed herein:

     Cash  and  Due  from Banks, Interest-Bearing  Deposits  with
Banks and Federal Funds Sold. The carrying amounts of cash and due from banks, interest-bearing deposits with banks, and Federal funds sold approximate their fair value.

     Available  for  Sale and Held to Maturity Securities.   Fair
values for securities are based on quoted market prices.

     Loans. For variable-rate loans that reprice frequently and have no significant change in credit risk, fair values are based on carrying values. For other loans, the fair values are estimated using discounted cash flow methods, using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality. Fair values for impaired loans are estimated using discounted cash flow methods or underlying collateral values.

     Deposits. The carrying amounts of demand deposits and savings deposits approximate their fair values. Fair values for certificates of deposit are estimated using discounted cash flow methods, using interest rates currently being offered on certificates.

     Off-Balance Sheet Instruments. Fair values of the Company's off-balance sheet financial instruments are based on fees charged to enter into similar agreements. However, commitments to extend credit and standby letters of credit do not represent a significant value to the Company until such commitments are funded. The Company has determined that these instruments do not have a distinguishable fair value and no fair value has been assigned.

     The estimated fair values of the Company's financial instruments were as follows:

                                            December 31, 1998
                                       --------------------------
                                         Carrying         Fair
Financial assets:                        --------         ----
  Cash and due from banks              $3,397,203     $3,397,203
  Securities, available for sale        8,036,357      8,036,357
  Loans                                88,295,060     88,157,918

Financial liabilities:
  Deposits                            108,381,580    108,453,654

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

      Qualitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital to average assets (as defined). Management believes, as of December 31, 1998, that the Company and the Bank meet all capital adequacy requirements to which they are subject.

      As of December 31, 1998, the most recent notification from the Office of the Comptroller of the Currency categorized the Bank as Well Capitalized. To be categorized as Adequately Capitalized or Well Capitalized, the Bank must maintain minimum total risk based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table below. There are no conditions or events since that notification that management believes have changed the Company's capital category. The actual capital amounts and ratios are also presented in the table below.

                      Minimum Regulatory Capital Guidelines for Banks
                      -----------------------------------------------
                                        Adequately            Well
(Dollars in thousands      Actual       Capitalized        Capitalized
                     ---------------  ----------------   -----------------
                     Amount    Ratio  Amount     Ratio   Amount      Ratio
As of December 31,
  1998:
Total capital-
risk-based (to risk-
weighted assets):
   Bank            $  9,807   10.8%   $7,222  >   8%     $9,028  >   10%
                                              -                  -
   Consolidated      13,607   15.1%    7,224  >   8%       N/A       N/A
                                              -
Tier 1 capital-risk-based
(to risk-weighted assets):
   Bank            $  8,678    9.6%   $3,611  >   4%     $5,417  >    6%
                                              -                  -
   Consolidated      12,478   13.8%    3,612  >   4%      N/A        N/A
                                              -
Tier 1 capital-leverage
(to average assets):
   Bank            $  8,678    8.3%   $4,192  >   4%     $5,240  >    5%
                                              -                  -
   Consolidated      12,478   11.9%    4,193  >   4%       N/A       N/A
                                              -

                              Minimum Regulatory Capital Guidelines for Banks
                              -----------------------------------------------
                                            Adequately               Well
(Dollars in thousands)    Actual            Capitalized           Capitalized
                      Amount    Ratio    Amount     Ratio   Amount      Ratio
                      ---------------    ----------------   -----------------
As of December 31, 1997:
Total capital-risk-based
(to risk-weighted assets):
   Bank               $8,031    10.9%    $5,894  >   8%     $7,368   >    10%
                                                 -                   -
   Consolidated        8,097    11.0%     5,889  >   8%       N/A         N/A
                                                 -
Tier 1 capital-risk-based
(to risk-weighted assets):
   Bank               $7,103     9.6%    $2,960  >   4%     $4,439   >     6%
                                                 -                   -
   Consolidated        7,167     9.7%     2,955  >   4%      N/A          N/A
                                                 -
Tier 1 capital-leverage
(to average assets):
   Bank               $7,103     8.1%    $3,508  >   4%     $4,385   >     5%
                                                 -                   -
   Consolidated        7,167     8.1%     3,539  >   4%       N/A         N/A
                                                 -
Note 19 - Dividends

      The primary source of funds available to the Company to pay shareholder dividends and other expenses is from the Bank. Bank regulatory authorities impose restrictions on the amounts of dividends that may be declared by the Bank. Further restrictions could result from a review by regulatory authorities of the Bank's capital adequacy. During 1998 and 1997, dividends paid by the Company to its shareholders amounted to $105,426 and $98,957, respectively. On a per share basis, the above dividends amounted to $.10 for 1998 and $.093 for 1997.

Note 20 - Parent Company Financial Information

      This information should be read in conjunction with the other notes to the consolidated financial statements.

                  Parent Company Balance Sheet
                  ----------------------------

                                               December 31,
                                        -------------------------
Assets:                                     1998        1997
-------                                     ----        ----
Cash                                    $3,614,210  $      117
Accounts receivable                        125,446      21,000
Investment in CDs                          102,000      60,000
Investment in the Bank                   8,720,838   7,113,719
                                       -----------  ----------
   Total Assets                        $12,562,494  $7,194,836
                                       ===========  ==========

Liabilities and Shareholders' Equity:
-------------------------------------
Income taxes payable                    $     -  -  $    4,664
Other liabilities                           41,000      12,500
                                        ----------  ----------
   Total Liabilities                    $   41,000  $   17,164
                                        ----------  ----------
Common stock                            $7,649,291  $3,479,988
Treasury stock                                -  -     (40,000)
Retained earnings                        4,829,006   3,726,950
Unrealized gain on securities               43,197      10,734
                                       -----------  ----------
   Total Shareholders' equity          $12,521,494  $7,177,672
   Total Liabilities and               -----------  ----------
     Shareholders' equity              $12,562,494  $7,194,836
                                       ===========  ==========


                  Parent Company Statements of Income
                  -----------------------------------

                                        Years Ended December 31,
                                        ------------------------
Revenues:                                   1998        1997
---------                                   ----        ----
  Interest income                       $   76,414  $    5,352
  Dividends from Bank                      175,000     185,000
                                        ----------  ----------
     Total revenues                     $  251,414  $  190,352
                                        ==========  ==========

Expenses:
---------
  Salaries and benefits                 $   60,184  $    -  -
  Professional fees                        131,561      61,013
  Other expenses                            16,250      11,471
                                        ----------  ----------
     Total expenses                     $  207,995  $   72,484
                                        ----------  ----------

Income before taxes and equity in
  undistributed earnings in Bank        $   43,419  $  117,868
Tax (benefit)                              (89,406)    (21,000)
                                        ----------  ----------
Income before equity in undistributed
 earnings in Bank                       $  132,825  $  138,868
Equity in undistributed earnings
 of Bank                                 1,074,657     903,075
                                         ---------  ----------
  Net Income                            $1,207,482  $1,041,943
                                        ==========  ==========


             Parent Company Statements of Cash Flows
             ---------------------------------------

                                        Years Ended December 31,
                                       --------------------------
Cash flows from operating activities:      1998        1997
-------------------------------------      ----        ----
  Net income                           $1,207,482  $1,041,943
  Adjustments to reconcile net income
     to net cash provided by operating
     activities:
     Equity in undistributed earnings
      of the Bank                      (1,074,657)   (903,075)
 (Increase) in receivables and other
  assets                                 (104,446)     15,259
 Increase in payables                      23,837     (69,104)
                                        ---------   ---------
  Net cash provided by operating
  activities                            $  52,216   $  85,023
                                        ---------   ---------

Cash flows from investing activities:
-------------------------------------
  Investment in Bank                    $(500,000)  $ -  -
  (Increase) in investments               (42,000)     40,000
Net cash provided by financing          ---------   ---------
activities                              $(542,000)  $  40,000
                                        ---------   ---------
Cash flows from financing activities:
-------------------------------------
  Exercise of warrants, options        $  195,400   $   -  -
  Sale of stock                         3,953,903       -  -
  Payment of cash dividends              (105,426)    (98,957)
  Sale/purchase of treasury stock          60,000     (40,000)
                                       ----------   ---------
Net cash used by financing activities  $4,103,877   $(138,957)
                                       ----------   ---------

Net increase in cash and cash
  equivalents                          $3,614,093   $ (13,934)
Cash and cash equivalents,
  beginning of the year                       117      14,051
                                       ----------   ---------
Cash and cash equivalents,
  end of year                          $3,614,210   $     117
                                       ==========   =========
Note 21 - Subsequent Events

      Subsequent to December 31, 1998, and prior to the date of this report, the Company declared a dividend of $.10 per share for each share of its common stock outstanding. Any declaration of future dividends is within the Board of Directors' discretion and will depend, among other things, on general business conditions, the banking industry, the Company's earnings and capital needs and any applicable regulatory requirements.


Item  8.    Changes  in  and Disagreements With  Accountants  and
Financial Disclosure.

      The Registrant did not change accountants in 19971998 and continues to use the independent accounting firm of Francis &
Company, CPAs.



                            PART III

Item 9.   Directors,  Executive Officers, Promoters  and  Control
          Persons;  Compliance with Section 16(a) of the Exchange
          Act.
          -------------------------------------------------------

          A.   Directors and Executive Officers.

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

                           Position with Company and
Name                  Age  Bank and Principal Occupation
--------------------- ---  ----------------------------------------------------
T. Brinson Brock, Sr.  42   Mr. Brock has been involved  in lending  to the
                            agricultural sector for the past twenty years.
                            He has served as Executive Vice President and Acting Chief Executive Officer of the Company since March 24, 1998, Secretary of the Company since November 1989, a director of the Company since August 1989, President and Chief Executive
                            Officer of the Bank since March 24, 1998, and a director and Secretary of the Bank since
                            August 1990. Prior to his promotion, Mr. Brock served as the Bank's Executive Vice President in charge of the Bank's lending, business and professional development activities. Mr. Brock raises beef cattle out of which he places many
                            FFA and 4H show calves for club members across the state. He also raises quarter and registered miniature horses which his children show and sell.
                            He serves as Vice President of the Turner County
                            Cattlemen's Association. He is an active member of Georgia Banker's Association Agricultural
                            Committee and is an instructor in various AIB and bank training programs. Mr. Brock is a member of both the Turner and Crisp County
                            Chambers of Commerce. He is a deacon, and he and his family are active members, of Ashburn
                            First Baptist Church.

Willis R. Collins      53   Mr. Collins has been a director of  the
                            Company since August 1989 and of the Bank since August 1990. Mr. Collins served as a Commissioner of Turner County, Georgia from
                            1986 to 1993.  He organized Cotton Warehouse,
                            Inc. in 1988 and is a partner and manager of Arabi Gin Company.

Gene Stallings
    Crawford           70   Mr. Crawford has been a director of
                            the Company since August 1989 and of the Bank
                            since August 1990.  For over forty years  Mr.
                            Crawford   has  been  active  in   developing
                            Crawford Cattle Company, a beef and feeder cattle production business.

Benny Warren
    Denham             68   Mr. Denham has been a director  of
                            the Company since August 1989 and of the Bank since August 1990. Mr. Denham is a co-owner of Denham Farms and has operated this farming business since 1951. Mr. Denham has been a director of Oglethorpe Power Company since
                            1988. Mr. Denham served as a Commissioner of Turner County, Georgia from 1980 to 1990.

Lloyd Greer Ewing     54    Mr.  Ewing has been a director  of  the
                            Company since August 1989 and of the Bank since August 1990. Mr. Ewing joined Ewing
                            Buick, Pontiac, GMC Trucks, Inc. in sales  in
                            1973 and has held various positions in the company. He is now its President and General
                            Manager. Mr. Ewing is a former member of the Board of Directors at First Federal Savings
                            Bank of Turner County.

Ava Lovett            53    Ms.  Lovett has been Senior  Vice
                            President and Chief Financial Officer of  the
                            Bank since March 24, 1998, and Vice President
                            and  Cashier  of  the Bank  since  May  1990.
                            Previously,  Ms.  Lovett  served  in  various
                            management functions at several other Georgia
                            banks. Ms. Lovett also served for four  years
                            as  a  financial  examiner with  the  Georgia
                            Department  of Banking and Finance,  Atlanta,
                            Georgia  (District Office, Douglas, Georgia).
                            She    performed    safety   and    soundness
                            examinations of state chartered banks, credit
                            unions   and  bank  holding  companies.   Her
                            responsibilities included examiner-in-charge duties, credit analysis and detail (audit) functions.

Grady Elmer Moore     64    Mr.  Moore has been a director  of  the
                            Company since August 1989 and of the Bank since August 1990. Mr. Moore runs a row crop operation, G.M. Farms, Inc., which he has pursued for the past thirty-five years.

Sara Ruth Raines      51    Mrs. Raines has been a director of  the
                            Company  since August 1989  and of  the  Bank
                            since  August  1990.   Until  recently,  Mrs.
                            Raines operated a department (clothing) store in Ashburn. Mrs. Raines is the President of Raines Investment Group, Inc., which is a franchisee of Aaron's Rental Purchase Stores.

Theron G. Reed        56    Mr.  Reed  has  been  President  and  a
                            director of the Company since November  1989.
                            Prior  to  March 24, 1998, he also served  as
                            Chief  Executive Officer of the Company,  and
                            between  August 1990 and March 24,  1998,  he
                            also  served  as  President, Chief  Executive
                            Officer and a director of the Bank.  Mr. Reed
                            was  employed by the Ashburn Bank  from  1965
                            until  his  resignation in  April  1989.   He
                            served   as  President  and  Chief  Executive
                            Officer  of that institution from March  1980
                            until April 1989 and prior to that he served in various other capacities ranging from Assistant Vice President to Vice President -
                            Lending.

Benjamin E. Walker    68    Mr.  Walker has been a director of  the
                            Company since August 1989 and of the Bank since August 1990. Mr. Walker is a part-owner of M & W Sportswear, Inc., a local garment contracting company. Mr. Walker is also a co-owner of S.S. Garment, Inc., a uniform manufacturing company in Fitzgerald,
                            Georgia. Mr. Walker is a former Chairman of the Board of The Citizens Bank of Ashburn.

Jimmie Ann Ward       61    Mrs.  Ward has been a director  of  the
                            Company  since August 1989 and  of  the  Bank
                            since   August  1990.   Mrs.  Ward  is   Vice
                            President of Ward Land Company and is a community volunteer in Turner County.

Freddie J. Weston, Jr. 61   Mr. Weston has been a director  of
                            the Company since August 1989 and of the Bank
                            since August 1990.  Mr. Weston served in  the
                            U.S.  Army  for more than twenty-five  years,
                            retiring in October 1981.  Since 1983, he has
                            been  the  coordinator of Vocational Academic
                            Education at Turner County High School  where
                            he   is   Assistant  Principal  and   teaches
                            business   and  financial  management.    Mr.
                            Weston  is also Vice Chairman of the  Ashburn
                            Chamber of Commerce and Director of the  Tiff
                            Area Big Brothers/Big Sisters.

          B.   Compliance with Section 16(a)

      Because the Company had no class of equity securities registered pursuant to Section 12 of the Exchange Act during the period covered by this report, its securities were not subject to the reporting requirements of Section 16(a) of the Exchange Act.

Item 10.  Executive Compensation.

          A.   Named Executive Officers.

      The following table sets forth the compensation paid to the named executive officers of the Company for each of the Company's last three completed fiscal years:


SUMMARY COMPENSATION TABLE

                        Annual Compensation

Name and Principal             Year     Salary    Bonus  Compensation
Position (a)                    (b)       (c)       (d)       (e)

Theron  G.  Reed, President    1998    $ 38,000      0     $ 9,390(1)
of the Company                 1997    $100,000   $27,500  $39,381(2)
                               1996    $100,000   $27,500  $34,726(3)

T. Brinson Brock, Sr.,         1998    $113,233   $27,500  $44,981(4)
Executive Vice President and   1997    $ 89,000   $27,000  $38,967(5)
Secretary  of  the  Company    1996    $ 84,000   $23,500  $33,053(6)

Ava  Lovett,  Senior Vice      1998    $ 80,222   $25,000  $21,063(7)
President and Chief Financial  1997       n/a
Officer of Bank                1996       n/a

                     Long Term Compensation

                                         Securi-
                                 Re-     ties and   All
                               stricted Underlying  LTIP   Other
                                Stock    Options    Pay-  Compen-
Name and Principal              Awards    /SARs     outs   sation
 Position (a)                    (f)       (g)      (h)     (i)

Theron G. Reed, President         $0        0       $0      $0
of the Company                    $0        0       $0      $0
                                  $0        0       $0      $0

T. Brinson Brock, Sr.,            $0        0       $0      $0
Executive Vice President,         $0        0       $0      $0
Acting Chief Executive            $0        0       $0      $0
Officer and Secretary
of the Company

Ava Lovett, Senior Vice           $0        0       $0      $0
President and Chief Financial
Officer of Bank



(1)  Includes $4,250 in profit sharing contributions.

(2)  Includes $18,959 in profit sharing contributions.

(3)  Includes $17,155 in profit sharing contributions.

(4)  Includes $21,035 in profit sharing contributions.

(5)  Includes $17,255 in profit sharing contributions.

(6)  Includes $14,521 in profit sharing contributions.

(7)  Includes 15,783 in profit sharing contributions.


OPTION/SAR GRANTS IN LAST FISCAL YEAR

      The Company granted no stock options or warrants during fiscal year 1998.

             AGGREGATED OPTION/SAR EXERCISES IN LAST
            FISCAL YEAR AND FY-END OPTION/SAR VALUES

                                             Number of
                                             Securities       Value of
                                             Underlying     Unexercised
                                             Unexercised    in-the-Money
                     Shares                 Options/SARs    Options/SARs
                    Acquired                 at FY-End        at FY-End
                       on         Value     Exercisable      Exercisable
Name                Exercise    Realized   /Unexercisable   /Unexercisable
 (a)                  (b)         (c)           (d)              (e)(1)

Theron G. Reed       10,560     $70,435       31,680/0        $231,305/$0
T. Brinson Brock, Sr.10,560     $70,435       21,120/0        $140,870/$0
________________________________________

(1) Dollar values have been calculated by determining the difference between the estimated fair market value of the Company's Common Stock at December 31, 1998 (i.e., $10.00 per share) and the exercise price of such options (i.e., $3.33).

          B.   Directors.

      Each director of the Company received $500 for each meeting of the Board of Directors that he or she attended. In addition, each director of the Company who was a member of the Bank's Loan Committee received $100 per month and $150 for each Loan Committee meeting that he or she attended. In December 1998, each director of the Bank received a $2,000 holiday bonus.

Item 11.  Security Ownership of Certain Beneficial Owners and
          Management.

      On December 31, 1998, the Company had 1,210 shareholders of record.

      The following table sets forth share ownership information as of March 22, 1999, with respect to the Registrant's common stock, with respect to any person known to the Registrant to be a beneficial owner of more than 5% of the Registrant's common stock:


        SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS*

Name and Address of                  Number         Percent
Beneficial Owner                   of Shares      of Class(1)

T. Brinson Brock, Sr.               84,636(2)           5.4%
1252 Brock Road
Arabi, Georgia  31712

Willis R. Collins                   92,165(3)           5.9%
9655 Georgia Highway 112 East
Rebecca, Georgia 31783

Gene Stallings Crawford            111,452(4)           7.1%
56 South Academy Street
Rebecca, Georgia 31783

Grady Elmer Moore                   81,050(5)           5.2%
5580 Highway 33 North
Arabi, Georgia 31712

Benjamin E. Walker                  79,861(6)           5.1%
P.O. Box 185
Ashburn, Georgia 31714
____________________________

* Information relating to beneficial ownership of common stock is based upon "beneficial ownership" concepts set forth in rules of the SEC under Section 13(d) of the Securities Exchange Act of 1934, as amended. Under such rules, a person is deemed to be a "beneficial owner" of a security if that person has or shares "voting power," which includes the power to vote or direct the voting of such security, or "investment power," which includes the power to dispose of or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any security of which that person has the right to acquire beneficial ownership within sixty (60) days. Under the rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he has no beneficial interest. For instance, beneficial ownership includes spouses, minor children and other relatives residing in the same household, and trusts, partnerships, corporations or deferred compensation plans which are affiliated with the principal.

(1) The percentages are based on 1,518,871 shares of common stock outstanding, plus shares of Common Stock that may be acquired by the beneficial owner within 60 days of April 6, 1999, by exercise of options and/or warrants.

(2) Includes 935 shares held as custodian for Brent Brock, 921 shares held as custodian for Kristen Brock, 600 shares held as custodian for Hunter Chess Brock, and 1,024 shares owned by Mr. Brock's wife, as to all of which Mr. Brock disclaims beneficial ownership. Does not include 3,000 shares owned by Mr. Brock's father, and 3,150 shares owned by his mother. Also includes the right to acquire 21,000 shares pursuant to currently exercisable warrants and the right to acquire 21,120 shares pursuant to currently exercisable options.

(3)  Includes  40,411 shares owned by Mr. Collins's  wife  as  to which he disclaims beneficial ownership.  Also includes  the
     right   to  acquire  25,752  shares  pursuant  to  currently
     exercisable warrants.

(4) Includes 18,750 shares owned by Mr. Crawford's wife as to which he disclaims beneficial ownership, 8,115 shares held as custodian for his son Gene Scott Crawford and 8,115 shares held as custodian for his son Phillip Andrew Crawford. Also includes the right to acquire 30,000 shares pursuant to currently exercisable warrants.

(5) Includes 5,000 shares owned by Mr. Moore's wife, as to which he disclaims beneficial ownership. Also includes the right to acquire 36,750 shares pursuant to currently exercisable warrants.

(6)  Includes  12,300  shares owned by Mr. Walker's  wife  as  to which he disclaims beneficial ownership.  Also includes  the
     right   to  acquire  30,000  shares  pursuant  to  currently
     exercisable warrants.

      The following table sets forth share ownership information as of March 22, 1999 of the Registrant's Common Stock with respect to (i) each director and named executive officer of the Registrant who beneficially owns Common Stock of the Registrant; and (ii) all directors and named executive officers of the Registrant as a group:

                SECURITY OWNERSHIP OF MANAGEMENT*

Name and Address of
Beneficial Owner           Number of Shares  Percent of Class(1)

T. Brinson Brock, Sr.          84,636(2)             5.4%
1252 Brock Road
Arabi, Georgia 31712

Willis R. Collins              92,165(3)             5.9%
9655 GA Hwy.112 East
Rebecca, Georgia 31783

Gene Stallings Crawford       111,452(4)             7.1%
56 South Academy Street
Rebecca, Georgia 31783

Benny Warren Denham            38,700(5)             2.5%
424 East Inaha Road
Sycamore, Georgia  31790

Lloyd Greer Ewing              39,211(6)             2.5%
545 East Monroe
Ashburn, Georgia  31714

Ava Lovett                         81(7)
401 East Highway 32
Sycamore, Georgia 31790

Grady Elmer Moore              81,050(8)             5.2%
5580 Highway 33 North
Arabi, Georgia  31712

Sara Ruth Raines               70,359(9)             4.5%
130 Lamont Street
Ashburn, Georgia  31714

Theron G. Reed                72,363(10)             4.6%
2945 GA Hwy.90 West
Rebecca, Georgia 31783

Benjamin E. Walker            79,861(11)             5.1%
P.O. Box 185
Ashburn, Georgia 31714

Jimmie Ann Ward               75,000(12)             4.8%
1330 Warwick Highway
Ashburn, Georgia  31714

Freddie J. Weston, Jr.            15,000             0.9%
828 West Madison Avenue
Ashburn, Georgia  31714

All directors and named
   executive officers
   as a group(13)         761,597 shares            41.7%
(11 persons)

_______________________

* Information relating to beneficial ownership of common stock is based upon "beneficial ownership" concepts set forth in rules of the SEC under Section 13(d) of the Securities Exchange Act of 1934, as amended. Under such rules, a person is deemed to be a "beneficial owner" of a security if that person has or shares "voting power," which includes the power to vote or direct the voting of such security, or "investment power," which includes the power to dispose of or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any security of which that person has the right to acquire beneficial ownership within sixty (60) days. Under the rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he has no beneficial  interest.  For  instance,  beneficial  ownership includes spouses, minor children and other relatives residing in the same household, and trusts, partnerships, corporations or deferred compensation plans which are affiliated with the principal.

(1) The percentages are based on 1,518,871 shares of common stock outstanding, plus shares of common stock which may be acquired by the beneficial owner, or group of beneficial owners, within 60 days of April 6, 1999, by exercise of options and/or warrants. The percentage total differs from the sums of the individual percentages due to the differing denominators with respect to each calculation.

(2) Includes 935 shares held as custodian for Brent Brock, 921 shares held as custodian for Kristen Brock, 600 shares held as custodian for Hunter Chess Brock, and 1,024 shares owned by Mr. Brock's wife, as to all of which Mr. Brock disclaims beneficial ownership. Does not include 3,000 shares owned by Mr. Brock's father, and 3,150 shares owned by his mother. Also includes the right to acquire 21,000 shares pursuant to currently exercisable warrants and the right to acquire 21,120 shares pursuant to currently exercisable options.

(3)  Includes  40,411  shares owned by Mr. Collins'  wife  as  to which he disclaims beneficial ownership.  Also includes  the
     right   to  acquire  25,752  shares  pursuant  to  currently
     exercisable warrants.

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

(7) Includes 81 shares owned by Mrs. Lovett's daughter, as to which Mrs. Lovett disclaims beneficial ownership

(8) Includes 5,000 shares owned by Mr. Moore's wife as to which he disclaims beneficial ownership. Also includes the right to acquire 36,750 shares pursuant to currently exercisable warrants.

(9) Includes 1,500 shares owned by Ruth's of Ashburn, Inc., 900 shares owned by Georgia Produce EXC, Inc. and 24,119 shares owned by Mrs. Raines's husband, 1,200 shares owned by Mrs. Raines's son John D. Raines, III and 600 shares owned by her son Mitchell Davis Raines. Also includes the right to acquire 30,000 shares pursuant to currently exercisable warrants.

(10) Includes 1,200 shares held as custodian for his son, Jeff Reed, as to which Mr. Reed disclaims beneficial ownership. Also includes the right to acquire 31,680 shares pursuant to currently exercisable options and the right to acquire 15,000 shares pursuant to currently exercisable warrants.

(11) Includes  12,300  shares owned by Mr. Walker's  wife  as  to which he disclaims beneficial ownership.  Also includes  the
     right   to  acquire  30,000  shares  pursuant  to  currently
     exercisable warrants.

(12) Includes 15,000 shares owned by Mrs. Ward's son as to which she disclaims beneficial ownership. Also includes the right to acquire 30,000 shares pursuant to currently exercisable warrants.

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


Item 12.  Certain Relationships and Related Transactions.
          -----------------------------------------------

      During 1998 the Bank loaned funds to certain of the Company's executive officers and directors in the ordinary course of business, on substantially the same terms as those prevailing at the time for comparable transactions with other customers, and which did not involve more than the normal risk of collectibility or present other unfavorable features.

Item 13.  Exhibits List and Reports on Form 8-K.
          --------------------------------------

          A.   Exhibits.

Exhibit
Number         Sequential Description

3(i) Articles of Incorporation of Registrant as Amended on November 21, incorporated by reference to Exhibit 3(a) of Registrant's Annual Report on Form 10-KSB, filed on March 31, 1998).

3(ii) Bylaws of Registrant (incorporated by reference to Exhibit 3(b) of Registration Statement on Form S-18, File No. 33-31013-A.

21             Subsidiaries of Registrant

27             Financial Data Schedule

          B.   Reports on Form 8-K.

      No reports on Form 8-K were filed during the fourth quarter of the year ended December 31, 1998.


                           SIGNATURES


      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


COMMUNITY NATIONAL BANCORPORATION
(Registrant)

BY: _____________________________________________________
     T. Brinson Brock, Executive Vice President, Principal
     Executive Officer, Principal Financial Officer

Date:  March 30, 1999

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature                            Title             Date


______________________________________Director    March 30, 1999
T. Brinson Brock, Sr.


______________________________________Director    March 30, 1999
Willis R. Collins


______________________________________Director    March 30, 1999
Gene Stallings Crawford


______________________________________Director    March 30, 1999
Benny Warren Denham


______________________________________Director    March 30, 1999
Lloyd Greer Ewing


______________________________________Director    March 30, 1999
Grady Elmer Moore


______________________________________Director    March 30, 1999
Sara Ruth Raines

______________________________________Director,   March 30, 1999
Theron G. Reed                        President


______________________________________Director    March 30, 1999
Benjamin E. Walker


______________________________________Director    March 30, 1999
Jimmie Ann Ward


______________________________________Director    March 30, 1999
Freddie J. Weston, Jr.











                           EXHIBIT 21

                   SUBSIDIARIES OF REGISTRANT


COMMUNITY NATIONAL BANK
561 East Washington Avenue
Ashburn, Georgia 31714










                           EXHIBIT 27

              Exhibit 27 - Financial Data Schedule

This schedule contains summary financial information extracted from the financial statements of Community National Bancorporation for the period from January 1, 1998 to December 31, 1998, and is qualified in its entirety by reference to such financial statements.

12-MOS
FISCAL-YEAR-END                                  DEC-31-1998
PERIOD START                                      JAN-1-1998
PERIOD END                                       DEC-31-1998
CASH                                               3,397,203
INT-BEARING-DEPOSITS                                     -0-
FED-FUNDS-SOLD                                    15,850,000
TRADING-ASSETS                                             0
INVESTMENTS-HELD-FOR-SALE                          8,036-357
INVESTMENTS-CARRYING                                       0
INVESTMENTS-MARKET                                         0
LOANS                                             90,119,239
ALLOWANCE                                          1,824,179
TOTAL-ASSETS                                     121,591,932
DEPOSITS                                         180,381,580
SHORT-TERM                                                 0
LIABILITIES-OTHER                                    688,858
LONG-TERM                                                  0
PREFERRED-MANDATORY                                        0
PREFERRED                                                  0
COMMON                                             7,649,291
OTHER-SE                                           4,872,203
TOTAL-LIABILITIES-AND-EQUITY                     121,591,932
INTEREST-LOAN                                      9,435,725
INTEREST-INVEST                                      459,908
INTEREST-OTHER                                       295,645
INTEREST-TOTAL                                    10,191,278
INTEREST-DEPOSIT                                   4,998,546
INTEREST-BORROWINGS                                   11,979
INTEREST-EXPENSE                                   5,010,525
INTEREST-INCOME-NET                                5,180,753
LOAN-LOSSES                                          720,000
SECURITIES-GAINS                                       4,350
EXPENSE-OTHER                                      3,035,465
INCOME-PRETAX                                      1,980,076
INCOME-PRE-EXTRAORDINARY                           1,980,076
EXTRAORDINARY                                              0
CHANGES                                                    0
NET-INCOME                                         1,207,482
EPS-BASIC                                               1.00
EPS-DILUTED                                              .85
YIELD-ACTUAL                                           5.20%
LOANS-NON                                             46,488
LOANS-PAST                                          1143,988
LOANS-TROUBLED                                             0
LOANS-PROBLEM                                        572,000
ALLOWANCE-OPEN                                     1,565,922
CHARGE-OFFS                                          571,777
RECOVERIES                                           110,033
ALLOWANCE-CLOSE                                    1,824,179
ALLOWANCE-DOMESTIC                                 1,800,000
ALLOWANCE-FOREIGN                                          0
ALLOWANCE-UNALLOCATED                                 24,179