Form 10QSB
period 1999-03-09
COMMUNITY NATIONAL BANCORPORATION
filed 1999-05-14
CIK 855386

11
               SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, D.C. 20549
                  ---------------------------
                         FORM 10-QSB

(Mark One)

 X   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934
     For the quarterly period ended March 31, 1999.

                              OR

     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934
     For the transition period from               to

                  Commission File No. 33-31013-A

                COMMUNITY NATIONAL BANCORPORATION
------------------------------------------------------------------------
  (Exact name of small business issuer as specified in its charter)


          Georgia                              58-1856963
-----------------------------   ----------------------------------------
  (State of Incorporation)        (I.R.S. Employer Identification No.)

    561 E. Washington Avenue, P.O. Box 2619, Ashburn, Georgia 31714
------------------------------------------------------------------------
                (Address of Principal Executive Offices)

                            (912) 567-9686
-----------------------------------------------------------------------
             (Issuer's Telephone Number, Including Area Code)

                             Not Applicable
----------------------------------------------------------------------
   (Former Name, Former Address and Former Fiscal Year, if Changed
                            Since Last Report)

     Check whether the issuer (1) filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                    Yes  X            No
                        ---              ---

     APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date.

     Common stock, no par value per share, 1,518,871 shares outstanding as of May 12, 1999.


                       PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements
         --------------------

                     COMMUNITY NATIONAL BANCORPORATION
                             ASHBURN, GEORGIA
                        Consolidated Balance Sheets

                                 ASSETS
                                 ------

                                     March 31,        December 31,
                                       1999              1998
                                    (Unaudited)       (Unaudited)
                                    -----------       -----------
Cash and due from banks            $  1,950,315      $  3,397,203
Federal funds sold                    5,920,000        15,850,000
                                    -----------       -----------
  Total cash and cash equivalents  $  7,870,315      $ 19,247,203
Securities:
 Available for sale, at fair values   8,638,159         8,036,357
Loans, net                           93,667,541        88,295,060
Property and equipment, net           2,621,454         2,406,538
Other assets                          3,192,364         3,606,774
                                    -----------       -----------
Total Assets                       $115,989,833      $121,591,932
                                    ===========       ===========


                       LIABILITIES AND SHAREHOLDERS' EQUITY
                       ------------------------------------

Liabilities:
 Deposits
  Non-interest bearing deposits    $  6,647,034      $ 10,478,489
  Interest bearing deposits          95,878,693        97,903,091
                                    -----------       -----------
    Total deposits                 $102,525,727      $108,381,580
Other liabilities                       827,685           688,858
                                    -----------       -----------
  Total liabilities                $103,353,412      $109,070,438
                                    -----------       -----------

Commitments and contingencies

Shareholders' Equity:
 Common stock, no par value, 10,000,000
 shares authorized, 1,518,871 shares
 issued and outstanding at March 31, 1999
 and December 31, 1998             $  7,649,291      $  7,649,291
 Retained earnings                    5,005,211         4,829,006
 Unrealized gain (loss) on
   securities, net                      (18,081)           43,197
                                     ----------       -----------
  Total Shareholders' Equity         12,636,421      $ 12,521,494
Total liabilities and shareholders'  ----------       -----------
  equity                           $115,989,833      $121,591,932
                                    ===========       ===========



         Refer to notes to the consolidated financial statements.


                  COMMUNITY NATIONAL BANCORPORATION
                          ASHBURN, GEORGIA
              Unaudited Consolidated Statements of Income



                                        For the quarter
                                        Ended March 31,
                                       1999         1998
                                       ----         ----
Interest income                     $2,644,720   $2,344,597
Interest expense                     1,277,864    1,106,819
                                     ---------    ---------
Net interest margin                  1,366,856    1,237,778

Provision for possible loan
  losses                               165,000      150,000
                                     ---------    ---------

Net interest income after provision
 for possible loan losses            1,201,856    1,087,778
                                     ---------    ---------
Gain on sale of securities                - -         3,728
Service charges                        131,297      120,419
Other fees                              33,101       22,478
                                     ---------    ---------
Total other income                     164,398      146,625
                                     ---------    ---------

Salaries and benefits                  399,190      362,282
Advertising and business development    34,104       29,349
Repairs and maintenance                 27,103       21,611
Depreciation                            49,260       54,062
Legal and professional                  46,031       28,390
Data Processing                         39,550       33,453
Regulatory fees and assessments         29,689       13,623
Other operating expenses               156,235      167,634
                                     ---------    ---------
Total operating expenses               781,162      710,404
                                     ---------    ---------

Net income (loss) before taxes         585,092      523,999
Provision for income taxes             257,000      234,505
                                     ---------    ---------
Net income after taxes                 328,092   $  289,494
                                     ---------    ---------
Other comprehensive
 income, net of tax:
  Unrealized holding gains/(losses)
   on securities available for sale $  (61,278)  $      470
                                     ---------    ---------
Comprehensive income                $  266,814   $  289,964
                                     =========    =========

Basic income Per Share              $      .22   $      .27
                                     =========    =========

Diluted income Per Share            $      .19   $      .22
                                     =========    =========

                Refer to notes to the financial statements.


                    COMMUNITY NATIONAL BANCORPORATION
                            ASHBURN, GEORGIA
              Unaudited Consolidated Statements of Cash Flows
                          for the quarter ended



                                               March 31,
                                          1999           1998
                                          ----           ----
Cash flows from operating activities $  1,090,831     $   944,922
                                      -----------      ----------

Cash flows from investing activities:
  Securities, available-for-sale
   Maturities, paydowns, calls       $    941,678     $ 1,511,747
   Purchase of securities              (1,600,000)     (1,521,014)
   Purchase of fixed assets              (264,176)       (305,399)
   Increase in loans                   (5,537,481)     (5,639,602)
                                      -----------      ----------
Net cash used in investing
   activities                        $ (6,459,979)    $(5,954,268)
                                      -----------      ----------

Cash flows from financing activities:
  (Decrease) in customer deposits    $ (5,855,853)    $ 5,263,152
  Exercise of warrants                       - -            5,000
  Payment of cash dividends              (151,887)       (105,425)
                                      -----------      ----------
Net cash provided from financing
  activities                         $ (6,007,740)    $ 5,162,727
                                      -----------      ----------

Net increase in cash and cash
  equivalents                        $(11,376,888)    $   153,381
Cash and cash equivalents,
 beginning of period                   19,247,203       5,020,621
                                      -----------      ----------
Cash and cash equivalents,
  end of period                      $  7,870,315     $ 5,174,002
                                      ===========      ==========




                   Refer to notes to the financial statements.


                COMMUNITY NATIONAL BANCORPORATION
                         ASHBURN, GEORGIA
              Notes to financial statements (Unaudited)
                          March 31, 1999



Note 1 - Basis of Presentation
         ---------------------
         The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 1999 are not necessarily indicative of the results that may be expected for the year ending December
31, 1999. These statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in Form 10-KSB for the year ended December
31, 1998.


Note 2 - Organization of the Business
         ----------------------------
         Community National Bancorporation, Ashburn, Georgia (the "Company") was organized in August, 1989 to serve as a holding company for a proposed de novo bank, Community National Bank, Ashburn, Georgia (the "Bank"). The Bank was chartered and is currently regulated by the Office of the Comptroller of the Currency; its deposits are each insured up to $100,000, subject to aggregation rules, by the Federal Deposit Insurance Corporation. In an initial public offering conducted during 1990, the Company sold and issued 352,001 shares of its common stock. Proceeds from the above offering amounted to $3,465,828, net of selling expenses. The Company then purchased 100 percent of the Bank's shares by injecting $3.3 million into the Bank's capital accounts immediately prior to commencement of banking operations (August, 1990).

         During 1997, the Company authorized a three-for-one stock split and reduced the par value per share to zero.

         On May 11, 1998, the Company offered for sale a minimum of 300,000 shares and a maximum of 400,000 shares of its common stock at a price of $10.00 per share. By year-end 1998, 400,000 shares of common stock were sold for $3,953,903, net of selling expenses. At March 31, 1999 and December 31, 1998, there were 1,518,871 shares of common stock outstanding.


Note 3 - Recent Accounting Pronouncements
         --------------------------------
         Beginning January 1, 1998, the Company adopted the provisions of SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which is effective for annual and interim periods beginning after December 15, 1997. This Statement establishes standards for the method that public entities are to use when reporting information about operating segments in annual financial statements and requires that those enterprise reports be issued to shareholders, beginning with annual financial statements in 1998 and for interim and annual financial statements thereafter. SFAS 131 also established standards for related disclosures about products and services, geographic areas and major customers.

         SFAS No. 132, "Employers' Disclosures About
Pensions and Other Postretirement Benefits" revises and standardizes certain disclosures which were required under SFAS Nos. 87, 88 and 106. Generally, the new Statement uses a separate but parallel format, eliminates less useful information, requires additional data deemed useful by analysts, and allows some aggregation of presentation. This Statement was adopted by the Company during 1998.

         SFAS No. 133, "Accounting for Derivative
Instruments and Hedging Activities" was issued in June, 1998 and is effective for all calendar-year entities beginning in January, 2000. This Statement applies to all entities and requires that all derivatives be recognized as assets or liabilities in the balance sheet, at fair values. Gains and losses of derivative instruments not designated as hedges will be recognized in the income statement. The Company has not made an assessment of the expected impact that SFAS No. 133 will have on its financial statements.


Item 2 - Management Discussion and Analysis of
         Financial Condition and Results of Operation.
         --------------------------------------------

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

         The Bank obtained the necessary approvals to open both its third and fourth branches. The third branch ("St. Marys Branch") will be located in St. Marys, Georgia, approximately 150 miles from Ashburn, Georgia. St. Marys, Georgia is currently experiencing a level of high economic growth, with which the Bank will soon participate. In addition, it is projected that the majority of the loans in St. Marys, Georgia will be to commercial businesses and to homeowners purchasing primary residences. Since the Bank's current loan portfolio is concentrated in agricultural loans, loans from the St. Marys Branch will diversify the portfolio and reduce the relative risk of loan losses in the event that the farming industry experiences a downturn. The fourth branch will open in Cordele, Georgia, approximately 18 miles north of the Main Office. While the Bank currently operates an in-store branch (Walmart) in Cordele, Georgia, it is believed that a larger location with drive through facilities will increase both loan and deposit activities, thereby increasing profits. The Cordele branch is expected to open during 1999.

         In order to fund the anticipated growth resulting from the above two branches and from its current offices, the Bank will need capital over and above the retained earnings generated internally. Consequently, the Company sold 400,000 shares of its no par common stock for $3,953,903, net of selling expenses, and injected $.5 million into the Bank's capital accounts.

         On August 6, 1990 the subsidiary Bank was capitalized with a $3.3 million injection from the Company.
By March 31, 1999, the Bank's capital had increased to $8.8 million through retained earnings and a $500,000 capital injection in late 1998. This level of capitalization, as measured by the Bank's primary regulator, the OCC, is adequate based on the following capital ratios and guidelines.

                            Bank's          Minimum required
                         March 31, 1999       by regulator
                         --------------     ----------------
Leverage ratio                7.1%                4.0%
Risk weighted ratio          10.1%                8.0%

         Total assets decreased by $5.6 million to $116.0 million during the three-month period ended March 31, 1999. The decrease was mainly in deposits which were gathered from outside of the Company's primary service area. Reducing the deposits was made possible because at December 31, 1998, the Company had $15.9 million invested in federal funds yielding 4.5%.

         Liquidity is the Company's ability to meet all deposit withdrawals immediately, while also providing for the credit needs of customers. The March 31, 1999 financial statements evidence a satisfactory liquidity position as total cash and cash equivalents amounted to $7.9 million, representing 6.8% of total assets. Investment securities amounted to $8.6 million, representing 7.4% of total assets; these securities provide a secondary source of liquidity since they can be converted into cash in a timely manner. The subsidiary Bank is a member of the Federal Reserve System and is maintaining relationships with several correspondent banks and, thus, could obtain funds on short notice. The Company's management closely monitors and maintains appropriate levels of interest earning assets and interest bearing liabilities, so that maturities of assets are such that adequate funds are provided to meet customer withdrawals and loan demand. There are no trends, demands, commitments, events or uncertainties that will result in or are reasonably likely to result in the Company's liquidity increasing or decreasing in any material way.


Results of Operations
---------------------
         For the three-month periods ended March 31, 1999 and 1998, net income amounted to $328,092 and $289,494, respectively. Despite the higher income in the first three-months of 1999, earnings per share for 1999 were lower due to the additional 400,000 shares of common stock sold in late 1998. For the three-month periods ended March 31, 1999 and 1998, diluted earnings per share amounted to $.19 and $.22, respectively. Basic earnings per share amounted to $.22 and $.27 for the three month periods ended March 31, 1999 and 1998, respectively. Below is a more detailed discussion concerning results of operations for the three-month periods ended March 31, 1999 and 1998.

          a. Earning assets have increased from $92.9 million at March 31, 1998 to $108.2 million at March 31,
1999. As a consequence, net interest income, which represents the difference between interest received on interest earning assets and interest paid on interest bearing liabilities, has increased from $1,237,778 to $1,366,856 for the same period one year later, representing an increase of $129,078, or 10.4%.

          b. Other income increased from $146,625 for the three-month period ended March 31, 1998 to $164,398 for the three-month period ended March 31, 1999. The above increase of $17,773 represents a 12.1% improvement. This increase is primarily due to increased activity in transactional accounts due to a higher deposit base. As a percent of total assets, however, other income declined from .60% to
 .57% for the three-month periods ended March 31, 1998 and 1999, respectively.

          c.  Other operating expenses increased from
$710,404 for the three-month period ended March 31, 1998 to $781,162 for the three-month period ended March 31, 1999.
The above increase which amounted to $70,758 represents an increase of 10.0%. As a percent of total assets, however, other operating expenses declined from 2.91% to 2.69% for the three-month periods ended March 31, 1998 and 1999, respectively.

         At December 31, 1998, the allowance for loan losses amounted to $1,824,179, or 2.02% of gross loans. At March 31, 1999, the allowance amounted to $1,923,690, or 2.01% of gross loans. Management considers the allowance for loan losses to be adequate and sufficient to absorb possible future losses; however, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses or that additional provisions to the allowance will not be required.

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

         The Bank primarily uses a third-party vendor for processing its primary banking applications. During 1997, the Bank formed an internal task force to address the Year 2000 issue, conduct a comprehensive review of the Bank's systems and ensure that the Bank takes any necessary measures. The following items have been assessed as of March 31, 1999: Computer hardware, security systems, software applications, vault, ATM machine, telephone banking and teller machines. All third-party vendors have been contacted to provide assurances that their data processing programs and systems are Year 2000 compliant now or will be well in advance of the year 2000. All of these vendors responded by stating that they have obtained third-party reviews and assurances that their products are Year 2000 compliant. Contingency plans, such as the selection of other vendors, have been formulated in the event that a vendor is not able to provide a Year 2000 compliant product within the Bank's established timeframes. The Bank has budgeted $85,000 for expenses associated with Year 2000 compliance. Approximately $18,000 of the budgeted amount has been incurred to date. However, there can be no assurances that unforeseen difficulties or costs will not arise. In addition, there can be no assurance that systems of other companies on which the Bank's systems rely, such as the Bank's data processing vendor, will be modified on a timely basis, or that the failure by another company to properly modify its systems will not negatively impact the Bank's systems or operations.


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

Item 2.  Changes in Securities.
         ---------------------
         (a)  None.
         (b)  None.

Item 3.  Defaults Upon Senior Securities.
         -------------------------------
         None.

Item 4.  Submission of Matters to a Vote of Security Holders.
         ---------------------------------------------------
         None.

Item 5.  Other Information.
         -----------------
         Registrant filed an application to list its Common Stock on the Nasdaq National Market on March 16, 1999.

Item 6.  Exhibits and Reports on Form 8-K.
         --------------------------------
         (a)  Exhibits:

              27  Financial Data Schedule

         (b)  Reports on Form 8-K

              There were no reports on Form 8-K filed during the quarter ended March 31, 1999.



                           SIGNATURES


         Pursuant to the requirements of the Securities
Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                           COMMUNITY NATIONAL
BANCORPORATION, INC.
                           (Registrant)


Date: May 14, 1999      BY:  /s/ T. Brinson Brock
     ----------------      ----------------------------------
                          T. Brinson Brock, Executive Vice
                          President, Principal Executive
                          Officer and Chief Financial Officer