Form 10QSB
period 1999-03-31
COMMUNITY NATIONAL BANCORPORATION
filed 1999-08-13
CIK 855386

-1-
               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C. 20549
                   ---------------------------
                           FORM 10-QSB

(Mark One)

 X   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934
     For the quarterly period ended June 30, 1999.

                               OR

     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934
     For the transition period from ______________ to ___________

                     Commission File No. 33-31013-A

                        COMMUNITY NATIONAL BANCORPORATION
       ----------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)

                Georgia                         58-1856963
        ------------------------   ------------------------------------
        (State of Incorporation)   (I.R.S. Employer Identification No.)

       561 E. Washington Avenue, P.O. Box 2619, Ashburn, Georgia 31714
       ---------------------------------------------------------------
                   (Address of Principal Executive Offices)

                                 (912) 567-9686
               ------------------------------------------------
               (Issuer's Telephone Number, Including Area Code)

                                Not Applicable
        ---------------------------------------------------------------
        (Former Name, Former Address and Former Fiscal Year, if Changed
         Since Last Report)

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

      Common stock, no par value per share, 1,518,871 shares outstanding as of August 13, 1999.


                             PART I
                      FINANCIAL INFORMATION

Item 1.  Financial Statements
-----------------------------

                       COMMUNITY NATIONAL BANCORPORATION
                               ASHBURN, GEORGIA
                          Consolidated Balance Sheets

                                    ASSETS
                                    ------
                                              June 30,        December 31,
                                                1999              1998
                                            (Unaudited)       (Unaudited)
                                            -----------       -----------

Cash and due from banks                     $ 2,084,628       $ 3,397,203
Federal funds sold                          $ 3,160,000       $15,850,000
                                             ----------        ----------
  Total cash and cash equivalents           $ 5,244,628       $19,247,203
Securities:
  Available for sale, at fair values          8,500,426         8,036,357
Loans, net                                   99,322,634        88,295,060
Property and equipment, net                   3,254,803         2,406,538
Other assets                                  3,730,690         3,606,774
                                            -----------       -----------
Total Asset                                $120,053,181      $121,591,932

                    LIABILITIES AND SHAREHOLDERS' EQUITY
                    ------------------------------------

Liabilities;
  Deposits
   Non-interest bearing deposits           $  5,702,382      $ 10,478,489
   Interest bearing deposits               $100,603,738        97,903.091
                                            -----------       -----------
    Total deposits                         $106,306,120      $108,381,580
Other liabilities                               879,422           688,858
                                            -----------       -----------
  Total liabilities                        $107,185,542      $109,070,438
                                            ===========       ===========

Commitments and contingencies

Shareholders' Equity:
  Common stock, no par value, 10,000,000
  shares authorized, 1,518,871 shares
  issued and outstanding at June 30, 1999
  and December 31, 1998                    $  7,649,291      $  7,649,291
  Retained earnings                           5,326,572         4,829,006
   Unrealized gain (loss) on securities, net   (108,224)           43,197
                                            -----------       -----------
    Total Shareholders' Equity             $ 12,867,639      $ 12,521,494
                                            -----------       -----------
Total liability and shareholders, equity   $120,053,181      $121,591,932
                                            ===========       ===========

Refer to notes to the consolidated financial statements.


                       COMMUNITY NATIONAL BANCORPORATION
                               Ashburn, Georgia
                       Consolidated Statements of Income
                           for the three months ended

                                                        June 30,
                                                  -------------------
                                                  1999           1998
                                                  ----           ----
Interest income                              $2,671,550       $2,492,880
Interest expense                              1,286,557        1,201,417
                                             ----------        ---------
Net interest income                          $1,384,993       $1,291,463

Provision for possible loan losses              295,000          150,000
                                              ---------        ---------
Net interest income after provision
  for possible loan losses                   $1,089,993       $1,141,463
                                              =========        =========
Other income
  Service charges                            $  143,623       $  110,172
Other fees                                       86,261           14,211
                                              ---------        ---------
    Total other income                       $  229,884       $  124,383
                                              =========        =========

Salaries and benefits                        $  431,530       $  350,832
Advertising and business development             42,196           25,339
Repairs and maintenance                          28,347           26,706
Depreciation                                     51,060           39,210
Legal and professional                           66,929           50,460
Data processing                                  37,296           36,026
Regulatory fee's and assessments                  3,889           12,023
Other operating expenses                        209,269          188,230
                                               --------        ---------
  Total operating expenses                   $  870,516       $  728,826
                                              =========        =========

Net income before taxes                      $  449,361       $  537,020
Provision for income taxes                      128,000          280,000
                                              ---------        ---------

Net income after taxes                       $  321,361       $  257,020
                                              ---------        ---------
Other comprehensive income, net of tax:
    Unrealized holding gains/(losses)
    on securities available for sale         $  (90,143)      $    4,941
                                              ---------        ---------
Comprehensive income                         $  231,218       $  261,961
                                              =========        =========

Basic income per share                       $      .21       $      .23
                                              =========        =========

Diluted income per share                     $      .19       $      .22
                                              =========        =========


Refer to notes to the consolidated financial statements.

                        COMMUNITY NATIONAL BANCORPORATION
                                Ashburn, Georgia
                        Consolidated Statements of Income
                            for the six months ended

                                                          June 30,
                                                    -------------------
                                                    1999           1998
                                                    ----           ----
Interest income                                  $5,316,270     $4,837,477
Interest expense                                  2,564,421      2,308,236
                                                  ---------      ---------
Net interest income                              $2,751,849     $2,529,241

Provision for possible loan losses                  460,000        300,000
                                                  ---------      ---------
Net interest income after prevision
  for possible loan losses                       $2,291,849     $2,229,241
                                                  ---------      ---------
Other income
  Gain on sale of securities                     $      - -     $    3,728
  Service charges                                   274,920        230,591
  Other fees                                        119,362         36,689
                                                  ---------      ---------
    Total other income                           $  394,282     $  271,008

Salaries and benefits                            $  830,720     $  713,114
Advertising and business development                 76,300         54,688
Repairs and maintenance                              55,450         48,317
Depreciation                                        100,320         93,272
Legal and professional                              112,960         78,850
Data processing                                      76,846         69,479
Regulatory fees and assessments                      33,578         25,646
Other operating expenses                            365,504        355,864
                                                  ---------      ---------
  Total operating expenses                       $1,651,678     $1,439,230
                                                  =========      =========

Net income before taxes                          $1,034,453     $1,061,019
Provision for income taxes                          385,000        514,505
                                                  ---------      ---------
Net income after taxes                           $  649,453     $  546,514
                                                  ---------      ---------
Other comprehensive
  income, net of tax:
   Unrealized holding gains/(losses)
    on securities available for sale             $ (151,421)    $    5,411
                                                  ---------      ---------
Comprehensive income                             $  498,032     $  551,925
                                                  =========      =========

Basic income per share                           $      .43     $     .50
                                                  =========      ========
Diluted income per share                         $      .38     $     .44
                                                  =========      ========


Refer to notes to the consolidated financial statements.


                        COMMUNITY NATIONAL BANCORPORATION
                                 Ashburn, Georgia
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                 For the six-month period
                                                      Ended June 30,
                                                 ------------------------
                                                 1999                1998
                                                 ----                ----

Cash flows from operating activities:       $  1,276,421      $    860,603
                                             -----------       -----------
Cash flows from  investing activities:
  Purchase of fixed assets                  $   (948,585)     $   (510,552)
  Purchase of securities, AFS                 (2,103,411)       (1,521,014)
  Maturity and paydowns, AFS                   1,487,921         1,611,747
  (Increase) in loans, net                   (11,487,574)      (11,454,628)
                                             -----------       -----------
Net cash used by investing activities       $(13,051,649)     $(11,874,447)
                                             -----------       -----------
Cash flows from Financing Activities:
  Gain on sale of treasury stock            $        - -      $      4,820
  (Decrease) in deposits                      (2,075,460)       12,316,878
  Payment of cash dividends                     (151,887)         (105,425)
  Exercise of stock warrants                         - -           105,000
                                             -----------       -----------
Net cash (used by) financing activities     $ (2,227,347)     $ 12,321,273
                                             -----------       -----------

Net (decrease) in cash and cash equivalents $(14,002,575) $ 1,307,429 Cash and cash equivalents,
  beginning of period                         19,247,203         5,020,621
                                             -----------       -----------
Cash and cash equivalents, end of period    $  5,244,628      $  6,328,050
                                             ===========       ===========

Refer to notes to the financial statements.


                           COMMUNITY NATIONAL BANCORPORATION
                                    ASHBURN, GEORGIA
                       Notes to financial statements (Unaudited)
                                     June 30, 1999

Note 1 - Basis of Presentation
         ---------------------

      The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements, In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month and six-month periods ended June 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. These statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in Form 10-KSB for the year ended December 31, 1998.

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

      On May 11, 1998, the Company offered for sale a minimum of 300,000 shares and a maximum of 400,000 shares of its common stock at a price of $10.00 per share. By year-end 1998, 400,000 shares of common stock were sold for $3,953,903, net of selling expenses. At June 30, 1999 and December 31, 1998, there were 1,518,871 shares of common stock outstanding.

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

Item   2.    Management Discussion and Analysis of Financial
             -----------------------------------------------
             Condition and Results of Operation
             ----------------------------------

Liquidity and Sources of capital
--------------------------------

       Community National Bancorporation (the "Company") was organized in August, 1989 and began banking operations through its wholly owned subsidiary, Community National Bank (the "Bank"), on August 6, 1990. Since then, the Bank has opened two other branches - one in Cordele, Georgia and one in Ashburn, Georgia. The Bank is in the process of constructing its third branch, which will be located in Cordele, Georgia. The Company has received preliminary approval from the Office of the Comptroller of the Currency to establish a de novo bank, Cumberland National Bank, St. Marys, Georgia ("Cumberland National"). It is anticipated that Cumberland National will become operational prior to year-end 1999.

     On August 6, 1990 the subsidiary Bank was capitalized with a $3,3 million injection from the Company. By June 30, 1999, the Bank's capital had increased to $9.1 million through retained earnings and a $.5 million capital injection in late 1998. This level of capitalization, as measured by the Bank's primary regulator, the OCC, is adequate based on the following capital ratios and guidelines.

                                     Bank's     Minimum required
                                 June 30, 1999    by regulator
                                 -------------  ----------------
Leverage ratio                         7.5%           4.0%
Risk weighted ratio                   10.1%           8.0%

      Total assets decreased by $1.5 million to $120.1 million during the six-month period ended June 30, 1999. The decrease resulted when deposits gathered from outside of the Company's primary service area were not renewed. Reducing these deposits was made possible because at December 31, 1998 the Company had $15.9 million invested in federal funds yielding approximately 4.5%.

      Liquidity is the Company's ability to meet all deposit withdrawals immediately, while also providing for the credit needs of customers. The June 30, 1999 financial statements evidence a satisfactory liquidity position as total cash and cash equivalents amounted to $5.2 million, representing 4.4% of total assets. Investment securities amounted to $8.5 million, representing 7.1% of total assets; these securities provide a secondary source of liquidity since they can be converted into cash in a timely manner. The subsidiary Bank is a member of the Federal Reserve System and is maintaining relationships with several correspondent banks and, thus, could obtain funds on short notice. The Company's management closely monitors and maintains appropriate levels of interest earning assets and interest bearing liabilities, so that maturities of assets are such that adequate funds are provided to meet customer withdrawals and loan demand. There are no trends, vents or uncertainties that will result in or are reasonably likely to result in the Company's liquidity increasing or decreasing in any material way.

Results of Operations
---------------------

     Net income for the three months ended June 30, 1999 amounted to $321,361 or $.19 per diluted share. For the three-month period ended June 30, 1998, net income amounted to $257,020 or $.23 per diluted share. Basic earnings per share for the three-month period ended June 30, 1999 and 1998 amounted to $.21 and $.23, respectively. The reduction in earnings per share figures is mainly due to the fact that the average number of shares outstanding increased by approximately 400,000, or 34.5%. The primary reason for the increase in net income for the three-month period ended June 30, 1999 as compared to the three-month period ended June 30, 1998 is the $93,530 increase in net interest income. This increase was due to a higher level of earning assets. Other operating expenses and the provision for loan losses increased by $141,690 and $145,000, respectively, for the three-month period ended June 30 , 1999 as compared to the three-month period ended June 30, 1998. Operating expenses increased because of the additional personnel hired in preparation for the opening of Cumberland National. Provision for loan losses increased because of higher charge-offs.

For the six-month periods ended June 30, 1999 and 1998, net income amounted to $649,453 and $546,514, respectively. Despite the higher income in the first six-months of 1999, earnings per share declined when compared to the six-month period ended June 30, 1998. As mentioned earlier, this is due to the significantly higher average number of shares outstanding in the 1999 period. For the six-month periods ended June 30, 1999 and 1998, diluted earnings per share amounted to $.38, and $.44, respectively. Below is a more detailed discussion concerning results of operations for the six-month periods ended June 30, 1999 and 1998.

a. Earning assets have increased from $98.1 million at June 30, 1998 to $111.0 million at June 30, 1999. As a consequence, net interest income, which represents the difference between interest received on interest earning assets and interest paid on interest bearing liabilities, has increased from $2,529,241 to $2,751,849 for the same period one year later, representing an increase of $222,608, or 8.8%.

b. Other income increased from $271,008 for the six-month period ended June 30, 1998 to $394,282 for the six-month period ended June 30, 1999. The above increase of $123,274 represents a 45.5% improvement, This increase is primarily due to increased activity in transactional accounts due to a higher deposit base, as well as to increases in the fee structure.

c.   Other  operating expense increased from $1,439,230  for  the six-month period ended June 30, 1998 to $1,651,678 for the six-month period ended June 31, 1999. The above increase amounting to $212,448 represents an increase of 14.8%. The primary reasons for the increase are expenses associated with the preparation for the opening of Cumberland National. Such expenses include personnel and professional costs. Note, however, that as a percent of average assets, operating expenses declined from 2.94% for the six month-period ended June 30, 1998 to 2.74% for the same period one year later.

At June 30, 1999, the allowance for loan losses amounted to $1,739,590, or 1.72% of gross loans. At December 31, 1998, the allowance amounted to $1,824,179, or 2.02% of gross loans. The primary reasons for the reduction in the reserve for loan losses can be attributed to heavier than normal charge-offs. For the six-month period ended June 30, 1999, net charge-offs amounted to approximately $545,000, of which $453,000 was associated with a single credit relationship. Management considers the allowance for loan losses to be adequate and sufficient to absorb possible future losses; however, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses or that additional provisions to the allowance will not be required.

The Company is not aware of any current recommendation by the regulatory authorities which, if they were to be implemented, would have a material effect on the Company's liquidity, capital resources, or results of operations.

Year 2000
---------

      A critical issue affecting companies that rely extensively on electronic data processing systems, such as the Bank, is the Year 2000 issue. The Year 2000 issue has arisen due to the widespread use of computer programs that rely on two-digit date codes to perform computations or decision making functions. Many of these programs may fail as a result of their inability to properly interpret date codes beginning January 1, 2000, For example, such programs may misinterpret "00" as the year 1900 rather than the year 2000. In addition, some equipment being controlled by microprocessor chips may not deal appropriately with the year "00". This could result in a system failure or miscalculations causing disruptions of operations, including among other things, a temporary inability to process transactions or engage in similar, normal business activities.

      The Bank primarily uses a third-party vendor for processing its primary banking applications. During 1997, the Bank formed an internal task force to address the Year 2000 issue, conduct a comprehensive review of the Bank's system and ensure that the Bank takes any necessary measures. The following items have been assessed as of June 30, 1999: Computer hardware, security systems, software applications, vault, ATM machine telephone banking and teller machines. All third-party vendors have been contacted to provide assurances that their data processing programs and system are Year 2000 compliant now or will be well in advance of the year 2000. All of these vendors responded by stating that they have obtained third-part reviews and assurances that their products art Year 2000 compliant. Contingency plans, such as the selection of other vendors, have been formulated in the event that a vendor is not able to provide a Year 2000 compliant product within the Bank's established time frames. The Bank has budgeted $85,000 for expenses associated with Year 2000 compliance. Approximately $34, 000 of the budgeted amount has been incurred to date. However, there can be no assurances that unforeseen difficulties or costs will not arise. In addition, there can be no assurance that systems of other companies on which the Bank's systems rely, such as the Bank's data processing vendor, will be modified on a timely basis, or that the failure by another company to properly modify its systems will not negatively impact the Bank's systems or operations.


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

Item 2.   Changes in Securities.
          ---------------------
     (a)  None.
     (b)  None.

Item 3.   Defaults Upon Senior Securities.
          -------------------------------
     None.

Item 4.   Submission of Matters to a Vote of Security Holders.
          ---------------------------------------------------
     None.

Item 5.   Other Information.
          -----------------
     The Company filed an application to list its Common Stock on the Nasdaq National Market on March 16, 1999. In connection with such application, the Company has arranged to have its Common Stock traded on the over-the-counter Bulletin Board under the symbol "CBAC." Also, the Company has received the approval of the Federal Deposit Insurance Corporation and the Office of the Comptroller of the Currency for the formation of Cumberland National Bank, a proposed wholly-owned subsidiary of the Company, and is awaiting final approval of such formation from the Board of Governors of the Federal Reserve Board.

Item 6.   Exhibits and Reports on Form 8-K.
          --------------------------------
     (a)  Exhibits:

          27   Financial Data Schedule

     (b)  Reports on Form 8-K

           There were no reports on Form 8-K filed during the quarter ended June 30, 1999.


                           SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                         COMMUNITY NATIONAL BANCORPORATION
                         (Registrant)


Date: August 13, 1999        By:             /s/
                                --------------------------------------
                             T. Brinson Brock, Sr., President,
                             Principal Executive Officer and Chief
                             Financial Officer