Form 10QSB
period 1999-09-30
COMMUNITY NATIONAL BANCORPORATION
filed 1999-11-12
CIK 855386

SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, D.C. 20549
                  ---------------------------
                         FORM 10-QSB

(Mark One)

 X   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934
     For the quarterly period ended September 30, 1999.

                              OR

     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934
     For the transition period from               to

                  Commission File No. 33-31013-A

                COMMUNITY NATIONAL BANCORPORATION

(Exact name of small business issuer as specified in its charter)


        Georgia                          58-1856963
 ----------------------     ----------------------------------
(State of Incorporation)   (I.R.S. Employer Identification No.)

561 E. Washington Avenue, P.O. Box 2619, Ashburn, Georgia 31714
----------------------------------------------------------------
            (Address of Principal Executive Offices)

                          (912) 567-9686
         ----------------------------------------------
        (Issuer's Telephone Number, Including Area Code)

                         Not Applicable
-----------------------------------------------------------------
(Former  Name, Former Address and Former Fiscal Year, if  Changed
Since Last Report)

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

      Common stock, no par value per share, 1,534,711 shares outstanding as of November 12, 1999.


Page 1
______________________________________________________________________

                  PART I - FINANCIAL INFORMATION

    Item 1.  Financial Statements

                     COMMUNITY NATIONAL BANCORPORATION
                             ASHBURN, GEORGIA
                        Consolidated Balance Sheets

                                 ASSETS
                                 ------
                                            September 30,      December 31,
                                                1999              1998
                                             (Unaudited)       (Unaudited)
                                            -------------      ------------
Cash and due from banks                     $  2,382,964      $  3,397,203
Federal funds sold                             2,430,000        15,850,000
                                             -----------       -----------
  Total cash and cash equivalents           $  4,812,964      $ 19,247,203
Securities:
 Available for sale, at fair values            8,688,332         8,036,357
Loans, net                                   104,597,697        88,295,060
Property and equipment, net                    4,156,901         2,406,538
Other assets                                   4,421,469         3,606,774
                                             -----------       -----------
Total Assets                                $126,677,363      $121,591,932
                                             ===========       ===========


                       LIABILITIES AND SHAREHOLDERS' EQUITY
                       ------------------------------------
Liabilities:
 Deposits
  Non-interest bearing deposits             $  5,613,160      $ 10,478,489
  Interest bearing deposits                  106,750,525        97,903,091
                                             -----------       -----------
    Total deposits                          $112,363,685      $108,381,580
Other liabilities                              1,043,345           688,858
                                             -----------       -----------
  Total liabilities                         $113,407,030      $109,070,438
                                             -----------       -----------
Commitments and contingencies

Shareholders' Equity:
 Common stock, no par value, 10,000,000
 shares authorized, 1,534,711 and 1,518,871
 shares issued and outstanding at Sept. 30,
 1999 and December 31, 1998, respectively   $  7,702,091      $  7,649,291
 Retained earnings                             5,731,123         4,829,006
 Unrealized gain (loss) on securities, net      (162,881)           43,197
                                             -----------       -----------
  Total Shareholders' Equity                  13,270,333      $ 12,521,494
                                             -----------       -----------
Total liabilities and shareholders' equity  $126,677,363      $121,591,932
                                             ===========       ===========

         Refer to notes to the consolidated financial statements.

Page 2
__________________________________________________________________________

                    COMMUNITY NATIONAL BANCORPORATION
                             ASHBURN, GEORGIA
               Unaudited Consolidated Statements of Income
                        for the three months ended

                                                    September 30,
                                                  1999         1998
                                                  ----         ----

Interest income                               $2,804,444    $2,595,091
Interest expense                               1,360,430     1,309,687
                                               ---------     ---------

Net interest income                           $1,444,014    $1,285,404

Provisions for possible loan losses              200,064       200,000
                                               ---------     ---------

Net interest income after provisions
 for possible loan losses                     $1,243,950    $1,085,404
                                               ---------     ---------

Gain on sale of securities                    $     - -     $      622
Service charges on deposit accounts              156,137       124,398
Other income                                      21,729        14,217
                                               ---------     ---------
Total other income                            $  177,866    $  139,237
                                               ---------     ---------

Salaries and benefits                         $  378,951    $  346,248
Advertising and business development              29,122        30,777
Repairs and maintenance                           31,945        28,213
Depreciation                                      49,390        46,800
Legal and professional                            62,509        38,045
Data processing                                   40,591        35,319
Regulatory fees and assessments                   16,101         9,634
Other operating expenses                         152,856       207,403
                                               ---------     ---------
 Total other expenses                         $  761,465    $  742,439
                                               ---------     ---------

Net income before income taxes                $  660,351    $  482,202
Provision for income taxes                       255,800       178,500
                                               ---------     ---------

Net income after taxes                        $  404,551    $  303,702
                                               ---------     ---------
Other comprehensive
 income, net of tax:
  Unrealized holding gains (losses)
   on securities available for sale           $  (54,657)   $   26,234
                                               ---------     ---------

Comprehensive income                          $  349,894    $  329,936
                                               =========     =========

Basic income per share                        $      .27    $      .27
                                               =========     =========

Diluted income per share                      $      .23    $      .25
                                               =========     =========

         Refer to notes to the consolidated financial statements


Page 3
_______________________________________________________________________

                    COMMUNITY NATIONAL BANCORPORATION
                             ASHBURN, GEORGIA
               Unaudited Consolidated Statements of Income
                        for the nine months ended

                                                    September 30,
                                                  1999         1998
                                                  ----         ----

Interest income                               $8,120,714    $7,432,568
Interest expense                               3,924,851     3,617,923
                                               ---------     ---------

Net interest income                           $4,195,863    $3,814,645

Provisions for possible loan losses              660,064       500,000
                                               ---------     ---------

Net interest income after provisions
 for possible loan losses                     $3,535,799    $3,314,645
                                               ---------     ---------

Gain on sale of securities                    $     - -     $    4,350
Service charges on deposit accounts              431,057       354,989
Other income                                     141,091        50,906
                                               ---------     ---------
Total other income                            $  572,148    $  410,245
                                               ---------     ---------

Salaries and benefits                         $1,209,671    $1,059,362
Advertising and business development             105,422        85,465
Repairs and maintenance                           87,395        76,530
Depreciation                                     149,710       140,072
Legal and professional                           175,469       116,895
Data processing                                  117,437       104,798
Regulatory fees and assessments                   49,679        35,280
Other operating expenses                         518,360       563,267
                                               ---------     ---------
 Total other expenses                         $2,413,143    $2,181,669

Net income before taxes                       $1,694,804    $1,543,221
Provision for income taxes                       640,800       693,005
                                               ---------     ---------

Net income after taxes                        $1,054,004    $  850,216
                                               ---------     ---------

Other comprehensive
 income, net of tax:
  Unrealized holding gains (losses)
   on securities available for sale           $ (206,078)   $   31,645
                                               ---------     ---------

Comprehensive income                          $  847,926    $  881,861
                                               =========     =========


Basic income per share                        $      .69    $      .77
                                               =========     =========

Diluted income per share                      $      .59    $      .69
                                               =========     =========


         Refer to notes to the consolidated financial statements.

Page 4
_______________________________________________________________________


                    COMMUNITY NATIONAL BANCORPORATION
                             ASHBURN, GEORGIA
             Unaudited Consolidated Statements of Cash Flows
                       for the three quarters ended



                                                      September 30,
                                                  1999             1998
                                                  ----             ----

Cash flows from operating activities       $  1,161,007       $  1,075,342
                                            -----------        -----------

Cash flows from investing activities:
  Securities, available-for-sale
   Sale of securities                      $       - -        $       - -
   Purchase of securities                    (2,103,411)        (2,501,234)
   Maturity and paydowns                      1,487,921          2,928,019
  (Increase) in loans, net                  (16,962,701)       (13,163,300)
  Purchase of property and equipment         (1,900,073)        (1,042,297)
                                            -----------        -----------

    Net cash used in investing activities  $(19,478,264)      $(13,778,812)
                                            -----------        -----------

Cash flows from financing activities:
  Increase in customer deposits            $  3,982,105       $ 16,360,506
  Sale (purchase) of treasury stock                - -              60,000
  Payment of cash dividends                    (151,887)          (105,425)
  Exercise of stock warrants                     52,800            195,400
                                            -----------        -----------
   Net cash provided
     from financing activities             $  3,883,018       $ 16,510,481
                                            -----------        -----------

Net (decrease) in
 cash and cash equivalents                 $(14,434,239)      $  3,807,011
Cash and cash equivalents,
 beginning of period                         19,247,203          5,020,621
                                            -----------        -----------
Cash and cash equivalents, end of period   $  4,812,964       $  8,827,632
                                            ===========        ===========



         Refer to notes to the consolidated financial statements.

Page 5
__________________________________________________________________________

                     COMMUNITY NATIONAL BANCORPORATION
                              ASHBURN, GEORGIA
                   Notes to financial statements (Unaudited)
                              September 30, 1999



     Note 1 - Basis of Presentation

           The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month and nine-month periods ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. These statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in Form 10-KSB for the year ended December 31, 1998.


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

           On May 11, 1998, the Company offered for sale a minimum of 300,000 shares and a maximum of 400,000 shares of its common stock at a price of $10.00 per share. By year-end 1998, 400,000 shares of common stock were sold for $3,953,903, net of selling expenses. At September 30, 1999 and December 31, 1998, there were 1,534,711 and 1,518,871 shares of common stock outstanding, respectively.

Page 6
_______________________________________________________________________

                     COMMUNITY NATIONAL BANCORPORATION
                              ASHBURN, GEORGIA
                   Notes to financial statements (Unaudited)
                              September 30, 1999



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



Page 7
______________________________________________________________________

     Item 2 - Management Discussion and Analysis of Financial Condition and Results of Operation.
     -----------------------------------------------------------------

     Liquidity and sources of capital
     --------------------------------

            Community National Bancorporation (the "Company") was organized in August, 1989 and began banking operations through its wholly owned subsidiary, Community National Bank (the "Bank"), on August 6, 1990. Since then, the Bank has opened two other branches - one in Cordele, Georgia and one in Ashburn, Georgia. The Bank is in the process of constructing its fourth branch, which will be located in Cordele, Georgia. The Company has received approval from the Office of the Comptroller of the Currency to establish a de novo bank, Cumberland National Bank, St. Marys, Georgia ("Cumberland National"). Cumberland National commenced operations on October 1, 1999.

          On August 6, 1990 the subsidiary Bank was capitalized with a $3.3 million injection from the Company. By September 30, 1999, the Bank's capital had increased to $9.5 million through retained earnings and a $.5 million capital injection in late 1998. This level of capitalization, as measured by the Bank's primary regulator, the OCC, is adequate based on the following capital ratios and guidelines.

                                 Bank's       Minimum required
                           September 30, 1999   by regulator
                           ------------------   ------------
     Leverage ratio                7.9%             4.0%
     Risk weighted ratio          10.6%             8.0%


           Total assets increased by $5.1 million to $126.7 million during the nine-month period ended September 30, 1999. The increase is attributed to a single deposit, the majority of which had been withdrawn by October 15, 1999.

           Liquidity is the Company's ability to meet all deposit withdrawals immediately, while also providing for the credit needs of customers. The September 30, 1999 financial statements evidence a satisfactory liquidity position as total cash and cash equivalents amounted to $4.8 million, representing 3.8% of total assets. Investment securities amounted to $8.7 million, representing 6.9% of total assets; these securities provide a secondary source of liquidity since they can be converted into cash in a timely manner. The subsidiary Bank is a member of the Federal Reserve System and is maintaining relationships with several correspondent banks and, thus, could obtain funds on short notice. The Company's management closely monitors and maintains appropriate levels of interest earning assets and interest bearing liabilities, so that maturities of assets are such that adequate funds are provided to meet customer withdrawals and loan demand. There are no trends, demands, commitments, events or uncertainties that will result in or are reasonably likely to result in the Company's liquidity increasing or decreasing in any material way.

Page 8
______________________________________________________________________

     Results of Operations
     ---------------------

           Net income for the three months ended September 30, 1999 amounted to $404,551 or $.23 per diluted share. For the three-month period ended September 30, 1998, net income amounted to $303,702 or $.25 per diluted share. Basic earnings per share for each of the three-month periods ended September 30, 1999 and 1998 amounted to $.27. The reduction in diluted earnings per share figures for the three-month period ended September 30, 1999 as compared to the three-month period ended September 30, 1998 is mainly due to the fact that the average number of shares outstanding increased by approximately 400,000, and due to the granting of 110,000 stock options. Net income over the above periods, however, has increased by $100,849 due to increases of $158,610 in net interest income, and $38,629 in service charges, and decreases of $19,026 in operating expenses and $77,300 in tax provisions.

           For  the  nine-month periods ended September 30,  1999  and
     1998,   net   income   amounted  to  $1,054,004   and   $850,216,
     respectively. Despite the higher income in the first nine-months of 1999, earnings per share declined when compared to the nine-month period ended September 30, 1998. As mentioned earlier, this is due to the significantly higher average number of shares of common stock and stock options outstanding in the 1999 period. For the nine-month periods ended September 30, 1999 and 1998,
     diluted   earnings  per  share  amounted  to  $.59,   and   $.69,
     respectively;  basic  earnings per share for  the  above  periods
     amounted  to  $.69  and  $.77, respectively.   Below  is  a  more
     detailed discussion concerning results of operations for the nine-month periods ended September 30, 1999 and 1998.

     a. Earning assets have increased from $103.9 million at September 30, 1998 to $117.5 million at September 30, 1999. As a consequence, net interest income, which represents the difference between interest received on interest earning assets and interest paid on interest bearing liabilities, has increased from $3,814,645 to $4,195,863 for the same period one year later, representing an increase of $381,218, or 10.0%.

     b. Other income increased from $410,245 for the nine-month period ended September 30, 1998 to $572,148 for the nine-month period ended September 30, 1999. The above increase of $161,903 represents a 39.5% improvement. This increase is primarily due to increased activity in transactional accounts due to a higher deposit base, as well as to increases in the fee structure.

Page 9
______________________________________________________________________


     c. Other operating expenses increased from $2,181,669 for the nine-month period ended September 30, 1998 to $2,413,143 for the nine-month period ended September 30, 1999. The above increase amounting to $231,474 represents an increase of 10.6%. The primary reasons for the increase are expenses associated with the preparation for the opening of Cumberland National. Such expenses include personnel and professional costs. Note, however, that as a percent of average assets, operating expenses declined from 2.89% for the nine month-period ended September 30, 1998 to 2.59% for the same period one year later.

           At September 30, 1999, the allowance for loan losses amounted to $1,762,223, or 1.66% of gross loans. At December 31, 1998, the allowance amounted to $1,824,179, or 2.02% of gross loans. The primary reasons for the reduction in the reserve for loan losses can be attributed to heavier than normal charge-offs. For the nine-month period ended September 30, 1999, net charge-offs amounted to approximately $721,957, of which $453,000 was associated with a single credit relationship. Management considers the allowance for loan losses to be adequate and sufficient to absorb possible future losses; however, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses or that additional provisions to the allowance will not be required.

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

           The Bank primarily uses a third-party vendor for processing its primary banking applications. During 1997, the Bank formed

Page 10
______________________________________________________________________

     an internal task force to address the Year 2000 issue, conduct a comprehensive review of the Bank's systems and ensure that the Bank takes any necessary measures. The following items have been assessed as of September 30, 1999: Computer hardware, security systems, software applications, vault, ATM machine, telephone banking and teller machines. All third-party vendors have been contacted to provide assurances that their data processing programs and systems are Year 2000 compliant now or will be well in advance of the year 2000. All of these vendors responded by stating that they have obtained third-part reviews and assurances that their products are Year 2000 compliant. Contingency plans, such as the selection of other vendors, have been formulated in the event that a vendor is not able to provide a Year 2000 compliant product within the Bank's established timeframes. The Bank has budgeted $85,000 for expenses associated with Year 2000 compliance. Approximately $46,000 of the budgeted amount has been incurred to date. However, there can be no assurances that unforseen difficulties or costs will not arise. In addition, there can be no assurance that systems of other companies on which the Bank's systems rely, such as the Bank's data processing vendor, will be modified on a timely basis, or that the failure by another company to properly modify its systems will not negatively impact the Bank's systems or operations.

Page 11
_______________________________________________________________________

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

          None.

Item 4.   Submission of Matters to a Vote of Security Holders.
          ---------------------------------------------------

          None.

Item 5.   Other Information.
          -----------------

          The Company is proceeding with its plan to acquire all of the issued and outstanding capital stock of Tarpon Financial Corporation for the aggregate purchase price of $3,720,000 in cash and common stock. In this connection, the Company expects to file a Form S-4/Proxy with the Securities and Exchange Commission ("SEC") and for the required regulatory approvals on or before November 30, 1999. Depending on when SEC and regulatory approvals are obtained, it is expected that the merger will be submitted for approval by Tarpon's shareholders in early 2000. Upon consummation of the merger, Tarpon's sole subsidiary, First National Bank, Tarpon Springs, Florida, will become the Company's third banking subsidiary.

Item 6.   Exhibits and Reports on Form 8-K.
          --------------------------------

          (a)  Exhibits:

               27   Financial Data Schedule

          (b)  Reports on Form 8-K

               The Company filed a report on Form 8-K on October 12, 1999.


                                SIGNATURES
                                ----------

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                           COMMUNITY NATIONAL BANCORPORATION
                           (Registrant)


Date: November 12, 1999.   BY:       /S/ T. Brinson Brock, Sr.
                               --------------------------------------------
                               T. Brinson Brock, Sr.
                               President and Chief Executive Officer
                               Principal Executive, Financial
                               and Accounting Officer

Page 12
____________________________________________________________________________