Form 10KSB
period 1999-12-21
COMMUNITY NATIONAL BANCORPORATION
filed 2000-03-28
CIK 855386

U.S. SECURITIES AND EXCHANGE COMMISSION
                                 Washington, D.C. 20549
                                 ----------------------

                                      FORM 10-KSB
                                      -----------


                     Annual Report Pursuant to Section 13 or 15(d)
                         of the Securities Exchange Act of 1934
                      For the Fiscal Year Ended December 31, 1999
                      -------------------------------------------

                            Commission File Number 33-31013-A

                            COMMUNITY NATIONAL BANCORPORATION
                                   a Georgia corporation

                         (IRS Employer Identification No. 58-1856963)
                              561 East Washington Avenue-Box 2619
                                 Ashburn, Georgia 31714-2619
                                          (912) 567-9686
                         --------------------------------------------

                       Securities Registered Pursuant to Section 12(b)
                           of the Securities Exchange Act of 1934:

                                            None
                       -----------------------------------------------

                       Securities Registered Pursuant to Section 12(g)
                           of the Securities Exchange Act of 1934:

                                   Common Stock, No Par Value
                         --------------------------------------------


Check whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past
90 days.
                                              Yes
                         --------------------------------------------

Indicate by a check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-KSB or any amendment to this Form 10-KSB. [X]

The Registrant's revenues for the fiscal year ended December 31, 1999 were $11,836,844.

The aggregate market value of the Common Stock of the Registrant held by non-affiliates of the Registrant on March 24, 2000, was $19,468,992. The aggregate market value of the Common Stock of the Registrant held by non-affiliates was computed by reference to the average ask and bid price of the Common Stock on the OTC Bulletin Board as of such date (i.e., $15.50 per share). For the purposes of this response, directors, executive officers and holders of 5% or more of the Registrant's Common Stock are considered the affiliates of the Registrant at that date.

The number of shares outstanding of the Registrant's Common Stock as of March 24, 2000: 1,701,782 shares of no par value common stock (the "Common Stock").

Transitional Small Business Disclosure Format:

Yes      No  X
    ---     ---

                     DOCUMENTS INCORPORATED BY REFERENCE
                     -----------------------------------
                                    None



CAUTIONARY STATEMENT FOR PURPOSES OF THE PRIVATE SECURITIES
LITIGATION REFORM ACT OF 1995.

This Report may contain certain "forward-looking statements" including statements concerning plans, objectives, future events or performance and assumptions and other statements that are not statements of historical fact. The Company and the Banks (each as later defined in this Report) caution readers that the following important factors, among others, could cause the Company's actual results to differ materially from the forward-looking statement contained in this Report: (i) the effect of changes in laws and regulations, including federal and state banking laws and regulations, with which the Company or the Banks must comply, and the associated costs of compliance with such laws and regulations either currently or in the future as applicable; (ii) the effect of changes in accounting policies and practices, as may be adopted by the regulatory agencies as well as by the Financial Accounting Standards Board, or of changes in the Company's organization, compensation and benefit plans; (iii) the effect on the Company's competitive position within its market area of the increasing consolidation within the banking and financial services industries, including the increased competition from larger regional and out-of-state banking organizations as well as non-bank providers of various financial services; (iv) the effect of changes in interest rates; and (v) the effect of changes in the business cycle and downturns in the local, regional or national economies.

The Company cautions that the foregoing list of important factors is not exclusive. The Company does not undertake to update any forward-looking statement, whether written or oral, that the Company or its agents may make from time to time.


                                          PART I

Item 1.     Description of Business.

     A.     Business Development.

      Community National Bancorporation (hereinafter the "Company" or the "Registrant") was incorporated as a Georgia corporation on August 18, 1989, for the purpose of becoming a bank holding company owning 100% of the outstanding capital stock of Community National Bank ("CNB"), a national banking association chartered under the laws of the United States. The Company received approval to become a bank holding company from the Board of Governors of the Federal Reserve System (the "Fed") on February 16, 1990, and from the Georgia Department of Banking and Finance (the "Georgia Department") on February 19, 1990. On December 14, 1990, the Company completed a public offering of its common stock pursuant to which it raised $3,520,010 from the sale of 352,001 shares at $10.00 per share. The Company used substantially all of the proceeds of its public offering to purchase shares of capital stock of CNB. CNB received its permit to begin business from the Office of the Comptroller of the Currency (the "OCC") on August 6, 1990 and commenced business as a commercial bank on August 6, 1990. Since that date, CNB has engaged in a general commercial banking business, emphasizing the banking needs of individuals, and small to medium-sized business and agricultural enterprises in its primary service area. On April 3, 1992, CNB acquired $11.3 million of deposits from the Resolution Trust Corporation as receiver for First Federal Savings Bank, Ashburn, Georgia. On October 9, 1997, the board of directors of the Company authorized a three-for-one stock split for all shares outstanding as of October 6, 1997. In connection with the stock split, the Company amended its Articles of Incorporation, changing the par value of its common stock from $5.00 to no par.

      On September 4, 1997, CNB received approval to open a branch in Cordele, Crisp County, Georgia, which branch commenced business on October 27, 1997. On November 20, 1997, CNB received approval to open a second branch in Ashburn, Turner County, which branch commenced business on September 28, 1998. On December 22, 1998, CNB received approval to open a second branch at 702 South Pecan Street in Cordele, which branch commenced business on February 10, 2000.

      Effective March 10, 1998, the Company received regulatory approval to open a branch in St. Marys, Camden County, Georgia, and CNB purchased, on March 26, 1998, for $241,074, two parcels of land, 11 acres in the aggregate, in St. Marys. The Company and CNB determined to capitalize the St. Marys branch by means of the proceeds of a public offering. To effect the public offering, the Company filed a Registration Statement on SEC Form SB-2 on May 11, 1998 (the "1998 Offering"). The Company completed the 1998 Offering on December 31, 1998, raising $4,000,000 from the sale of 400,000 shares of its Common Stock at $10 per share.

      Effective July 1, 1999, Georgia law was amended to allow a bank holding company owning a bank that does a lawful business in Georgia to acquire control of another bank in Georgia through the formation of a de novo bank, provided that it obtains required departmental approval and any required federal approval.
Pursuant to the new law and using the proceeds of the 1998 Offering, effective October 1, 1999, the Company capitalized and opened for business Cumberland National Bank, a de novo national bank ("Cumberland"), which assumed the operations of CNB's Camden County branch on that date.

      After the date of this report, on February 24, 2000, the Company acquired all of the outstanding capital stock of Tarpon Financial Corporation, a Florida corporation ("Tarpon") by way of a merger of Tarpon into the Company. The Company paid $3.72 million in a combination of Common Stock and cash in such merger, which was effected pursuant to a Proxy Statement/Prospectus on SEC Form S-4, which became effective on January 27, 2000. Pursuant to such merger, Tarpon's wholly-owned subsidiary, First National Bank, Tarpon Springs, in Pinellas County, Florida, a national bank with $1.8 million in capital and $20.7 in assets, became the third wholly-owned banking subsidiary of the Company.

      The Company registered its Common Stock pursuant to Section
12(g) of the Securities and Exchange Act of 1934 by filing a Form
8-A with the Securities and Exchange Commission on February 24,
1999.  The Common Stock has since been trading on the OTC
Bulletin Board under the symbol "CBAC."

      Pursuant to shareholder approval at the annual meeting on May 12, 1999, the Company amended its Articles of Incorporation to provide for three classes of directors with staggered terms, so that in any given year no more than one-third of the total Board membership stands for election; to require two-thirds vote of the outstanding shares to approve certain transactions, amend the Articles of Incorporation or remove a director; and to fix its authorized capital stock at 50,000,000 shares of no par value common stock and 10,000,000 shares of no par value preferred stock, with the Board empowered to authorize the issuance and fix the terms of any preferred stock in its sole discretion.

      B.      Business.

            1.      Services Offered by the Company's Subsidiaries.

      CNB and Cumberland (collectively the "Banks"), conduct a commercial banking business serving Turner, Crisp and Camden Counties, Georgia. The Banks offer a full range of deposit services, including checking accounts, NOW accounts, savings accounts and other deposits of various types, ranging from daily money market accounts to longer-term certificates of deposit and retirement accounts such as IRA's (Individual Retirement Accounts).

      Other services of the Banks include safe deposit boxes, travelers' checks, direct deposit of payroll and social security checks, and automatic drafts for various accounts. The Banks are members of the Star network of automated teller machines and each of the Banks offers its own credit cards.

      CNB also offers short to medium-term commercial, agricultural and personal loans. Commercial loans include both secured and unsecured loans for working capital (including inventory and receivables), business expansion (including acquisition of real estate and improvements), and purchase of equipment and machinery. CNB is qualified to participate in Small Business Administration lending. Agricultural loans include secured and unsecured loans for row crop production including corn, soybeans, peanuts, cotton and other produce. Consumer loans include secured and unsecured loans for financing automobiles, home improvements, education and personal investments. CNB offers real estate construction and acquisition loans.

            2.      Market Area and Competition.

      The Banks' primary service area includes all of the Georgia counties of Turner, Crisp and Camden. CNB also extends credit to qualified borrowers in the contiguous counties of Tift and Worth, Georgia. Turner County is located approximately 80 miles north of the Georgia-Florida state line, 165 miles south of Atlanta, 38 miles east of Albany, and 180 miles west of Savannah. The county is comprised of the cities of Ashburn, which is the county seat, Sycamore and Rebecca and covers an area of 293 square miles. In 1990, the population of Turner County was 10,498, representing a 10% growth from 1980. The U. S. Census Bureau estimates the current population of Turner County at 9,249.

      Turner County's economy is dependent on agriculture. Management of CNB intends to continue to place a substantial portion of CNB's assets in agricultural loans. This sector of the economy is healthy and remains the largest single force in CNB's market. A significant portion of the agricultural output produced in the county is peanuts. Golden Peanut Company is located in Ashburn, where it operates the largest peanut shelling plant in the Southeast. Coley Farm Services, also headquartered in Ashburn, serves primarily as a peanut buying point for area farmers from three separate locations. Livestock is another important segment of the economy, with the county containing the largest stock yard in Georgia, Turner County Stock Yards. The poultry industry is a growing component of the Turner County economy. In 1995, local farmers built thirty-five poultry houses in Turner County at a cost of approximately $3.5 million. The farmers who built these poultry houses have entered into contracts with Tyson Poultry to raise chickens for Tyson Poultry. These contracts have been contributing approximately $1.0 million per year to the local economy. Turner County also contains light manufacturing, primarily in the apparel and textile sector. The major employer is M&W Sportswear. Other local manufacturing concerns include Delta Apparel, DCR Industries and Cornerstone Manufacturing.

      During 1999, there was one other bank in Turner County.
Management estimates that as of June 30, 1999, deposits in the county totaled $188.5 million, with CNB having approximately 50% of such deposits.

      Crisp County is located contiguous to Turner County on its northwest border. Although Crisp County is slightly smaller than Turner County in total area, its population, currently estimated at 20,637, is about twice that of Turner County. Retail trade is the largest employment sector in the county, providing 25% of the jobs and 17% of employment earnings. Service employment is also important to the county's economy, providing 17% of the jobs and 15% of employment earnings. Between 1990 and 1994, Crisp County's unemployment rate was 7.4% compared to 5.7% for the state's average. The County's per capita income for 1994 was $16,856 compared to $20,198 for the state as a whole. Crisp County had 512 reported business establishments in 1992 and showed no percentage change over the previous five years.
Cordele Uniform, Masonite Corporation and Serco Company are among the largest non-governmental employers in the County.

      Arabi and Cordele are the only two incorporated municipalities in Crisp County. The county is the gateway to the Presidential Pathways Travel Region, with many attractions within easy driving distance of Cordele, including the home of former President Jimmy Carter, the Little Grand Canyon and the Andersonville Confederate Prison site. Crisp County is one of the few areas in the nation designated as an Enterprise Community/Enterprise Zone.

      During 1999 there were five banks and eight branches represented in Crisp County. Management estimates that as of June
30, 1999, deposits in the county totaled $250.2 million, with CNB's branch having approximately 6% of such deposits.

      Camden County is bordered on the south by the Florida state line and on the east by the Atlantic Ocean and Barrier Islands. In total, Camden County encompasses 630 square miles. The City of St. Marys is located seven miles east of Interstate 95 on Highway 40 extending east to the Atlantic Coast. The economy of this picturesque southern stretch of Camden County relies heavily on its ocean access, ports and natural resources. In 1979, Kings Bay, at St. Marys, was selected as the location of the United States Navy's East Coast Trident submarine base. The base at Kings Bay supports the Submarine Launched Ballistic Missile System, Trident and Ohio Class submarines. The base began operations in 1989 and currently includes ten submarines. In addition to the naval facility, paper, seafood, manufacturing and retail activities contribute to the local economy. Tourism is also a significant factor, due largely to the historic and natural appeal of St. Marys and Cumberland Island. The current population estimate for Camden County is 47,032.

      The Company's management believes that Camden County represents a significant growth opportunity for the Company. Between 1992 and 1997 deposits in Camden County have increased approximately $10 million each year. The county's population has been growing at a steady rate during the 1990's, and Camden County is expected to surpass neighboring Glynn County in population by the year 2001, becoming the leading county in coastal, southern Georgia. During 1999 there were five banks and eleven bank branches in Camden County. Management estimates that, as of June 30, 1999, deposits in the county totaled $165 million, with Cumberland having less than 1% of such deposits.

      Historically, CNB's loan mix weighed heavily toward agriculture related loans. By expanding into the Camden County banking market, the Company now has the opportunity to lend to many small commercial and light industrial customers and to the many retirees purchasing homes in Camden County. The Company's most recent expansion into the Pinellas County banking market on the West Coast of Florida was also motivated by the desire to diversify the loan portfolio of the Company.

      Each of the Banks competes and will compete as a financial intermediary with other commercial banks, savings and loan associations, credit unions, mortgage banking companies, consumer finance companies, securities brokerage firms, insurance companies, money market mutual funds and other financial institutions. Competition is likely to increase due to trends in federal interstate banking laws and state laws. Many of the financial institutions operating in Georgia have substantially greater financial resources and offer certain services, such as trust services, that the Banks do not expect to provide in the near future. By virtue of their greater total capitalization, such institutions have substantially higher lending limits than the Banks and substantial advertising and promotional budgets.
To compete, each of the Banks relies on specialized services, responsive handling of customer needs and personal contacts by officers, directors and staff.

            3.      Distribution of Assets, Liabilities and
Shareholders' Equity; Interest Rates and Interest Differential.

      The following is a presentation of the average consolidated balance sheet of the Company for the year ended December 31, 1999 and for the year ended December 31, 1998. This presentation includes all major categories of interest-earning assets and interest-bearing liabilities:


                               AVERAGE CONSOLIDATED ASSETS

                                        Year Ended             Year Ended
                                     December 31, 1999     December 31, 1998

Cash and due from Banks                 $2,497,028            $2,644,046

Taxable securities                       6,464,039             6,655,308
Non-taxable securities                   2,240,975             1,204,634
Federal funds sold                       5,455,154             5,446,079
Net Loans                               97,982,769            86,359,442
                                       -----------           -----------
Total earning assets                   112,142,936            99,665,463
Other assets                             7,747,642             4,389,939
                                       -----------           -----------
Total assets                          $122,387,606          $106,699,448
                                      ============          ============


                                    AVERAGE CONSOLIDATED
                          LIABILITIES AND STOCKHOLDERS' EQUITY

                                         Year Ended         Year Ended
                                     December 31, 1999   December 31, 1998

Non interest bearing-deposits            5,536,020           5,745,532
NOW and money market deposits           16,908,263          12,582,343
Savings Deposits                         1,569,808           1,294,713
Time Deposits                           84,878,126          76,202,833
Federal funds purchased                     58,219             211,397
Other Liabilities                          705,170           1,100,759
                                       -----------         -----------
Total liabilities                      109,655,606          97,137,577
                                       -----------         -----------
Common Stock                             7,674,490           5,376,522
Treasury Stock                                -  -             (61,200)
Retained earnings                        5,211,347           4,223,107
Unrealized gain/loss securities           (153,837)             23,442
                                       -----------         -----------
Total stockholders' equity              12,732,000           9,561,871
Total liabilities and
 stockholders' equity                 $122,387,606        $106,699,448
                                      ============        ============

      The following is a presentation of an analysis of the net interest earnings of the Company for the periods indicated with respect to each major category of interest-earning asset and each major category of interest-bearing liability. The Yield/Rate was computed on a tax equivalent basis.

                                           Year Ended December 31, 1999
                                           ----------------------------
                                                                     Average
                                        Average                      Yield/
Assets                                   Amount        Interest       Rate
------                               ------------    ------------   ---------
Taxable securities                   $ 6,464,039        395,664       6.12%
Non-taxable securities                 2,240,974        101,237       6.84%(3)
Federal funds sold                     5,455,154        267,535       4.90%
Net loans                             97,982,769(1)  10,286,099(2)   10.50%
                                     -----------     ----------      -----
Total earning assets                $112,142,936    $11,050,535       9.85%
                                    ============    ===========      ======
Liabilities
-----------
NOW and money market deposits         16,908,263        394,816       2.34%
Savings deposits                       1,569,808         50,881       3.24%
Time deposits                         84,878,126      4,893,990       5.77%
Federal funds purchased                   58,219          4,086       7.02%
                                     -----------       --------       -----
Total interest bearing liabilities  $103,414,416     $5,343,773       5.17%
                                    ============     ==========       =====
Interest spread                         4.68%
                                        =====
Net interest income                                  $5,706,762
                                                     ==========
Net yield on interest earning assets                                  5.09%
                                                                      =====
___________

(1) Net loans include $20,680 in loans that were placed on non-accrual status. The Company would have earned an additional $14,649 (after tax) had these loans accrued interest throughout 1999.
(2)  Interest earned on net loans include $505,379 in loan fees.
(3)  The yield on non-taxable securities is tax equivalent.

                                           Year Ended December 31, 1998
                                           ----------------------------
                                                                     Average
                                        Average                       Yield/
Assets                                   Amount        Interest       Rate
------                               ------------    ------------   ---------
Taxable securities                   $ 6,655,308     $  402,945       6.05%
Non-taxable securities                 1,204,634         56,963       7.16%
Federal funds sold                     5,446,079        295,645       5.43%(3)
Net loans                             86,359,442(1)   9,435,725(2)   10.93%
                                      ----------      ---------      ------
Total earning assets                 $99,665,463    $10,191,278      10.23%
                                     ===========    ===========      ======

Liabilities
-----------
NOW and money market deposits        $12,582,343    $   384,874       3.06%
Savings deposits                       1,294,713         41,748       3.22%
Time deposits                         76,202,833      4,571,924       6.00%
Borrowings (lease)                          ---
Federal funds purchased                  211,397         11,979       5.67%
                                      ----------      ---------       ----
Total interest bearing liabilities   $90,291,286     $5,010,525       5.55%
                                     ===========     ==========       =====
Interest spread                          4.68%
                                         =====
Net interest income                                  $5,180,753
                                                     ==========
Net yield on interest earning assets                                  5.20%(3)
                                                                      =====
___________


(1) Net loans include $190,476 in loans that were placed on non-accrual status. The Company would have earned an additional $7,234 (after tax) had these loans accrued interest throughout 1998.
(2)  Interest earned on net loans included $452,398 in loan fees.
(3)  The yield on non-taxable securities is tax-equivalent.

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

                                           Year Ended December 31, 1999
                                  Compared with Year Ended December 31, 1998

                                              Increase (decrease) due to:
Interest earned on:                       Volume         Rate         Total
------------------                        ------         ----         -----
Taxable securities                       (12,190)       4,909        (7,281)
Non-taxable securities                    46,700       (2,426)       44,274
Federal funds sold                           488      (28,598)      (28,110)
Net loans                              1,201,601     (351,227)      850,374
                                       ---------     --------       -------
Total Interest Income                 $1,236,599    $(377,342)     $859,257
                                      ==========    =========      ========
Interest paid on:
-----------------
NOW and money market deposits            $31,500    $(21,558)        $9,942
Savings deposits                           8,874         259          9,133
Time deposits                            485,563    (163,497)       322,066
Federal funds purchased                  (11,756)      3,863         (7,893)
                                         -------    --------        -------
Total Interest Expense                   514,181    (180,933)       333,248
                                         -------    --------        -------
Change in net interest income           $722,418   $(196,409)      $526,009
                                        ========   =========       ========

                                          Year Ended December 31, 1998
                                   Compared with Year Ended December 31, 1997

                                          Increase (decrease) due to:
Interest earned on:                     Volume         Rate          Total
------------------
Interest bearing bank balances        $   (5,352)   $    -  -     $  (5,352)
Taxable securities                        58,343      (35,094)       23,249
Non-taxable securities                   (16,479)         213       (16,266)
Federal funds sold                       146,301        5,054       151,355
Net loans                              1,816,984      (80,257)    1,736,727
                                       ---------      -------     ---------
Total Interest Income                 $1,999,797    $(110,084)   $1,889,713
                                      ==========    =========    ==========
Interest paid on:
-----------------
NOW and money market deposits         $  250,279    $(230,572)   $   19,707
Savings deposits                             173         -  -           173
Time deposits                            984,899       29,043     1,013,942
Borrowings                                  (226)        -  -          (226)
Federal funds purchased                   11,243           57        11,300
                                         -------     --------     ---------
Total Interest Expense                $1,246,368    $(201,472)   $1,044,896
                                      ==========    =========    ==========
Change in net interest income         $  753,429    $  91,388    $  844,817
                                      ==========    =========    ==========

            5.      Deposits Analysis.

      The Banks offer a full range of interest-bearing and non-interest bearing accounts, including commercial and retail checking accounts, negotiable order of withdrawal ("NOW") accounts, individual retirement accounts, regular interest-bearing savings accounts and certificates of deposit with a range of maturity date options. The sources of deposits are residents, businesses and employees of businesses within the Banks' market areas. Customers are obtained through personal solicitation, direct mail solicitation and advertisements published in the local media.

      The Banks pay competitive interest rates on time and savings deposits up to the maximum permitted by law or regulation. In addition, they have implemented a service charge fee schedule competitive with other financial institutions, covering such matters as maintenance fees on checking accounts, per item processing fees on checking accounts, returned check charges and the like.

      The following table presents, for the periods indicated, the average amount of and average rate paid on each of the indicated deposit categories.


                                          Year Ended December 31, 1999

Deposit Category                      Average Amount        Average Rate Paid
                                      --------------        -----------------
Non interest bearing demand deposits     $ 5,536,020               N/A
NOW and money market deposits             16,908,263               2.34%
Savings deposits                           1,569,808               3.24%
Time deposits                             84,878,126               5.77%

                                          Year Ended December 31, 1998

Deposit Category                      Average Amount        Average Rate Paid
                                      --------------        -----------------
Non interest bearing demand deposits      $ 5,745,532               N/A
NOW and money market deposits              12,582,343              3.06%
Savings deposits                            1,294,713              3.22%
Time deposits                              76,202,833              6.00%


      The following table indicates amounts outstanding of time certificates of deposit of $100,000 or more and respective maturities at December 31, 1999:

                              Time Certificates of Deposit
                              ----------------------------
                     3 months or less           $  6,421,714
                     3-6 months                 $  5,060,926
                     6-12 months                $ 13,577,366
                     over twelve months         $  5,088,896
                     Total                      $ 30,148,902


            6.      Loan Portfolio Analysis.

      The Banks engage in a full complement of lending activities, including commercial, consumer installment and real estate loans. A significant number of loans are made to farmers or farming concerns.

      Commercial lending is directed principally towards businesses whose demands for funds fall within the Company's legal lending limits and which are potential deposit customers of the Banks. These loans include loans obtained for a variety of business purposes, and are made to individual, partnership or corporate borrowers. The Banks place particular emphasis on loans to small and medium-sized businesses.

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

      The following table presents various categories of loans contained in the Company's loan portfolio as of December 31, 1999 and 1998 and the total amount of all loans for such periods:

                                                  As of December 31
Type of Loan                                   1999               1998

Domestic:

Commercial, financial and agricultural    $ 73,130,224       $67,929,551
Real estate-construction                     1,004,377           652,185
Real estate mortgage                        17,977,574        14,190,655
Installment and other loans to individuals   8,798,959         7,346,848
                                           -----------       -----------
    Subtotal                               100,911,134        90,119,239

Allowance for loan losses                   (2,015,645)       (1,824,179)
                                           -----------        ----------
    Total (net of allowance)              $ 98,895,489       $88,295,060
                                          ============      ============

      The following is a presentation of an analysis of maturities of loans as of December 31, 1999 (in thousands):

                             Due in 1        Due In 1      Due After
Type of Loan              Year or Less      To 5 Years      5 Years      Total
------------              ------------      ----------     ---------     -----
Commercial, financial
  and agricultural           $57,185           14,083          1,862    $73,130
Real estate-construction         627              377           -  -      1,004
                              ------           ------         ------    ------
Total                        $57,812           14,460          1,862    $74,134
                             =======           ======         ======    =======

      Experience of the Company has shown that some receivables will be paid prior to contractual maturity and others will be converted, extended or renewed. Therefore, the tabulation of contractual payments should not be regarded as a forecast of future cash collections.

      The following is a presentation of an analysis of sensitivity of loans, excluding installment and other loans to individuals, to changes in interest rates as of December 31, 1999
(in thousands):

                            Due in 1        Due In 1      Due After
Type of Loan              Year or Less      To 5 Years      5 Years      Total
------------              ------------      ----------    ---------      -----
Fixed rate loans             $36,019          14,434         1,862       $52,315
Variable rate loans           21,793              26          -  -        21,819
                              ------          ------        ------       ------
Total                        $57,812          14,460         1,862       $74,134
                             =======          ======         =====       =======

      The following table presents information regarding non-accrual, past due and restructured loans as of December 31, 1999 and 1998 (dollars in thousands):

                                                       As of December 31
                                                      1999           1998
Loans accounted for on a non-accrual basis:

      Number:                                          11              2
      Amount:                                        $261            $46

Accruing loans which are contractually
past due 90 days or more as to principal and interest payments:

      Number:                                           0             3
      Amount                                           $0          $144

Loans which were renegotiated to provide a reduction or deferral of interest or principal because of deterioration in the financial position of the borrower:

      Number:                                           0            0
      Amount:                                          $0           $0

Loans now current but for which there
are serious doubts as to the borrower's
ability to comply with existing terms:

      Number:                                          17           5
      Amount:                                        $914        $791

      As of December 31, 1999, there are no loans classified for regulatory purposes as doubtful, substandard or special mention that have not been disclosed in the above table, which (i) represent or result from trends or uncertainties which management reasonably expects will materially impact future operating results, liquidity, or capital resources, or (ii) represent material credits about which management is aware of any information which causes management to have serious doubts as to the ability of such borrowers to comply with the loan repayment terms.

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

      At December 31, 1999, with the exception of the 11 non-accruing loans reported above, all loans were accruing interest. There are no other loans which are not disclosed above where known information about possible credit problems of borrowers causes management to have serious doubts as to the ability of such borrowers to comply with the loan repayment terms.

            7.      Summary of Loan Loss Experience.

      An analysis of the Company's loss experience is furnished in the following table for the years ended December 31, 1999 and 1998, as well as a breakdown of the allowance for possible loan losses (in thousands):

                                                    Year Ended December 31
                                                     1999            1998

Balance at beginning of period                       1,824          $1,566
Charge-offs                                           (851)           (572)
Recoveries                                              48             110
Provision charged to Operations                        995             720
                                                     -----           -----
Balance at end of period                             2,016          $1,824
                                                     =====           =====
Ratio of allowance for loan losses to total
  loans outstanding during the period                   2.00%        2.02%
                                                        =====        =====
Net charge-offs to average loans                         .82%         .53%
                                                         ====         ====

      As of December 31, 1999, the allowance for possible losses was allocated as follows:

                                                               Percent of Loan
                                                                   in Each
Loans                                           Amount        Category to Total
-----
Commercial, financial and agricultural        $1,522,000            72.5%
Real estate-Construction                          28,000             1.0%
Real estate-Mortgage                             268,000            18.8%
Installment and other loans
  to individuals                                 175,000             8.7%
Unallocated                                       22,645             N/A
                                               ---------           ------
    Total                                     $2,015,645           100.0%
                                              ==========           ======

            8.      Loan Loss Reserve.

      In considering the adequacy of the Company's allowance for possible loan losses, management has focused on the fact that as of December 31, 1999, 72.5% of outstanding loans were in the category of commercial, financial and agricultural, loans. Management generally regards these loans as riskier than other categories of loans in the Company's loan portfolio. However, 93.0% of the outstanding loans in this category at December 31, 1999, were made on a secured basis, such collateral consisting primarily of improved farmland real estate and equipment. Management believes that the secured condition of the preponderant portion of its commercial, financial and agricultural loan portfolio greatly reduces any risk of loss inherently present in these loans.

      The Company's consumer loan portfolio is also secured. At December 31, 1999, the majority of the Company's consumer loans were secured by collateral primarily consisting of automobiles, boats and second mortgages on real estate. Management believes that these loans involve less risk than other categories of loans.

      Real estate mortgage loans constitute 17.8% of outstanding loans. Management considers these loans to have minimal risk due to the fact that these loans represent conventional residential real estate mortgages where the amount of the original loan does not exceed 80% of the appraised value of the collateral.

      The allowance for loan losses reflects an amount which, in management's judgment, is adequate to provide for potential loan losses. Management's determination of the proper level of the allowance for loan losses is based on the ongoing analysis of the credit quality and loss potential of the portfolio, actual loan loss experience relative to the size and characteristics of the portfolio, changes in composition and risk characteristics of the portfolio and anticipated impacts of national and regional economic policies and conditions. Senior management and the Board of Directors of each of the Banks review the adequacy of the allowance for loan losses on a monthly basis.

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

            9.      Investments.

      As of December 31, 1999, the securities portfolio comprised approximately 7.6% of the Company's assets, while loans comprised approximately 77.1% of the Company's assets. The Banks invest primarily in obligations of the United States or obligations guaranteed as to principal and interest by the United States, other taxable securities and in certain obligations of states and municipalities. In addition, CNB and Cumberland enter into Federal Funds transactions with its principal correspondent banks, and acts as a net seller of such funds. The sale of Federal Funds amounts to a short-term loan from CNB or Cumberland to another bank.

      The following table presents, for the years ended December 31, 1999 and 1998, the approximate market value of the Company's investments, classified by category and by whether they are considered available-for-sale or held-to-maturity (in thousands):

Investment Category
-------------------
                                                       December 31,
Available-for-Sale:                                1999            1998
-------------------                                ----            ----
Obligations of U.S. Treasury
  and other U.S. Agencies                       6,750,460       $5,526,732
State, Municipal and County
  Securities                                    2,359,154        2,136,025
FRB and FHLB Stock                                598,490          373,600
                                                ---------        ---------
    Total                                      $9,708,104       $8,036,357

Held-to-Maturity:
-----------------
      As of December 31, 1999 and 1998, there were no securities categorized as held-to-maturity.

      The following table indicates, for the year ended December
31, 1999, the amount of investments, appropriately classified, due in (i) one year or less, (ii) one to five years, (iii) five to ten years, and (iv) over ten years.

Investment Category
-------------------
                                                                 Average
Available-for-Sale:                               Amount      Weighted Yield
-------------------                               ------      --------------
Obligations of U.S. Agencies
  0 to 1 year                                        -  -
  Over 1 through 5 years                        5,805,305          5.92%
  Over 5 through 10 years                         945,155          6.14%
State, Municipal and County Securities
  0 to 1 year                                     275,196          7.20%
  Over 1 through 5 years                          571,916          6.76%
  Over 5 through 10 years                         992,896          6.13%
  Over 10 years                                   591,146          6.47%
Other Securities
  No maturity                                     598,490          6.26%
                                                ---------          -----
Total                                          $9,708,104          6.14%
                                               ==========          =====
Held-to-Maturity:
-----------------
      As of December 31, 1999, there were no securities categorized as held-to-maturity.

            10.      Return on Equity and Assets.

      Returns on average consolidated assets and average consolidated equity for the year ended December 31, 1999 and 1998 are as follows:

                                     1999       1998
                                     ----       ----
Return on average assets             0.86%      1.13%
Return on average equity             8.28%     11.32%
Equity to assets ratio              10.40%      8.96%
Dividend payout ratio               14.4%       8.73%


            11.      Asset/Liability Management.

      The Banks seek to manage assets and liabilities to provide a satisfactory, consistent level of profitability within the framework of established cash, loan investment, borrowing and capital policies. Certain of their officers are responsible for monitoring policies and procedures that are designed to ensure acceptable composition of the asset/liability mix, stability and leverage of all sources of funds while adhering to prudent banking practices. Management seeks to stimulate asset growth primarily through growth of core deposits of all categories made by individuals, partnerships and corporations. The respective managements of the Banks invest the largest portion of their assets in commercial, consumer and real estate loans.

      The management of each of the Banks monitors its asset/liability mix on a daily basis. The Board of Directors of each of the Banks receives a monthly report reflecting interest-sensitive assets and interest-sensitive liabilities. The objective of this policy is to control interest-sensitive assets and liabilities so as to minimize the impact of substantial movements in interest rates on their respective earnings.

            12.      Employees.

      As of March 24, 2000, the Banks employed 53 full-time and 3 part-time employees. The Company had no full-time equivalent employees. Management of each of the Banks believes that its employee relations are good. There are no collective bargaining agreements covering any of the Banks' employees.

            13.      Supervision and Regulation.

      The Company and the Banks operate in a highly regulated environment, and their business activities are governed by statute, regulation and administrative policies. The business activities of the Company and the Banks are closely supervised by a number of state and federal regulatory agencies, including the Fed, the OCC, the Georgia Department and the Federal Deposit Insurance Corporation ("FDIC").

      The Company is regulated by the Fed under the Federal Bank Holding Company Act of 1956, as amended, among other acts, by the Financial Services Modernization Act of 1999 ("Bank Holding Company Act"), which requires every bank holding company to obtain the prior approval of the Fed before acquiring more than 5% of the voting shares of any bank or all or substantially all of the assets of a bank, and before merging or consolidating with another bank holding company. The Fed (pursuant to regulation and published statements) has maintained that a bank holding company must serve as a source of financial strength to its subsidiary banks. In adhering to the Fed policy, the Company may be required to provide financial support to a subsidiary bank at a time when, absent such Fed policy, the Company may not deem it advisable to provide such assistance. A bank holding company is generally prohibited from acquiring control of any company which is not a bank and from engaging in any business other than the business of banking or managing and controlling banks.

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

      While the Riegle-Neal Act precludes a state from entirely insulating its banks from acquisition by an out-of-state holding company, a state may still provide that a bank may not be acquired by an out-of-state company unless the bank has been in existence for a specified number of years, not to exceed five years. Additionally, the Fed is directed not to approve an application for the acquisition of a bank across state lines if
(i) the applicant bank holding company, including all affiliated insured depository institutions, controls, or after the acquisition would control, more than 10% of the total amount of deposits of all insured depository institutions in the United States (the "ten percent concentration limit") or (ii) the acquisition would result in the holding company controlling 30% or more of the total deposits of insured depository institutions in any state in which the holding company controlled a bank or branch immediately prior to the acquisition (the "thirty percent concentration limit"). States may waive the thirty percent concentration limit, or may make same more or less restrictive, so long as they do not discriminate against out-of-state bank holding companies.

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

      In response to the Riegle-Neal Act, Georgia adopted the Georgia Interstate Banking Act, effective July 1, 1995. The Georgia Interstate Banking Act provides that (i) interstate acquisitions of institutions located in Georgia will be permitted in states which also allow national interstate acquisitions, and
(ii) interstate acquisitions of institutions located in Georgia will be permitted by institutions located in states which allot national interstate acquisitions.

      Additionally, in February 1996, Georgia adopted the "Georgia Interstate Branching Act," which permits Georgia-based banks and bank holding companies owning or acquiring banks outside of Georgia and all non-Georgia banks and bank holding companies owning or acquiring banks in Georgia the right to merge any lawfully-acquired bank into an interstate branch network. The Georgia Interstate Branching Act also allows banks to establish de novo branches on a limited basis beginning July 1, 1996. Beginning July 1, 1998, the number of de novo branches that may be established is no longer limited, as described below.

      The Company is also regulated by the Georgia Department under the Georgia Bank Holding Company Act, which requires every Georgia bank holding company to obtain the prior approval of the Georgia Department before acquiring more than 5% of the voting shares of any bank or all or substantially all of the assets of a bank or before merging or consolidating with any other bank holding company. Effective July 1, 1999, a Georgia bank holding company owning a bank that does a lawful business in Georgia is allowed to acquire control of a bank through formation of a de novo bank in Georgia, provided that it obtains required departmental approval and any required federal approval. Under this legislation, a bank holding company may merge or consolidate a de novo bank that it had established, notwithstanding that it is less than five years old, into another bank owned by that holding company. However, no out-of-state bank holding company may enter Georgia to do banking business through the formation of a de novo bank.

      The Company is also subject to the reporting and other requirements of the Securities Exchange Act of 1934, which include the filing of annual, quarterly and other reports with the Securities and Exchange Commission, as well as the proxy rules under such Act.

      As national banks, the Banks are subject to the supervision of the OCC and, to a limited extent, the FDIC and the Fed. With respect to expansion, national banks situated in the State of Georgia are now allowed, with required regulatory approval, to establish de novo branches in an unlimited number of counties within the State of Georgia if they are subsidiary bank(s) of bank holding companies then engaged in banking business in the State of Georgia. As national banks, each of the Banks is subject to the Georgia banking and usury laws restricting the amount of interest which it may charge in making loans or other extensions of credit.

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

      The Company and the Banks are required to comply with capital adequacy standards established by the Fed in the case of the Company, and the OCC, in the case of the Banks. The Fed has promulgated two basic measures of capital adequacy for bank holding companies: a risk-based measure and a leverage measure. All applicable capital standards must be satisfied for a bank holding company to be considered in compliance.

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

      The minimum guideline for the ratio (the "Total Risk-Based Capital Ratio") of total capital ("Total Capital") to risk-weighted assets (including certain off-balance-sheet items, such as standby letters of credit) is 8%. At least half of Total Capital must be comprised of common stock, minority interests in the equity accounts of consolidated subsidiaries, non-cumulative perpetual preferred stock, and a limited amount of cumulative perpetual preferred stock, less goodwill and certain other intangible assets ("Tier 1 Capital"). The remainder may consist of subordinated debt, other preferred stock, and a limited amount of loan loss reserves ("Tier 2 Capital"). At December 31, 1999, the Company's consolidated Total Risk-Based Ratio and its Tier 1 Risk-Based Capital Ratio (i.e., the ratio of Tier 1 Capital to risk-weighted assets) were 14.7% and 13.4% respectively.

      In addition, the Fed has established minimum leverage ratio guidelines for bank holding companies. These guidelines provide for a minimum ratio (the "Leverage Ratio") of Tier 1 Capital to average assets, less goodwill and certain other intangible assets, of 3% for bank holding companies that meet certain specified criteria, including those having the highest regulatory rating. All other bank holding companies generally are required to maintain a Leverage Ratio of at least 3%, plus an additional cushion of 100 to 200 basis points. The Company's Leverage Ratio at December 31, 1999 was 10.5%. The guidelines also provide that bank holding companies experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels without significant reliance on intangible assets. Furthermore, the Federal Reserve has indicated that it will consider a "tangible Tier 1 Capital Leverage Ratio" (deducting all intangibles) and other indicia of capital strength in evaluating proposals for expansion or new activities.

      Each of the Banks was in compliance with applicable minimum capital requirements as of December 31, 1999. The Company has not been advised by any federal regulator of any specific minimum capital ratio requirement applicable to it or the Banks.

      Failure to meet capital guidelines could subject the Banks to a variety of enforcement remedies, including issuance of a capital directive, the termination of deposit insurance by the FDIC, a prohibition on the taking of brokered deposits and certain other restrictions on its business. As described below, substantial additional restrictions can be imposed upon FDIC-insured depository institutions that fail to meet applicable capital requirements.

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

      As national banks, the Banks are subject to examination and review by the OCC. This examination is typically completed on-site at least annually and is subject to off-site review as well. The Banks submit to the OCC quarterly reports of condition, as well as such additional reports as may be required by the national banking laws.

      As a bank holding company, the Company is required to file with the Fed and the Georgia Department an annual report of its operations at the end of each fiscal year and such additional information as the Fed may require pursuant to the Act. The Fed may also make examinations of the Company and each of its subsidiaries.

      On November 12, 1999, President Clinton signed into law the Gramm-Leach-Bliley Act of 1999, known as the Financial Services Modernization Act of 1999, which repeals many of the Glass-Steagall Act's restrictions on the activities of banks and bank holding companies. The new law establishes two new structures -- "financial holding companies" and "financial subsidiaries"-- that enable qualifying bank holding companies and banks to provide a wide variety of financial services that formerly could be performed only by insurance companies and securities firms. The new law also permits bank affiliations with insurance and securities firms.

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

            14.      Monetary Policies.

      The results of operations of the Banks are affected by credit policies of monetary authorities, particularly the Fed. The instruments of monetary policy employed by the Fed include open market operations in U.S. Government securities, changes in the discount rate on member bank borrowings, changes in reserve requirements against member bank deposits and limitations on interest rates which member banks may pay on time and savings deposits. In view of the changing conditions in the national economy and the money markets, as well as the effect of action by monetary and fiscal authorities, including the Fed, no prediction can be made as to possible future changes in interest rates, deposit levels, loan demand or the business and earnings of the Banks.

Item 2.      Description of Property.

      CNB owns its main banking facility located in an approximately 9,500 square foot building at 561 East Washington Avenue, Ashburn, Georgia 31714. The Hudson Avenue side of the property contains a house that has been remodeled and is used for various activities, including banking and civic functions. CNB invested approximately $1,141,396 in the construction of the building, landscaping and the purchase of security devices, the main vault, furniture and fixtures. CNB leases, at the rent of $2,083 per month, 540 square feet at the Wal-Mart store in Cordele, Crisp County, where it operates its branch. The lease expires on September 19, 2002. For the purposes of opening its second branch in Turner County, CNB purchased, in July 1998, for $100,000, the real estate located at 131 Industrial Drive, Ashburn. CNB subsequently subdivided the parcel and disposed of a portion thereof, including a single family residence, for which CNB had no use. On the remaining land, CNB constructed a 1,500 square foot branch building with three drive-through windows and an automatic teller. The building opened on September 21, 1998.

      On March 26, 1998, CNB purchased two parcels of land in St.
Marys, Camden County, Georgia, for $241,074 for construction of its Camden County branch. The building was completed in September 1999, and is now owned by Cumberland.

      On July 2, 1998, CNB purchased a .5 acre parcel of land in Cordele, Crisp County, Georgia, for $288,000. After receiving approval for the opening of the second Crisp County branch, CNB constructed a 5,600 square foot, two story, branch building, which opened in February 2000.

Item 3.      Legal Proceedings.

      Neither the Company nor any of the Banks is a party to, nor is any of their property the subject of, any material pending legal proceeding which is not routine litigation that is incidental to the business or any other material legal proceeding.

Item 4.      Submission of Matters to a Vote of Security Holders.

      No matter was submitted to a vote of security-holders during the fourth quarter of the fiscal year covered by this report.

                                       PART II


Item 5.      Market for Common Equity and Related Stockholder Matters.

      The Registrant's Articles of Incorporation authorize it to issue up to 10,000,000 shares of Common Stock. As of March 24, 2000, 1,701,782 shares of Common Stock were issued and outstanding to 1,302 holders of record.

      The Common Stock is traded on the OTC Bulletin Board.  On
March 24, 2000, the average bid and ask price for the Common
Stock was $15.50 per share.

      During the first quarter of 1999 the Company declared and paid a dividend of $151,857.10, i.e., $0.10 per share. During the first quarter of 1998, the Company declared and paid a dividend of $105,426, i.e., $0.10 per share. The declaration of future dividends is within the discretion of the Board of Directors and will depend, among other things, upon business conditions, earnings, the financial condition of the Banks and the Company, and regulatory requirements.

      The Banks are restricted in their ability to pay dividends under the national banking laws and by regulations of the OCC. Pursuant to 12 U.S.C. Section 56, a national bank may not pay dividends from its capital. All dividends must be paid out of net profits then on hand, after deducting losses and bad debts. Payments of dividends out of net profits is further limited by 12 U.S.C. Section 60(a), which prohibits a bank from declaring a dividend on its shares of common stock until its surplus equals its stated capital, unless there has been transferred to surplus not less than 1/10 of the Banks' net profits of the preceding two consecutive half-year periods (in the case of an annual dividend). Pursuant to 12 U.S.C. Section 60(b), the approval of the OCC is required if the total of all dividends declared by the Company in any calendar year exceeds the total of its net profits for that year combined with its retained net profits for the preceding two years, less any required transfers to surplus.

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

            A.      Results of Operations.

Year Ended December 31, 1999 - Compared to Year Ended December 31, 1998

      For the years ended December 31, 1999 and 1998, net income amounted to $1,053,991 and $1,207,482 respectively. For 1999, basic and diluted income per share of Common Stock was $.69 and $.59, respectively; for 1998, basic and diluted income per share of Common Stock amounted to $1.00 and $.85, respectively. Note that during 1999 and 1998, the outstanding warrants and stock options were dilutive (i.e., upon exercise, they diluted earnings per share by more than 3.0%), thus necessitating the disclosure of basic and diluted income per share. Net income in 1999 decreased by $153,491 due to significant increases in non-interest expense. Non-interest expense increased in 1999 due to expenses incurred in conjunction with the opening of a second bank, Cumberland Bank. Below is a brief explanation concerning revenue and expense items for the years ended December 31, 1999 and 1998:

a. Average earning assets for the year ended December 31, 1999 increased from $99.7 million to $112.1 million, representing an increase of $12.4 million, or 12.4%. Below are various components of average earning assets for the periods indicated:

                                              December 31,
                                           1999          1998
                                               (in 000's)

Federal funds sold                        $5,455       $ 5,446
Securities                                 8,705         7,860
Net loans                                 97,983        86,359
                                         -------        ------
  Total average earning assets          $112,143       $99,665
                                        ========       =======

b. As a consequence of the increase in average earning assets, the net interest income also increased from $5,180,753 for the year ended December 31, 1998 to $5,706,762 for the year ended December 31, 1999. Below are various components of interest income and expense, as well as their yield/costs for the periods indicated:

Years Ended:                December 31, 1999            December 31, 1998
                                  Interest                     Interest
                            Income       Yield           Income       Yield
                           /Expense      /Cost          /Expense      /Cost
Interest income:
----------------
Federal funds sold          267,535       4.90%        $  295,645     5.43%
Securities                  496,901       6.14%           459,908     6.18%
Loans                    10,286,099      10.50%         9,435,725    10.93%
                         ----------      -----         ----------    ------
  Total                 $11,050,535       9.85%       $10,191,278    10.23%
                        ===========      =====        ===========    ======


Years Ended:                December 31, 1999            December 31, 1998
                                  Interest                     Interest
                            Income       Yield           Income       Yield
                           /Expense      /Cost          /Expense      /Cost
Interest expense:
----------------
NOW and money
 market deposit             394,816      2.34%        $  384,874      3.06%
Savings Deposits             50,881      3.24%            41,748      3.22%
Time Deposits             4,893,990      5.77%         4,571,924      6.00%
Borrowings                    4,086      7.02%            11,979      5.67%
                          ---------      -----         ---------      -----
  Total                   5,343,773      5.17%        $5,010,525      5.55%
                          =========      =====        ==========      =====
Net interest income       5,706,762                   $5,180,753
                          =========                   ==========
Net yield on
 earning assets                          5.09%                        5.20%
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

      The Company's net interest income for 1999 was $5,706,762 as compared to $5,180,753 for 1998. Average yields on earning assets were 9.85% and 10.23% for the years ended December 31, 1999 and 1998, respectively. The average costs of funds for 1999 decreased to 5.17% from the 1998 cost of 5.55%. The net interest yield is computed by subtracting interest expense from interest income and dividing the resulting figure by average interest-earning assets. Net interest yields for the years ended December 31, 1999 and 1998 amounted to 5.09% and 5.20%, respectively. The decrease in net interest yield is due to the fact that the decline in the yield on earning assets was of a higher magnitude than the decline in the cost of funds. Net interest income for 1999 as compared to 1998, increased by $526,009. The increase is due primarily to the growth in average earning assets from $99.7 million in 1998 to $112.1 million in 1999.

Non-Interest Income
-------------------
      Non-interest income for the years ended December 31, 1999 and 1998, amounted to $786,309 and $554,788, respectively. As a percentage of average assets, non-interest income increased from
 .52% in 1998 to .64% in 1999. The primary reason for the above increase was due to higher revenues from deposit accounts

      The following table summarizes the major components of non-interest income for the periods therein indicated:

                                 Non-Interest Income

                                                   Year Ended December 31,
                                                  1999                 1998
Service fees on deposit accounts                 $612,938            $488,692
Gain on sale of securities                          9,375               4,350
Miscellaneous, other                              163,996              61,746
                                                  -------             -------
  Total non-interest income                      $786,309            $554,788
                                                 ========            ========

Non-Interest Expense
--------------------
      Non-interest expense increased from $3,035,465 during 1998 to $3,884,803 in 1999. As a percentage of total average assets, non-interest expense has increased from 2.84% in 1998 to 3.17% in 1999. The main reason for the above increase is associated with the Company's efforts in opening its second bank, Cumberland National Bank. Below are the components of non-interest expense for the years 1998 and 1999:

                                  Non-Interest Expense

                                               Year Ended December 31,
                                               1999               1998
Salaries and other personnel benefits        $1,966,288        $1,438,874
Data processing charges                         186,827           143,827
Depreciation                                    232,144           181,650
Professional Fees                               312,129           173,319
Other expenses                                1,187,415         1,097,795
                                              ---------         ---------
   Total non-interest expense                $3,884,803        $3,035,465
                                             ==========        ==========

      For the year ended December 31, 1999, the allowance for loan losses increased from $1,824,179 to $2,015,645. As of December 31, 1999, management considers the allowance for loan losses to be adequate to absorb possible future losses. However, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses or that additional provisions to the allowance will not be required.

Liquidity and Interest Rate Sensitivity
---------------------------------------
      Net interest income, the Company's primary source of earnings, fluctuates with significant interest rate movements. To lessen the impact of these margin swings, the balance sheet should be structured so that re-pricing opportunities exist for both assets and liabilities in roughly equivalent amounts at approximately the same time intervals. Imbalances in these re-pricing opportunities at any point in time constitute interest rate sensitivity.

      Interest rate sensitivity refers to the responsiveness of interest-bearing assets and liabilities to changes in market interest rates. The rate sensitive position, or gap, is the difference in the volume of rate sensitive assets and liabilities, at a given time interval. The general objective of gap management is to manage actively rate sensitive assets and liabilities so as to reduce the impact of interest rate fluctuations on the net interest margin. Management generally attempts to maintain a balance between rate sensitive assets and liabilities as the exposure period is lengthened to minimize the Company's overall interest rate risks. The asset mix of the balance sheet is continually evaluated in terms of several variables: yield, credit quality, appropriate funding sources and liquidity. To effectively manage the liability mix of the balance sheet focuses on expanding the various funding sources. The interest rate sensitivity position at year-end 1999 is presented below. Since all interest rates and yield do not adjust at the same velocity, the gap is only a general indicator of rate sensitivity.

                       After
                       three                    After
                       months        After    one year
                        but          six         but
          Within      within         but        within     After
          three         six        within        five      five
          months      months      one year      years      years     Total
          ------      ------      --------     -------    -------   -------
                                 EARNING ASSETS

Loans    $43,355     $10,054      $14,015      $30,753    $2,734   $100,911
Securities   204        -  -           71        6,569     2,844      9,708
Federal
  funds
  sold     8,540        -  -         -  -         -  -      -  -      8,540
          -----       ------       ------       ------     -----    -------
Total
  earning
  assets $52,099     $10,054      $14,086      $37,322    $5,598   $119,159
         =======     =======      =======      =======    ======   ========

                                     SUPPORTING
                                  SOURCES OF FUNDS

Interest-bearing
  demand deposits
  and savings
         $14,875    $   -  -      $  -  -      $ -  -      $ -  -   $14,875

Certificates,
  Less than $100M
          13,032      14,150       22,698       13,015       -  -    62,895
Certificates,
  $100M and over
           6,422       5,061       13,577        5,089       -  -    30,149
           -----      ------       ------       ------      -----    ------
  Total interest-bearing
    Liabilities
         $34,329     $19,211      $36,275      $18,104    $  -  -  $107,919
         =======     =======      =======      =======    =======  ========
Interest rate
  Sensitivity gap
         $17,700      (9,157)     (22,189)      19,218      5,598    11,240

Cumulative gap
          17,770       8,613      (13,576)       5,642     11,240    11,240

Interest rate sensitivity gap ratio
           1.52         .52          .39          2.06      N/A       1.10

Cumulative interest rate
  sensitivity gap ratio
           1.52        1.16          .85          1.05      1.10      1.10

      As evidenced by the table above, the Company is asset sensitive from zero to six months, liability sensitive from six to twelve months, and asset sensitive thereafter. In a declining interest rate environment, a liability sensitive position (a gap ratio of less than 1.0) is generally more advantageous since liabilities are re-priced sooner than assets. Conversely, in a rising interest rate environment, an asset sensitive position (a gap ratio over 1.0) is generally more advantageous, as earning assets are re-priced sooner than liabilities. With respect to the Company, an increase in interest rates would increase income from zero through six months and from one year on; it would reduce income from six months through one year. Conversely, a decline in interest rates would reduce income from zero through six months, and from one year on; it would increase income from six months through one year. This, however, assumes that all other factors affecting income remain constant.

      As the Company continues to grow, management will continuously structure its rate sensitivity position to best hedge against rapidly rising or falling interest rates. The Banks' Asset/Liability Committees meet on a quarterly basis and develop management's strategy for the upcoming period. Such strategy includes anticipations of future interest rate movements. Interest rate risk will, nonetheless, fall within previously adopted policy parameters to contain any risk.

      Liquidity represents the ability to provide steady sources of funds for loan commitments and investment activities and to maintain sufficient funds to cover deposit withdrawals and payment of debt and operating obligations. These funds can be obtained by converting assets to cash or by attracting new deposits. The Company's primary source of liquidity comes from its ability to maintain and increase deposits through the Banks. Deposits grew by $5.9 million in 1999. Below are pertinent liquidity balances and ratios for the years ended December 31, 1999 and 1998.

                                                       December, 31
                                                   1999            1998
                                                   ----            ----
Cash and cash equivalents                       11,108,037      $19,247,203
CDs, over $100,000 to total deposits ratio          26.4%           22.8%
Loan to deposit ratio                               86.5%           81.5%
Securities to total assets ratio                     7.6%            6.6%
Brokered deposits                                   -  -             -  -


      As the above balances and ratios indicate, management believes that the Company's 1999 liquidity position is satisfactory. Management is unaware of any trends, demands, commitments, events or uncertainties that will result in or are reasonably likely to result in the Company's liquidity increasing or decreasing in any material way. The Company is not aware of any current recommendations by the regulatory authorities which, if implemented, would have a material effect on the Company's liquidity, capital resources or results of operations.

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

      The second measure of capital adequacy relates to the leverage ratio. The OCC has established a 3.0% minimum leverage ratio requirement. Note that the leverage ratio is computed by dividing Tier 1 capital into total assets. Banks that are not rated CAMEL 1 by their primary regulator should maintain a minimum leverage ratio of 3.0% plus an additional cushion of at least 1 to 2%, depending upon risk profiles and other factors.

      A new rule was recently adopted by the Fed, the OCC and the FDIC that adds a measure of interest rate risk to the determination of supervisory capital adequacy. In connection with this new rule, the agencies also proposed a measurement process to measure interest rate risk. Under this proposal, all items reported on the balance sheet, as well as off-balance sheet items, would be reported according to maturity, re-pricing dates and cash flow characteristics. A bank's reporting position would be multiplied by duration-based risk factors and weighted according to rate sensitivity. The net risk weighted position would be used in assessing capital adequacy. The objective of this complex proposal is to determine the sensitivity of a bank to various rising and declining interest rate scenarios. This proposal is under consideration by the Federal banking regulators.

      The table below illustrates the Banks' and Company's regulatory capital ratios at December 31, 1999.

                                                                 Minimum
                                          December 31,          Regulatory
Bank                                          1999              Requirement
----
Tier 1 Capital                                13.0%                4.0%
Tier 2 Capital                                 1.2%                N/A
                                              -----                ----
  Total risk-based capital ratio              14.2%                8.0%
                                              =====                ====
Leverage ratio                                10.3%                3.0%
                                              =====                ====


                                                                  Minimum
                                          December 31,           Regulatory
Company - Consolidated                       1999                Requirement
----------------------
Tier 1 Capital                               13.4%                   4.0%
Tier 2 Capital                                1.2%                   N/A
                                             -----                   ----
  Total risk-based capital ratio             13.6%                   8.0%
                                             =====                   ====
Leverage ratio                               10.5%                   3.0%
                                             =====                   ====

      The above ratios indicate that the capital positions of the Company and the Banks are sound and that the Company is well positioned for future growth.

Item 7.      Financial Statements and Supplementary Data.

The following financial statements are contained in this Item 7:

     Independent Auditors' Report

     Consolidated Balance Sheets-as of December 31, 1999 and 1998

     Consolidated Statements of Income-for the years ended December 31, 1999 and 1998

     Consolidated Statement of Changes in Stockholders' Equity- for the years ended December 31, 1999 and 1998

     Consolidated Statements of Cash Flows-for the years ended December 31, 1999 and 1998

     Notes to Consolidated Financial Statements


------------------------------------------------------------

                              COMMUNITY NATIONAL BANCORPORATION
                                       ASHBURN, GEORGIA

                              CONSOLIDATED FINANCIAL STATEMENTS
                                      FOR THE YEARS ENDED
                                   DECEMBER 31, 1999 AND 1998
-------------------------------------------------------------

                                       TABLE OF CONTENTS
                                       -----------------


REPORT OF INDEPENDENT
ACCOUNTANTS........................................................38

CONSOLIDATED FINANCIAL STATEMENTS

     Consolidated Balance Sheets....................................39

     Consolidated Statements of Income..............................40

     Consolidated Statements of Changes in Shareholders' Equity.....41

     Consolidated Statements of Cash Flows..........................42

     Notes to Consolidated Financial Statements.....................43







                            Report of Independent Accountants



Board of Directors
Community National Bancorporation
Ashburn, Georgia

     We have audited the accompanying consolidated balance sheets of Community National Bancorporation and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of income, changes in shareholders' equity and cash flows for the two years in the period ended December 31, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Community National Bancorporation and subsidiaries at December 31, 1999 and 1998, and the consolidated results of their operations and their cash flows for each of the years in the two-year period ended December 31, 1999, in conformity with generally accepted accounting principles.


            /s/ Francis & Co., CPAs

Atlanta, Georgia
February 18, 2000

End page 1 of financials
------------------------
                             COMMUNITY NATIONAL BANCORPORATION
                                     ASHBURN, GEORGIA
                               Consolidated Balance Sheets


                                        ASSETS
                                        ------
                                                    As of December 31,
                                                   1999            1998
                                                   ----            ----
Cash and due from banks                       $  2,568,037     $ 3,397,203
Federal funds sold, net  (Note 3)                8,540,000      15,850,000
                                                 ---------      ----------
  Total cash and cash equivalents             $ 11,108,037     $19,247,203
Securities:  (Notes 2 & 4)
 Available-for-sale at fair value                9,708,104       8,036,357
Loans, net  (includes loans of  $4,120,083
 (1999) and $3,413,215 (1998) to insiders)
 (Notes 2, 5, 6, & 14)                          98,895,489      88,295,060
Property and equipment, net  (Notes 2 & 7)       4,705,403       2,406,538
Other real estate owned  (Note 2)                  580,000         650,000
Other assets                                     3,340,482       2,956,774
                                                 ---------       ---------
  Total Assets                                $128,337,515    $121,591,932
                                              ============    ============

                         LIABILITIES AND SHAREHOLDERS' EQUITY
                         ------------------------------------

Liabilities:
------------
 Deposits
  Non-interest bearing deposits               $  6,411,554     $10,478,489
  Interest bearing deposits                    107,918,532      97,903,091
                                               -----------      ----------
       Total deposits  (Note 9)               $114,330,086    $108,381,580
Other liabilities                                  803,448         688,858
                                               -----------     -----------
  Total Liabilities                           $115,133,534    $109,070,438
                                              ------------    ------------

Commitments and Contingencies  (Note 8)
-----------------------------

Shareholders' Equity:  (Notes 1 & 10)
---------------------
 Common stock, no par value, 50,000,000 shares
  authorized, 1,534,711 (1999) and  1,518,871
 (1998) shares issued and outstanding         $  7,702,091     $7,649,291
Retained earnings                                5,731,110      4,829,006
 Unrealized gain (loss) on securities, net        (229,220)        43,197
                                            --------------      ---------
   Total Shareholders' Equity                 $ 13,203,981   $ 12,521,494
                                              ------------    -----------
   Total Liabilities and Shareholders' Equity $128,337,515   $121,591,932
                                              ============   ============

Refer to notes to the consolidated financial statements.

End page 2 of financials
------------------------

                               COMMUNITY NATIONAL BANCORPORATION
                                      ASHBURN, GEORGIA
                               Consolidated Statements of Income

                                                 Years Ended December 31,
                                                   1999          1998
Interest Income:                                   ----          ----
----------------
Interest and fees on loans (Note 2)         $ 10,286,099      $ 9,435,725
 Interest on investment securities               496,901          459,908
 Interest on federal funds sold                  267,535          295,645
                                             -----------       ----------
    Total interest income                   $ 11,050,535      $10,191,278

Interest Expense:
-----------------
Interest on deposits and borrowings (Note 11)$ 5,343,773      $ 5,010,525
                                              ----------      -----------
Net interest income                            5,706,762        5,180,753
Provision for possible loan losses  (Note 6)     995,000          720,000
                                               ---------      -----------
Net interest income after provision for
  possible loan losses                       $ 4,711,762      $ 4,460,753
                                              ----------       ----------

Other Income:
-------------
Gain on sale/settlement of securities (Note 4)$    9,375      $    4,350
  Service fees on deposit accounts               612,938         488,692
  Miscellaneous, other                           163,996          61,746
                                               ---------     -----------
      Total other income                      $  786,309      $  554,788
                                               ---------      ----------
Other Expenses:
---------------
  Salaries and benefits                       $1,966,288      $1,438,874
  Data processing expense                        186,827         143,827
  Professional fees                              312,129         173,319
  Depreciation                                   232,144         181,650
  Repairs and maintenance                        168,470         123,630
  Other operating expenses  (Note 12)          1,018,945         974,165
                                               ---------       ---------
     Total other expenses                     $3,884,803      $3,035,465
                                               ---------       ---------

Income before income tax                      $1,613,268      $1,980,076
Income tax  (Notes 2 & 13)                       559,277         772,594
                                               ---------     -----------

Net income                                    $1,053,991      $1,207,482
                                              ==========    ============

Basic earnings per share  (Note 2)            $      .69      $    1.00
                                              ==========    ============
Diluted earnings per share (Note 2)           $      .59      $     .85
                                              ==========    ============



              Refer to notes to the consolidated financial statements. End page 3 of financials
------------------------


                            COMMUNITY NATIONAL BANCORPORATION
                                      ASHBURN, GEORGIA
                 Consolidated Statements of Changes in Shareholders' Equity
                          for the years ended December 31, 1999 and 1998




                                      Common Stock            Treasury Stock
                                 Shares        Amount     Shares         Amount

Balance, December 31, 1997      1,060,251    $3,479,988    6,000      $(40,000)

Dividends paid ($.1 per  share)      -  -          -  -     -  -           -  -

Treasury stock sold                  -  -        20,000   (6,000)       40,000

Exercise of warrants/options       58,620       195,400     -  -           -  -

Sale of stock                     400,000     3,953,903     -  -           -  -

Comprehensive income:
   Net income                        -  -          -  -     -  -           -  -
   Unrealized gain, securities       -  -          -  -     -  -           -  -
                                   ------      --------    ------       ------

Balance, December 31, 1998      1,518,871    $7,649,29      -  -        $  -  -

Dividends paid ($.1 per  share)      -  -         -  -      -  -           -  -

Exercise of options                15,840       52,800      -  -           -  -

Comprehensive income:
   Net income                       -  -          -  -      -  -           -  -
   Unrealized (loss), securities    -  -          -  -      -  -           -  -
                                    ----          ----      ----           ----
Balance, December 31, 1999     1,534,711    $7,702,091      -  -        $  -  -
                               =========     =========      ====         ====

                                                 Accumulated
                                                    Other            Total
                                  Retained     Comprehensive      Shareholders'
                                  Earnings         Income            Equity
                                  --------     -------------      -------------
Balance, December 31, 1997       $3,726,950      $    10,734       $ 7,177,672
                                  ---------       ----------        ----------

Dividends paid ($.1 per  share)    (105,426)            -  -         (105,426)

Treasury stock sold                    -  -             -  -           60,000

Exercise of warrants/options           -  -             -  -          195,400

Sale of stock                          -  -             -  -        3,953,903

Comprehensive income:
   Net income                     1,207,482             -  -        1,207,482
   Unrealized gain, securities         -  -           32,463           32,463
                                  ---------           ------        ---------

Balance, December 31, 1998       $4,829,006      $    43,197      $12,521,494

Dividends paid ($.1 per  share)    (151,887)           -  -          (151,887)

Exercise of options                    -  -            -  -            52,800

Comprehensive income:
   Net income                     1,053,991            -  -         1,053,991
   Unrealized (loss), securities       -  -        (272,417)         (272,417)
                                  ---------        ---------       ----------

Balance, December 31, 1999       $5,731,110      $ (229,220)      $13,203,981
                                 ==========      ==========       ===========


Refer to notes to the consolidated financial statements.

End page 4 of financials
------------------------


                            COMMUNITY NATIONAL BANCORPORATION
                                     ASHBURN, GEORGIA
                          Consolidated Statements of Cash Flows

                                                   Years Ended December 31,
Cash flows from operating activities:             1999                  1998
-------------------------------------             ----                  ----
  Net income                                 $  1,053,991         $  1,207,482
  Adjustments to reconcile net income to
   net cash provided by operating activities:
      Depreciation                           $    232,144         $    181,650
      Net accretion of discount on securities       5,599               10,422
      (Gain) on sale or  settlements of securities (9,375)              (4,350)
      Provisions for loan losses                  995,000              720,000
 (Increase) in other assets                      (313,708)          (1,225,852)
 Increase in liabilities                          114,590              114,300
                                                ---------            ---------
Net cash provided by operating activities    $  2,078,241         $  1,003,652
                                             ------------         ------------

Cash flows from investing activities:
-------------------------------------
   Proceeds from maturities and paydowns
    of securities                            $  1,500,000        $  4,128,019
   Purchase of investment securities           (3,440,388)         (5,060,076)
   Net increase in loans                      (11,595,429)        (13,224,000)
   Purchase of property and equipment          (2,531,009)         (1,264,312)
                                             ------------        ------------
Net cash used in investing activities        $(16,066,826)       $(15,420,369)
                                             ------------        ------------

Cash flows from financing activities:
-------------------------------------
   Exercise of warrants, options             $     52,800        $    195,400
   Sale of stock                                     -  -           3,953,903
   Sale/(purchase) of treasury stock                 -  -              60,000
   Payment of dividends                          (151,887)           (105,425)
   Increase in customer deposits                5,948,506          24,539,421
                                                ---------          ----------
Net cash provided by financing activities    $  5,849,419        $ 28,643,299
                                             ------------         -----------

Net (decrease) in cash and cash equivalents  $ (8,139,166)       $ 14,226,582
Cash and cash equivalents, beginning of year   19,247,203           5,020,621
                                             ------------         -----------
Cash and cash equivalents, end of year       $ 11,108,037        $ 19,247,203
                                             ============        ============

Supplemental Information:

Income taxes paid                            $    647,300        $    879,000
                                             ============        ============
Interest paid                                $  5,247,094        $  3,845,696
                                             ============        ============

Refer to notes to the consolidated financial statements.

End of page 5 of financials
---------------------------

                            COMMUNITY NATIONAL BANCORPORATION
                                     ASHBURN, GEORGIA
                       Notes to Consolidated Financial Statements
                               December 31, 1999 and 1998

Note 1 - Organization of the Business

      Community National Bancorporation, Ashburn, Georgia (the "Company") was organized in August, 1989 to serve as a holding company for a proposed de novo bank, Community National Bank, Ashburn, Georgia (the "Community Bank"). During 1998, the Company issued and sold 400,000 shares of its common stock at $10.00 per share. The public offering yielded approximately $4 million, all of which was invested in 1999, in a de novo bank, Cumberland National Bank, St. Marys, Georgia (the "Cumberland Bank"). Community Bank and Cumberland Bank were both chartered by and are currently regulated by the Office of the Comptroller of the Currency ("OCC"). The subsidiary banks are primarily engaged in the business of obtaining deposits and providing commercial, consumer and real estate loans to the general public. Bank deposits are each insured up to $100,000 by the Federal Deposit Insurance Corporation (the "FDIC") subject to certain limitations imposed by the FDIC.

Note 2 - Summary of Significant Accounting Policies

     Basis of Presentation and Reclassification.
     -------------------------------------------
     The consolidated financial statements include the accounts of the Company and its subsidiary banks. All significant intercompany accounts and transactions have been eliminated in consolidation. Certain prior year amounts have been reclassified to conform to the current year presentation. Such reclassifications had no impact on net income or shareholders' equity.

     Basis of Accounting.
     --------------------
     The accounting and reporting policies of the Company conform to generally accepted accounting principles and to general practices in the banking industry. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the financial statements and income and expenses during the reporting period. Actual results could differ significantly from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses and the valuation of real estate acquired in connection with foreclosure proceedings.

     Investment Securities.
     ----------------------
     Investment securities that the Company has the positive intent and ability to hold to maturity are classified as held to maturity and are reported at amortized cost. Investment securities held for current resale are classified as trading securities and are reported at fair value, with unrealized gains and losses included in earnings. Investment securities not classified either as securities held to maturity or trading securities are classified as available for sale and reported at fair value; net unrealized gains or losses (net of related taxes) are excluded from earnings and reported as accumulated other comprehensive income/(loss) within shareholders' equity. The classification of investment securities as held to maturity, trading or available for sale is determined at the date of purchase.

     Realized gains and losses from sales of investment securities are determined based upon the specific identification method. Premiums and discounts are amortized as an adjustment to yield over the remaining lives of the securities using the level-yield method.

     Management periodically evaluates investment securities for other than temporary declines in value and records losses, if any, through an adjustment to earnings.

     Loans, Interest and Fee Income on Loans.
     ----------------------------------------
       Loans are stated at the principal balance outstanding. Unearned discount, unamortized loan fees and the allowance for possible loan losses are deducted from total loans in the statement of condition. Interest income is recognized over the term of the loan based on the principal amount outstanding. Points on real estate loans are taken into income to the extent they represent the direct cost of initiating a loan. The amount in excess of direct costs is deferred and amortized over the expected life of the loan.

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

     Impaired loans are (i) non-performing loans that have been placed on nonaccrual status and (ii) loans which are performing according to all contractual terms of the loan agreement, but may have substantive indication of potential credit weakness. Accounting standards require impaired loans to be measured based on (a) the present value of expected future cash flows discounted at the loan's original effective interest rate, or (b) the loan's observable market price, or (c) the fair value of the collateral if the loan is collateral dependent.

     Allowance for Loan Losses.
     --------------------------
     The allowance for loan losses (the "Allowance") is established through provisions charged to operations. Loans deemed to be uncollectible are charged against the Allowance, and subsequent recoveries, if any, are credited to the Allowance.
The adequacy of the Allowance is based on management's evaluation of the loan portfolio under current economic conditions, past loan loss experience, adequacy of underlying collateral, changes in the nature and volume of the loan portfolio, review of specific problem loans, and such other factors which, in management's judgment, deserve recognition in estimating loan losses. The evaluation for the adequacy of the Allowance is inherently subjective as it requires material estimates, including the amounts and timing of future cash flows expected to be received on impaired loans that may be susceptible to significant change. Various regulatory agencies, as an integral part of their examination process, periodically review the Company's Allowance. Such agencies may require the Company to recognize additions to the Allowance based on their judgments about information available to them at the time of their examination.

     Property and Equipment.
     -----------------------
     Building, furniture, equipment and leasehold improvements are stated at cost, net of accumulated depreciation.
Depreciation is computed using the straight line method over the estimated useful lives of the related assets. Maintenance and repairs are charged to operations, while major improvements are capitalized. Upon retirement, sale or other disposition of property and equipment, the cost and accumulated depreciation are eliminated from the accounts, and gain or loss is included in income from operations.

     Other Real Estate.
     ------------------
     Other real estate represents property acquired through foreclosure proceedings. Other real estate is carried at the lower of: (i) cost; or (ii) fair value less estimated selling costs. Fair value is determined on the basis of current appraisals, comparable sales and other estimates of value obtained principally from independent sources. Any excess of the loan balance at the time of foreclosure over the fair value of the real estate held as collateral is treated as a loan loss and charged against the allowance for loan losses. Gain or loss on the sale of the property and any subsequent adjustments to reflect changes in fair value of the property are reflected in the income statement. Recoverable costs relating to the development and improvement of the property are capitalized whereas routine holding costs are charged to expense.

     Income Taxes.
     -------------
     Income tax expense consists of current and deferred taxes. Current income tax provisions approximate taxes to be paid or refunded for the applicable year. Deferred tax assets and liabilities are recognized on the temporary differences between the bases of assets and liabilities as measured by tax laws and their bases as reported in the financial statements. Deferred tax expense or benefit is then recognized for the change in deferred tax assets or liabilities between periods.

    Recognition of deferred tax balance sheet amounts is based on management's belief that it is more likely than not that the tax benefit associated with certain temporary differences, tax operating loss carryforwards, and tax credits will be realized.
A valuation allowance is recorded for those deferred tax items for which it is more likely than not that realization will not occur.

     Profit Sharing.
     ---------------
     The Company has a noncontributory profit sharing plan that covers all eligible employees. The annual contribution to the plan is determined by the Board of Directors. Such contribution cannot exceed amounts allowable as a deduction for federal income tax purposes.

     Statement of Cash Flows.
     ------------------------
     For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks and federal funds sold. Generally, federal funds are purchased or sold for one day periods.

     Stock Options and Warrants.
     ---------------------------
     There are two major accounting standards that address the accounting for stock options/warrants. Entities are allowed to freely choose between the two distinct standards. The first standard, APB Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") measures stock options/warrants by the intrinsic value method. Under the above method, if the exercise price is the same or above the quoted market price at the date of grant, no compensation expense is recognized. The second standard, SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), may recognize a compensation expense even in cases where the exercise price is the same or above the quoted market price. SFAS 123 takes into account the time value of the options/warrants; that is, the value of being able to defer a decision on whether or not to exercise the option/warrants until the expiration date. The Company follows the accounting standards of APB 25. Had the Company followed the accounting standards of SFAS 123, net income for the years ended December 31, 1999 and 1998 would have been reduced by $30,825 and zero, respectively. On a per share basis, basic and diluted earnings per share would have been reduced by $.02 in 1999 and by zero in 1998.

     Earnings Per Share ("EPS").
     ----------------------------
     The Company adopted Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128"). SFAS 128 establishes standards for computing and presenting EPS. Because the Company has a complex capital structure, it is required to report: (i) basic EPS; and (ii) diluted EPS. Basic EPS is defined as the amount of earnings available to each share of common stock outstanding during the reporting period. Diluted EPS is defined as the amount of earnings available to each share of common stock outstanding during the reporting period and to each share that would have been outstanding assuming the issuance of common stock for all dilutive potential common stock outstanding during the reporting period.

     Basic EPS is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted EPS is computed assuming the conversion of all warrants and options.

     For the year ended December 31, 1999, basic EPS and diluted
EPS were computed as follows:
                                Basic EPS                  Diluted EPS
                        Numerator    Denominator    Numerator      Denominator
                        ----------   -----------    ----------     -----------
Net income              $1,053,991                  $1,053,991
Weighted average shares                1,534,711                    1,534,711
Options, warrants                                                     247,077
                         ---------     ---------     ---------      ---------
   Totals               $1,053,991     1,534,711    $1,053,991      1,781,788
                        ==========     =========    ==========      =========


EPS                                 $.69                       $.59
                                    ====                       ====

     For the year ended December 31, 1998, basic EPS and diluted
EPS were computed as follows:
                              Basic EPS                     Diluted EPS
                        Numerator    Denominator    Numerator       Denominator
                        ----------   -----------    ----------      -----------
Net income              $1,207,482                  $1,207,482
Weighted average shares                1,211,976                    1,211,976
Options, warrants                                                     202,868
                         ---------     ---------     ---------      ---------
   Totals               $1,207,482     1,211,976    $1,207,482      1,414,844
                        ==========     =========    ==========      =========


EPS                                $1.00                       $.85
                                   =====                       ====

     Recent Accounting Pronouncements.
     ---------------------------------
     In March 1998, the American Institute of Certified Public Accountants issued Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use". SOP 98-1 provides guidance for capitalizing and expensing the costs of computer software developed or obtained for internal use. SOP 98-1 is effective for financial statements for fiscal years beginning after December 15, 1998. The adoption of SOP 98-1 did not have a material impact on the accompanying consolidated financial statements.

     SFAS 133, "Accounting for Derivative Instruments and Hedging Activities" was issued in June, 1998 and is effective for all calendar-year entities beginning in January, 2000. This Statement applies to all entities and requires that all derivatives be recognized as assets or liabilities in the balance sheet, at fair values. Gains and losses of derivative instruments not designated as hedges will be recognized in the income statement. Since the Company does not invest in derivative instruments, SFAS 133 will not have a material impact on the Company's financial statements.

     SFAS 134, "Accounting for Mortgage-Backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise" amends prior accounting standards, primarily SFAS 65, with respect to the classification of retained interests, such as mortgage-backed securities, following a securitization of mortgage loans held for sale. This statement became effective for the first quarter of 1999. Since the Company does not securitize mortgage loans, no financial statement impact has resulted from adopting this statement.

Note 3 - Federal Funds Sold

     The subsidiary banks are required to maintain legal cash reserves computed by applying prescribed percentages to their various types of deposits. When the subsidiary banks' cash reserves are in excess of the required amount, the subsidiary banks may lend the excess to other banks on a daily basis. At December 31, 1999 and 1998, the subsidiary banks sold $8,540,000 and $15,850,000, respectively, to other banks through the federal funds market.

Note 4 - Securities Available-for-Sale

     The amortized costs and estimated market values of securities available-for-sale as of December 31, 1999 follow:

                                            Gross
                            Amortized     Unrealized           Estimated
Description                  Costs      Gains     Losses     Market Values
U.S. Agency securities    $ 6,993,944  $ -  -     $(243,484)  $6,750,460
FRB & FHLB stock              598,490    -  -          -  -      598,490
Municipal securities        2,462,973   5,285      (109,104)   2,359,154
                            ---------   -----      --------    ---------
    Total securities      $10,055,407  $5,285     $(352,588)  $9,708,104
                          ===========  ======     ==========  ==========

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

     The amortized costs and estimated market values of securities available-for-sale as of December 31, 1998 follow:

                                             Gross
                            Amortized     Unrealized          Estimated
Description                  Costs      Gains     Losses     Market Values
U.S. Agency securities      $5,487,337  $39,825   $ (430)     $5,526,732
FRB & FHLB stock               373,600     -  -     -  -         373,600
Municipal securities         2,109,971   26,058       (4)      2,136,025
                             ---------   ------     ----      ----------
    Total securities        $7,970,908  $65,883   $ (434)     $8,036,357

     The amortized costs and estimated market values of
securities available-for-sale at December 31, 1999,  by
contractual  maturity ,  are  shown  in   the  following   chart.
Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                         Amortized          Estimated
                                           Costs          Market Values
                                         ---------        -------------
   Due in one year or less               $   275,011      $  275,196
   Due after one through five years        6,569,335       6,377,221
   Due after five through ten years        2,042,427       1,938,051
   Due after ten years                       570,144         519,146
   FRB and FHLB stock (no maturity)          598,490         598,490
                                          ----------       ---------
       Total securities                  $10,055,407      $9,708,104
                                         ===========    ============

     For the years ended December 31, 1999 and 1998, no
securities were sold by the Company.   However, a gain of $9,375
and $4,350 was recorded for settlement of securities for the years ended December 31, 1999 and 1998, respectively.

     As of December 31, 1999, an aggregate amount of $4,350,000, consisting of total or portions of eighteen securities, were pledged as collateral for public funds deposits. As of December 31, 1998, an aggregate amount of $3,705,000, consisting of total or portions of twelve securities, were pledged as collateral for public funds deposits.

Note 5 - Loans

     The composition of net loans by major loan category, as of December 31, 1999 and 1998, follows:

                                                       December 31,
                                                   1999            1998
Commercial, financial, agricultural            $ 73,130,224    $ 67,929,551
Real estate - construction                        1,004,377         652,185
Real estate - mortgage                           17,977,574      14,190,655
Installment                                       8,798,959       7,346,848
                                                -----------     -----------
Loans, gross                                   $100,911,134    $ 90,119,239

Deduct:
  Allowance for loan losses                      (2,015,645)     (1,824,179)
                                               ------------    ------------
  Loans, net                                   $ 98,895,489    $ 88,295,060
                                               ============    ============

     The Company considers impaired loans to include all restructured loans, loans on which the accrual of interest had been discontinued and all other loans which are performing according to the loan agreement, but may have substantive indication of potential credit weakness. The Company's recorded investment in impaired loans amounted to $914,453 and $791,126 at December 31, 1999 and 1998, respectively. These loans had related allowances for loan losses of approximately $142,300 and $163,200, at December 31, 1999 and 1998, respectively. Non-accruing loans, a loan category which is part of impaired loans, amounted to $260,680 and $190,476 at December 31, 1999 and 1998,
respectively. Had interest been accrued on these loans at their originally contracted rates, interest income would have been increased by approximately $22,196 and $10,960 in the year ended December 31, 1999 and 1998, respectively.

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

     Activity within the Allowance account for the years ended
December 31, 1999 and 1998 follows:

                                               Years ended December 31,
                                               1999                1998
Balance, beginning of year                $ 1,824,179          $ 1,565,923
Add:  Provision for loan losses               995,000              720,000
Add:  Recoveries of previously charged
              off amounts                      48,486              110,033
                                            ---------            ---------
   Total                                    2,867,665            2,395,956
Deduct:   Amount charged-off                 (852,020)            (571,777)
Balance, end of year                      $ 2,015,645          $ 1,824,179
                                          ===========          ===========

Note 7 - Property and Equipment

     Building, furniture, equipment, land and land improvements are stated at cost less accumulated depreciation. Components of property and equipment included in the consolidated balance sheets at December 31, 1999 and 1998 follow:

                                                      December 31,
                                               1999               1998
Land                                      $    809,461      $   792,499
      Leasehold improvements                   166,500          166,500
      Building                               2,832,701        1,387,699
      Furniture and equipment                1,316,156          922,458
Construction in progress                       563,489          922,458
   Property and equipment, gross          $  5,688,307      $ 3,269,156
Deduct:
    Accumulated depreciation                  (982,904)        (862,618)
                                           -----------       -----------
    Property and equipment, net           $  4,705,403      $ 2,406,538
                                          ============      ============

     Depreciation expense for the years ended December 31, 1999 and 1998 amounted to $232,144 and $181,650, respectively. Depreciation is charged to operations over the estimated useful lives of the assets. The estimated useful lives and methods of depreciation for the principal items follow:

   Type of Asset               Life in Years           Depreciation Method
   Furniture and equipment        1 to 7                 Straight-line
   Buildings                      32, 39                 Straight-line
   Leasehold improvements           5                    Straight-line

Note 8 - Commitments and Contingencies

     Please refer to Note 14 concerning warrants and options earned by directors and executive officers.

     Please refer to Note 16 concerning financial instruments with off-balance sheet risk.

     The Bank entered into a five-year operating lease with respect to its branch located in Cordele, Georgia. Upon expiration, on September 19, 2002, the lease is renewable for two successive five-year periods. The approximate future minimum rental commitments for the above lease as of December 31, 1999 are show below:

                        Calendar Year             Amount
                           2000               $  25,000
                           2001                  25,000
                           2002                  18,500
                                               --------
                           Total              $  68,500
                                              =========

Note 9 - Deposits

     The following details deposit accounts at December 31, 1999 and 1998:

                                                  December 31,
                                          1999                  1998
 Non-interest bearing deposits      $      6,411,554      $  10,478,489
 Interest bearing deposits:
    NOW accounts                           7,676,882          7,721,624
          Money market accounts            5,529,286          4,974,496
    Savings                                1,668,379          1,089,769
          Time, less than $100,000        62,895,083         59,458,351
    Time, $100,000 and over               30,148,902         24,658,851
                                         -----------        -----------
       Total deposits               $    114,330,086      $ 108,381,580
                                    ================      =============

Note 10 - Shareholders' Equity

     The Company currently has 50.0 million shares authorized:
1,534,711 and 1,518,871 shares outstanding at December 31, 1999 and 1998, respectively. In addition, the Company is authorized to issue up to 10.0 million shares of no-par value preferred stock. As of December 31, 1999 and 1998, no shares of preferred stock were issued and outstanding.

     As of December 31, 1999, there were 351,502 warrants convertible into the Company's common stock on a one-to-one basis upon surrender of warrants together with a cash consideration.
Of the 351,502 warrants above, 251,502 are exercisable at $3.33 per warrant and the remaining 100,000 are exercisable at $10.00 per warrant. No warrants were exercised during 1999. During 1998, 37,500 warrants were converted into the Company's common stock upon their surrender together with $125,000. At December 31, 1999, there were 46,960 stock options convertible into the Company's common stock on a one-to-one basis upon surrender of stock options together with a cash consideration. Of the 46,960 stock options above, 36,960 are exercisable at $3.33 per stock option and the remaining 10,000 are exercisable at $12.00 per stock option. During 1999, 15,840 stock options were converted into the Company's common stock upon their surrender together with $52,800. During 1998, 21,120 stock options were converted into the Company's common stock upon their surrender together with $70,400.

      On May 21, 1999, the Company amended its Articles of
Incorporation (the "Articles") and Bylaws to allow, among other things, for the following:

     (i) Increase the number of authorized common stock from 10.0 million to 50.0 million.
     (ii) Establish a new class of stock, preferred stock, and authorize the issuance of up to 10.0 million shares of no-par value preferred stock.
     (iii) Establish three-classes of Board membership with each class serving staggered three-year terms and expiring on each succeeding year.
     (iv) Establish a minimum of two-thirds of the votes of the issued and outstanding shares of the Company in order to:
            (a)  Remove a member of the Company's Board of Directors,
            (b) Approve any merger or consolidation of the Company with or into another entity, and the sale or other disposition of all or substantially all of the Company's assets, and,
            (c) Alter, delete or rescind any provision of the Company's amended Articles.

Note 11 - Interest on Deposits and Borrowings

     A summary of interest expense for the years ended December
31, 1999 and 1998 follows:

                                                   December 31,
                                               1999              1998
Interest on NOW accounts                   $  204,537         $  218,084
Interest on money market accounts             190,279            166,790
      Interest on savings accounts             50,881             41,748
Interest on CDs under $100,000              3,319,667          3,440,968
Interest on CDs $100,000 and over           1,574,323          1,130,956
Interest on federal funds purchased             4,086             11,979
                                            ---------          ---------
Total interest on deposits and borrowings  $5,343,773         $5,010,525
                                           ==========         ==========

Note 12 - Other Operating Expenses

     A summary of other operating expenses for the years ended
December 31, 1999 and 1998 follows:
                                                     December 31,
                                                1999            1998
Stationary and supplies                    $   167,017      $      88,963
Regulatory fees                                 66,064             56,791
      Courier & postage                         75,145             58,341
      Advertising & business development       168,057            105,728
      Utilities and telephone                   81,183             69,787
      Directors' fees                           90,300             88,450
      Taxes and licenses                        61,970             64,103
      St. Marys expense                           -  -            178,950
      All other operating expenses             309,209            263,052
                                            ----------       ------------
            Total other operating expense  $ 1,018,945      $     974,165
                                           ===========      =============
Note 13 - Income Taxes

      As of December 31, 1999 and 1998, the Company's provision
for income taxes consisted of the following:
                                                     December 31,
                                                1999              1998
Current                                      $ 531,337      $ 684,787
Deferred                                        27,940         87,807
                                              --------       --------
Federal income tax expense                   $ 559,277      $ 772,594
                                             =========      =========

Deferred income taxes consist of the following:
                                               1999              1998
      Provision for loan losses              $  65,098       $ 87,807
      Valuation allowance                      (47,683)          -  -
      Depreciation                              10,525           -  -
                                             ---------        --------
         Total                               $  27,940       $ 87,807
                                             =========       ========

     The Company's provision for income taxes differs from the amounts computed by applying the federal income tax statutory rates to income before income taxes. A reconciliation of federal statutory income taxes to the Company's actual income tax provision follows:

                                            Years ended December 31,
                                              1999             1998
Income taxes at statutory rate            $  548,511        $ 673,226
State tax, net of Federal benefits            76,020           22,880
      Change in valuation allowance          (47,683)          87,807
      Tax-exempt income                      (28,096)          87,807
      Other                                   10,525          (11,319)
                                           ---------         ---------
   Total                                  $  559,277        $ 772,594
                                          ==========        ==========

     The tax effects of the temporary differences that comprise the net deferred tax assets at December 31, 1999 and 1998 are presented below:

                                                 1999             1998
Deferred tax assets:
        Allowance for loan losses             $640,048           $574,950
        Unrealized loss, securities            112,660            (22,253)
        Deferred asset, depreciation            11,638              1,113
        Valuation reserve                     (600,544)          (552,861)
                                              --------           --------
            Net deferred tax asset            $163,802          $    949
                                              ========           ========

     There was a net change in the valuation allowance during 1999 and 1998. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projection for future taxable income over the periods which the temporary differences resulting in the deferred tax assets are deductible, management believes it is more likely than not that the Company will realize the benefits of those deductible differences, net of the existing valuation allowance at December 31, 1999.

Note 14 - Related Party Transactions

     Stock Warrants and Options.
     ---------------------------
     All outstanding warrants were issues to directors of either the Company, Community Bank, or Cumberland Bank. During 1999, 100,000 sock warrants were granted to Organizers of Cumberland Bank. Each warrant is convertible into one Company common stock upon its surrender together with $10.00. The warrants vest annually over a three year period and expire within seven years. Please refer to Note 10 for additional information concerning stock warrants.

     All outstanding stock options were issued to executive officers of either the Company, Community Bank, or Cumberland Bank. During 1999, 10,000 stock options were granted to key employees of the Company. Each stock option is convertible into one Company common stock upon its surrender together with $12.00. The stock options vest annually over a three year period and expire within seven years after vesting. Please refer to Note 10 for additional information concerning stock options.

     Borrowings and Deposits by Directors and Executive Officers.
     ------------------------------------------------------------
     Certain directors, executive officers and companies with which they are affiliated, are customers of and have banking transactions with the subsidiary banks in the ordinary course of business. As of December 31, 1999 and 1998, loans outstanding to directors, their related interests and executive officers aggregated $4,120,083 and $3,413,215, respectively. These loans were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable arms-length transactions.

     A summary of loan transactions with directors, including their affiliates, and executive officers during 1999 and 1998 follows:

                                          1999               1998
Balance, beginning of year          $  3,413,215         $  3,191,232
   New loans                           3,211,002            1,914,320
         Less:   loan payments        (2,504,134)          (1,692,337)
                                    ------------         ------------
         Balance, end of year       $  4,120,083         $  3,413,215
                                    ============         ============

     Deposits by directors and their related interests, at December 31, 1999 and 1998, approximated $3,704,112 and
$3,123,604, respectively.

     Total directors' fees aggregated $90,300 in 1999 and $88,450 in 1998.

Note 15 - Employee Benefit Plan

     A profit sharing plan (the "Plan") was established by Community Bank to provide for participation in profits by employees or their beneficiaries. The Plan has a pre-determined formula for allocating contributions among participants and for distributing funds upon the occurrence of certain events. For the years ended December 31, 1999 and 1998, Community Bank contributed $126,000 and $119,350, respectively, to the Plan.

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

     Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any material condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require the payment of a fee. At December 31, 1999 and 1998, unfunded commitments to extend credit were $7,486,767 and $7,184,960, respectively. The Company evaluates each customer's credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management's credit evaluation of the borrower. Collateral varies, but may include accounts receivable, inventory, property, plant and equipment, farm products, livestock and income producing commercial properties.

     At December 31, 1999 and 1998, commitments under letters of credit aggregated approximately $280,905 and $639,000, respectively. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Collateral varies but may include accounts receivable, inventory, equipment, marketable securities and property. Since most of the letters of credit are expected to expire without being drawn upon, they do not necessarily represent future cash requirements.

     The Company makes commercial, agricultural, real estate and consumer loans to individuals and businesses located in and around Turner County, Crisp County, and Camden County, Georgia. The Company does not have a significant concentration of credit risk with any individual borrower. However, a substantial portion of the Company's loan portfolio is collateralized by real estate (mainly farmland) located in and around Turner County, Crisp County, and Camden County Georgia.

Note 17 - Fair Value of Financial Instruments

     The Company is required to disclose the fair value of its financial instruments where it is practical to estimate that value. The fair value estimates are made at a specific point in time based on relevant market information. Where available, quoted market prices are used to determine fair value. However, since numerous financial instruments lack quoted market prices, the Company utilized various estimation methodologies to determine the fair value. These estimation methodologies incorporate a significant number of assumptions based on judgments regarding current economic conditions, risk characteristics of various financial instruments and other factors. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and, therefore, cannot be determined with precision. Changes in the assumptions could significantly affect the estimates.

     The fair value estimates presented herein are based on pertinent information available to management as of December 31, 1999. Such amounts have not been revalued for purposes of these financial statements since December 31, 1999 and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

     The following methods and assumptions were used by the Company in estimating fair values of financial instruments as disclosed herein:

     Cash and Due from Banks, Interest-Bearing
     Deposits with Banks and Federal Funds Sold.
     -------------------------------------------
     The carrying amounts of cash and due from banks, interest-bearing deposits with banks, and Federal funds sold approximate their fair value.

     Available for Sale and Held to Maturity Securities.
     ---------------------------------------------------
     Fair values for securities are based on quoted market prices.

     Loans.
     ------
     For variable-rate loans that reprice frequently and have no significant change in credit risk, fair values are based on carrying values. For other loans, the fair values are estimated using discounted cash flow methods, using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality. Fair values for impaired loans are estimated using discounted cash flow methods or underlying collateral values.

     Deposits.
     ---------
     The carrying amounts of demand deposits and savings deposits approximate their fair values. Fair values for certificates of deposit are estimated using discounted cash flow methods, using interest rates currently being offered on certificates.

     Off-Balance Sheet Instruments.
     ------------------------------
     Fair values of the Company's off-balance sheet financial instruments are based on fees charged to enter into similar agreements. However, commitments to extend credit and standby letters of credit do not represent a significant value to the Company until such commitments are funded. The Company has determined that these instruments do not have a distinguishable fair value and no fair value has been assigned.

     The estimated fair values of the Company's financial instruments were as follows:

                                                         December 31, 1999
                                                  Carrying               Fair
Financial assets:
  Cash and due from banks                      $  2,568,037         $  2,568,037
  Federal funds sold                              8,540,000            8,540,000
  Securities, available for sale                  9,708,104            9,708,104
  Loans                                          98,895,489            8,355,677

Financial liabilities:
  Deposits                                      114,330,086           14,560,043

Note 18 - Regulatory Matters

     The Company and its subsidiary banks are subject to various regulatory capital requirements administered by federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and its subsidiary banks must meet specific capital guidelines that involve quantitative measures of the Company's assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weighting and other factors.

     Qualitative measures established by regulation to ensure capital adequacy require the Company and its subsidiary banks to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital to average assets (as defined). Management believes, as of December 31, 1999, that the Company and its subsidiary banks meet all capital adequacy requirements to which they are subject.

     As of December 31, 1999, the subsidiary banks were considered to be Well Capitalized. To be categorized as Adequately Capitalized or Well Capitalized, a bank must maintain minimum total risk based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table below. Please note that the figures under "Bank" as of December 31, 1999 include the combined capital position of the two subsidiary banks; (i) Community Bank and (ii) Cumberland Bank which commenced operations in 1999. The actual capital amounts and ratios are also presented in the table below.

                             Minimum Regulatory Capital Guidelines for Banks
                             -----------------------------------------------
                                              Adequately            Well
(Dollars in thousands)          Actual        Capitalized       Capitalized
                           Amount  Ratio    Amount   Ratio     Amount  Ratio
As of December 31, 1999:
Total capital-risk-based
(to risk-weighted assets):
   Bank                   $14,211  14.2%    $8,009  >  8%     $10,011  >  10%
                                                    -                  -
   Consolidated            14,685  14.7%     8,015  >  8%     N/A      >  N/A
                                                    -                  -

Tier 1 capital-risk-based
(to risk-weighted assets):
   Bank                   $12,979  13.0%    $4,004  >  4%      $6,006  >   6%
                                                    -                  -
   Consolidated            13,433  13.4%     4,007  >  4%      N/A       N/A
                                                    -

Tier 1 capital-leverage
(to average assets):
   Bank                   $12,979  10.3%    $5,046  >  4%      $6,308  >   5%
                                                    -                  -
   Consolidated            13,433  10.5%     5,133  >  4%       N/A       N/A
                                                    -

                             Minimum Regulatory Capital Guidelines for Banks
                             -----------------------------------------------
                                              Adequately             Well
(Dollars in thousands)          Actual        Capitalized        Capitalized
                           Amount  Ratio    Amount   Ratio      Amount  Ratio
As of December 31, 1998:
Total capital-risk-based
(to risk-weighted assets):
   Bank                   $  9,807  10.8%   $7,222  >  8%       $9,028  >  10%
                                                    -                   -
   Consolidated             13,607  15.1%    7,224  >  8%       N/A     >  N/A
                                                    -                   -

Tier 1 capital-risk-based
(to risk-weighted assets):
   Bank                   $ 8,678   9.6%    $3,611  >  4%       $5,417  >   6%
                                                    -                   -
   Consolidated            12,478  13.8%     3,612  >  4%        N/A       N/A


Tier 1 capital-leverage
(to average assets):
   Bank                   $ 8,678   8.3%    $4,192  >  4%      $5,240  >   5%
                                                    -                  -
   Consolidated            12,478  11.9%     4,193  >  4%       N/A        N/A
                                                    -

Note 19 - Dividends

     The primary source of funds available to the Company to pay shareholder dividends and other expenses is from its subsidiary banks. Bank regulatory authorities impose restrictions on the amounts of dividends that may be declared by banks. Further restrictions could result from a review by regulatory authorities of the subsidiary banks' capital adequacy. During 1999 and 1998, dividends paid by the Company to its shareholders amounted to $151,887 and $105,426, respectively. On a per share basis, the above dividends amounted to $.10 for 1999 and 1998.

Note 20 - Parent Company Financial Information

     This information should be read in conjunction with the other notes to the consolidated financial statements.

                               Parent Company Balance Sheets
                               -----------------------------
                                                       December 31,
Assets:                                            1999           1998
------                                             ----           ----
Cash                                           $   143,103     $ 3,614,210
Accounts receivable                                318,042         125,446
Investment in CDs                                   60,000         102,000
Investment in the Bank                          12,749,634       8,720,838
                                                ----------      ----------
   Total Assets                                $13,270,779     $12,562,494
                                               ===========     ===========

Liabilities and Shareholders' Equity:
-------------------------------------
Income taxes payable                           $     5,741     $     -  -
Other liabilities                                   61,057         41,000
                                                ----------      ----------
   Total Liabilities                           $    66,798     $   41,000
                                                ----------      ----------

Common stock                                   $ 7,702,091     $7,649,291
Retained earnings                                5,731,110      4,829,006
Unrealized gain on securities                     (229,220)        43,197
                                                ----------      ----------
   Total Shareholders' equity                  $13,203,981    $12,521,494
                                                ----------     ----------
   Total Liabilities and Shareholders' equity  $13,270,779    $12,562,494
                                               ===========    ===========



                        Parent Company Statements of Income
                        -----------------------------------
                                                  Years Ended December 31,
Revenues:                                          1999             1998
---------                                          ----             ----
  Interest income                              $    99,110     $  76,414
  Dividends from Bank                              700,000       175,000
                                                ----------    ----------
     Total revenues                            $   799,110     $ 251,414
                                                ----------    ----------

Expenses:
---------
  Salaries and benefits                        $    24,134     $  60,184
  Professional fees                                182,577       131,561
  Other expenses                                    55,144        16,250
                                                ----------      ----------
     Total expenses                            $   261,855     $ 207,995
                                                ----------      ----------

Income before taxes and equity in
  undistributed earnings in Bank               $   537,255     $  43,419
Tax (benefit)                                     (215,523)      (89,406)
                                                ----------      ----------

Income before equity in undistributed
  earnings in Bank                             $   752,778     $ 132,825
Equity in undistributed earnings of Bank           301,213     1,074,657
                                                ----------     ---------
  Net Income                                   $ 1,053,991    $1,207,482
                                               ===========    ===========




                           Parent Company Statements of Cash Flows
                           ---------------------------------------

                                                 Years Ended December 31,
Cash flows from operating activities:              1999           1998
-------------------------------------              ----           ----
  Net income                                   $ 1,053,991      $ 1,207,482
  Adjustments to reconcile net income to net
     cash provided by operating activities:
     Equity in undistributed earnings
        of the Bank                               (301,213)      (1,074,657)
 (Increase) in receivables and other assets       (192,596)        (104,446)
 Increase in payables                               25,798           23,837
                                                ----------       ----------
  Net cash provided by operating activities    $   585,980      $    52,216
                                                ----------       ----------

Cash flows from investing activities:
-------------------------------------
  Investment in Bank                           $(4,000,000)     $  (500,000)
  (Increase) in investments                         42,000          (42,000)
                                                ----------       ----------
Net cash provided by financing activities      $(3,958,000)     $  (542,000)
                                                ----------       ----------

Cash flows from financing activities:
-------------------------------------
  Exercise of warrants, options                $    52,800      $  195,400
  Sale of stock                                       -  -       3,953,903
  Payment of cash dividends                       (151,887)       (105,426)
  Sale/purchase of treasury stock                     -  -          60,000
                                                ----------      ----------
Net cash used by financing activities          $   (99,087)     $4,103,877
                                                ----------      ----------

Net increase in cash and cash equivalents $(3,471,107) $3,614,093 Cash and cash equivalents,
    beginning of the year                        3,614,210             117
                                                ----------      ----------
Cash and cash equivalents, end of year         $   143,103      $3,614,210
                                               ===========     ===========
Note 21 - Subsequent Events

     Subsequent to December 31, 1999, and prior to the date of this report, the Company declared a dividend of $.10 per share for each share of its common stock outstanding. Any declaration of future dividends is within the Board of Directors' discretion and will depend, among other things, on general business conditions, the banking industry, the Company's earnings and capital needs and any applicable regulatory requirements.

     During 1999, the Company reached an agreement to acquire Tarpon Financial Corporation (the "Corporation"), a one-bank holding company with respect to First National Bank, Tarpon Springs, Florida. The Corporation's consolidated assets approximate $21.0 million. The agreement states that no less than 60% of the Corporation's common stock will be exchanged for the Company's common stock on a basis of one Corporation's common stock for 1.6 of the Company's common stock. Also, the Company will acquire up to 40% of the Corporation's common stock (representing 62,000 shares) for a cash consideration of $24.0 per Corporation's common stock. Consummation of the above transaction was set for February 24, 2000.


Item 8.      Changes in and Disagreements With Accountants and Financial
             Disclosure.

      The Registrant did not change accountants in 1999 and continues to use the independent accounting firm of Francis &
Company, CPAs.



                                      PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.


            A.      Directors.

      The following table provides biographical information for each director and executive officer of the Registrant. The Board is divided into three equal classes, with the term of each class staggered so that in any given year no more than one-third of the total Board membership shall stand for re-election. Board members are elected for a three-year term and serve until their successors are elected and qualified. Except as otherwise indicated, each individual has been or was engaged in his/her present or last principal occupation, in the same or a similar position, for more than five years.

Name            Age  Position with Company and Bank and Principal
Occupation

Class I (Terms expiring in 2000)

T. Brinson
Brock, Sr.      43  Mr. Brock has served as the President and
Chief Executive Officer of the Company since June 8, 1999; as Executive Vice President and Acting Chief Executive Officer during March 24, 1998 and June 7, 1999, and as Secretary of the Company during November 1989 and May 1998, a director of the Company since August 1989, President and Chief Executive Officer of the CNB since March 24, 1998, and a director and Secretary of CNB since August 1990. Mr. Brock raises beef cattle out of which he places many FFA and 4H show calves for club members across the state. He also raises quarter and registered miniature horses, which his children show and sell. He serves as Vice President of the Turner County Cattlemen's Association. He is an active member of Georgia Banker's Association Agricultural Committee and is an instructor in various AIB and bank training programs. Mr. Brock is a member of both the Turner and Crisp County Chambers of Commerce. He is a deacon of Ashburn First Baptist Church.

Willis R.
Collins         54  Mr. Collins has served as a director of the
Company since August 1989, and of CNB since August 1990. Mr. Collins served as a Commissioner of Turner County, Georgia from 1986 to 1993. He organized Cotton Warehouse, Inc. in 1988 and is a partner and manager of Arabi Gin Company.

Gene Stallings
Crawford        71  Mr. Crawford has served as a director of the
Company since August 1989, and of CNB since August 1990. For over forty years Mr. Crawford has been active in developing Crawford Cattle Company, a beef and feeder cattle production business.

Donald M.
Crews           53  Mr. Crews has served as a director of the
Company since May 1999 and of Cumberland since October 1999. Mr. Crews has been the owner and operator of Furniture Factory Outlet, St. Marys, Georgia, since 1985. Mr. Crews also owns and manages real estate. Mr. Crews is a past director of the Camden/Kingsbay Chamber of Commerce and the Camden/Kingsbay Navy League and has served for four years on the Better Business Committee for Camden County.

Benny Warren
Denham          69  Mr. Denham has served as a director of the
Company since August 1989, and of CNB since August 1990. Mr. Denham is a co-owner of Denham Farms and has operated this farming business since 1951. Mr. Denham has been a director of Oglethorpe Power Company since 1988 and serves as its Vice-Chairman. Mr. Denham serves on the Georgia Electric Membership Corporation Executive Committee and is a past President. He is also director of Irwin Electric Membership Corporation and served as Chairman for several years. Mr. Denham served as a Commissioner of Turner County, Georgia from 1980 to 1990.

Class II (Terms expiring in 2001)

Lloyd Greer
Ewing           55  Mr. Ewing has served as a director of the
Company since August 1989, and of CNB since August 1990. Mr. Ewing joined Ewing Buick, Pontiac, GMC Trucks, Inc. in 1973 and has held various positions in that company. He is now its President and General Manager. Mr. Ewing is a former member of the Board of Directors at First Federal Savings Bank of Turner County.

Grady Elmer
Moore           65  Mr. Moore has served as a director of the
Company since August 1989, and of CNB since August 1990.  Mr.
Moore runs a row crop operation, G.M. Farms, Inc., which he has pursued for the past thirty-five years.

Sara Ruth
Raines          54  Mrs. Raines has served as the Chairman of the
Board of the Company and CNB since August 1998, and as a director of the Company since August 1989, and of CNB since August 1990. Mrs. Raines is the President of Raines Investment Group, Inc., which is a franchisee of Aaron's Rental Purchase Stores.

Joe Sheppard    66  Mr. Sheppard has served as a director of the
Company since May 1999 and of Cumberland since October 1999. He has served as Chairman of the Board of Resource Systems, Inc., an Atlanta-based company engaged in the telecommunications business, for more than five years.

Class III (Terms expiring in 2002)

Bobby Y.
Franklin        54  Mr. Franklin has served as a director of the
Company since May 1999 and of Cumberland since October 1999. Mr. Franklin has been the owner and operator of B&D Tire Company in Kingsland, Georgia, since 1979 and the owner of Franklin Properties in Hilliard, Florida, since 1979. Mr. Franklin serves as director of the Georgia Tire and Retreaders Dealers Association.

Benjamin E.
Walker          69  Mr. Walker has served as a director of the
Company since August 1989, and of CNB since August 1990. Mr. Walker is a part-owner of M & W Sportswear, Inc., a local garment contracting company. Mr. Walker is also a co-owner of SWS Garment, Inc., a uniform manufacturing company in Fitzgerald, Georgia.

Jimmie Ann
Ward            62  Mrs. Ward has served as a director of the
Company since August 1989, and of CNB since August 1990.  Mrs.
Ward is Vice President of Ward Land Company and is a community volunteer in Turner County.

Freddie J.
Weston, Jr.     62  Mr. Weston has served as a director of the
Company since August 1989, and of CNB since August 1990. Mr. Weston served in the U.S. Army for more than twenty-five years, retiring in October 1981. Since 1983, he has been the coordinator of Vocational Academic Education at Turner County High School where he is Assistant Principal and teaches business and financial management.

            B.      Executive Officers.

T. Brinson
Brock, Sr.      43  Mr. Brock has served as the President and
Chief Executive Officer of the Company since June 8, 1999; as Executive Vice President and Acting Chief Executive Officer during March 24, 1998 and June 7, 1999 and as Secretary of the Company during November 1989 and May 1998, a director of the Company since August 1989, President and Chief Executive Officer of the CNB since March 24, 1998, and a director and Secretary of CNB since August 1990. Mr. Brock raises beef cattle out of which he places many FFA and 4H show calves for club members across the state. He also raises quarter and registered miniature horses, which his children show and sell. He serves as Vice President of the Turner County Cattlemen's Association. He is an active member of Georgia Banker's Association Agricultural Committee and is an instructor in various AIB and bank training programs. Mr. Brock is a member of both the Turner and Crisp County Chambers of Commerce. He is a deacon of Ashburn First Baptist Church.

Ava Lovett 55 Ms. Lovett has served as the Secretary of the Company since May 1998 and as the Senior Vice President and Chief Financial Officer of CNB since March 24, 1998, and Vice President and Cashier of CNB since May 1990. Previously, Ms. Lovett served in various management functions at several other Georgia banks. Ms. Lovett also served for four years as a financial examiner with the Georgia Department of Banking and Finance, Atlanta, Georgia (District Office, Douglas, Georgia).


            C.      Compliance with Section 16(a)

      Section 16(a) of the Exchange Act and related regulations require the Company's executive officers and directors and certain persons who own more than 10% of the Company's Common Stock to file reports of their holdings and transactions in the Company's Common Stock with the SEC. Based on the Company's records and other information, the Company believes that all filing requirements applicable to such persons were complied with in 1999.

Item 10.      Executive Compensation.

            A.      Named Executive Officers.

      The following table sets forth the compensation paid to the named executive officers of the Company for each of the Company's last three completed fiscal years:


                                 SUMMARY COMPENSATION TABLE

                                     Annual Compensation

Name and Principal        Year        Salary        Bonus    Compensation
Position (a)               (b)         (c)           (d)         (e)

T. Brinson Brock, Sr.,    1999      $115,000       $35,000    $44,349(1)
President and Chief       1998      $113,233       $27,500    $44,981(2)
Executive Officer         1997      $ 89,000       $27,000    $38,967(3)
of the Company

Ava Lovett, Secretary     1999      $ 85,000       $30,000    $21,408(4)
of the Company and        1998      $ 80,222       $25,000    $21,063(5)
Senior Vice President and 1997      n/a
Chief Financial Officer
of CNB

                                   Long Term Compensation

                                                 Securi-
                                    Re-          ties and    All
                                 stricted      Underlying    LTIP    Other
                                  Stock          Options     Pay-   Compen-
Name and Principal                Awards          /SARs      outs   sation
 Position (a)                      (f)             (g)        (h)     (i)

T. Brinson Brock, Sr.,             $0               0         $0       $0
President and Chief Executive      $0               0         $0       $0
Officer of the Company             $0               0         $0       $0

Ava Lovett, Secretary of the       $0           5,000         $0       $0
Company and Senior Vice President
and Chief Financial Officer of CNB
_____________________________
(1)  Includes $18,907 in profit sharing contributions.
(2)  Includes $21,035 in profit sharing contributions.
(3)  Includes $17,255 in profit sharing contributions.
(4)  Includes $14,031 in profit sharing contributions.
(5)  Includes $15,783 in profit sharing contributions.

                              OPTION/SAR GRANTS IN LAST FISCAL YEAR

      In 1999, the Company granted the following stock options to a named executive officer:

               Number of          Percent of
              Securities        Total Options/
              Underlying        SARs Granted
             Options/SAR's      to Employees   Exercise or  Expiration
      Name      Granted        in Fiscal Year  Base Price      Date
      (a)         (b)                (c)           (d)          (e)
Ava Lovett      5,000                50%         $12.00(1) October 1, 2009(1)

(1) One-third of the options vests on October 1, 2000, October 1,
2001, and October 1, 2002, respectively, and expires on October
1, 2007, October 1, 2008 and October 1, 2009, respectively. On the date of the grant, the market price of the underlying security was $15.00 per share.

                      AGGREGATED OPTION/SAR EXERCISES IN LAST
                      FISCAL YEAR AND FY-END OPTION/SAR VALUES

                                               Number of
                                               Securities        Value of
                                               Underlying      Unexercised
                                               Unexercised     in-the-Money
                        Shares                 Options/SARs    Options/SARs
                       Acquired                 at FY-End        at FY-End
                          on        Value      Exercisable     Exercisable
Name                   Exercise    Realized    /Unexercisable /Unexercisable
(a)                       (b)         (c)            (d)           (e)(1)

T. Brinson Brock, Sr.    5,280    $61,617.60      15,840/0    $184,852.80/0
Ave Lovett                   0             0      0/5,000     $0/$15,000

(1) Dollar values have been calculated by determining the difference between the estimated fair market value of the Company's Common Stock at December 31, 1999 (i.e., $15.00 per share) and the exercise price of the various options.

            B.      Directors.

      Each director of the CNB received $500 for each meeting of the Board of Directors that he or she attended. In addition, each director who was a member of CNB's Loan Committee received $100 per month and $100 for each Loan Committee meeting that he or she attended. In December 1999, each director of CNB received a $2,500 holiday bonus.

      In addition, three of the directors, Messrs. Crews, Franklin and Sheppard, were granted 15,000, 16,000 and 11,000 warrants, respectively, to purchase shares of Common Stock. This grant was made, effective October 1, 1999, to these directors in connection with the organization of Cumberland and as part of total grant of 100,000 warrants to the ten organizers of Cumberland. One third of these warrants will vest on each of October 1, 2000, October 1, 2001 and October 1, 2002, respectively, if the grantee satisfies minimum attendance at meetings of the Cumberland Board of Directors. All unexercised warrants expire on October 1, 2006.

Item 11.    Security Ownership of Certain Beneficial Owners and
            Management.

      On March 24, 2000, the Company had 1,302 shareholders ofrecord.

      The following table sets forth share ownership information as of March 24, 2000, with respect to the Common Stock, with respect to any person known to the Registrant to be a beneficial owner of more than 5% of the Common Stock:

                  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
OWNERS*

Name and Address of                                 Number        Percent
Beneficial Owner                                  of Shares     of Class(1)

T. Brinson Brock, Sr.                              90,182(2)       5.19%
1252 Brock Road
Arabi, Georgia 31712

Willis R. Collins                                  92,165(3)       5.34%
9655 Georgia Highway 112 East
Rebecca, Georgia 31783

Gene Stallings Crawford                           111,452(4)       6.44%
56 South Academy Street
Rebecca, Georgia 31783
____________________________

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

(1) The percentages are based on 1,701,782 shares of Common Stock outstanding, plus shares of Common Stock that may be acquired by the beneficial owner within 60 days of March 24, 2000, by exercise of options and/or warrants.

(2) Includes 1045 shares held as custodian for Brent Brock, 1000 shares held as custodian for Kristen Brock, 910 shares held as custodian for Hunter Chess Brock, and 1,024 shares owned by Mr. Brock's wife, as to all of which Mr. Brock disclaims beneficial ownership. Does not include 3,000 shares owned by Mr. Brock's father, and 3,150 shares owned by his mother. Also includes the right to acquire 21,000 shares pursuant to currently exercisable warrants and the right to acquire 15,840 shares pursuant to currently exercisable options.

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

      The following table sets forth share ownership information as of March 24, 2000 of the Registrant's Common Stock with respect to (i) each director and named executive officer of the Registrant who beneficially owns Common Stock of the Registrant; and (ii) all directors and named executive officers of the Registrant as a group:

                           SECURITY OWNERSHIP OF MANAGEMENT*

Name and Address of
Beneficial Owner                  Number of Shares      Percent of Class(1)

T. Brinson Brock, Sr.                   90,182(2)              5.19%
1252 Brock Road
Arabi, Georgia 31712

Willis R. Collins                       92,165(3)              5.33%
9655 GA Hwy.112 East
Rebecca, Georgia 31783

Gene Stallings Crawford                111,452(4)              6.44%
56 South Academy Street
Rebecca, Georgia 31783

Donald W. Crews                         16,510                 0.97%
2001 Osborn Road
St. Marys, Georgia 31558

Benny Warren Denham                     38,000(5)              2.21%
424 East Inaha Road
Sycamore, Georgia 31790

Lloyd Greer Ewing                       36,211(6)              2.11%
545 East Monroe
Ashburn, Georgia 31714

Bobby Y. Franklin                       12,500                 0.73%
Route 3, Box 6560
Hilliard, Florida 32046

Ava Lovett                                  81(7)               --
401 East Highway 32
Sycamore, Georgia 31790

Grady Elmer Moore                       81,050(8)              4.66%
5580 Highway 33 North
Arabi, Georgia  31712

Sara Ruth Raines                        70,359(9)              4.06%
130 Lamont Street
Ashburn, Georgia  31714

Joe S. Sheppard                         11,000                 0.65%
555 Charlie Smith, Sr. Highway
St. Marys, Georgia 31558

Benjamin E. Walker                      79,861(10)             4.61%
P.O. Box 185
Ashburn, Georgia 31714

Jimmie Ann Ward                         45,000(11)             2.60%
1330 Warwick Highway
Ashburn, Georgia  31714

Freddie J. Weston, Jr.                  15,000                 0.88%
828 West Madison Avenue
Ashburn, Georgia  31714

All directors and named
   executive officers
   as a group(12)                      699,371 shares        35.68%
(14 persons)

_______________________

* Information relating to beneficial ownership of common stock is based upon "beneficial ownership" concepts set forth in rules of the SEC under Section 13(d) of the Securities Exchange Act of 1934, as amended. Under such rules, a person is deemed to be a "beneficial owner" of a security if that person has or shares "voting power," which includes the power to vote or direct the voting of such security, or "investment power," which includes the power to dispose of or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any security of which that person has the right to acquire beneficial ownership within 60 days. Under the rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he has no beneficial interest. For instance, beneficial ownership includes spouses, minor children and other relatives residing in the same household, and trusts, partnerships, corporations or deferred compensation plans which are affiliated with the principal.

(1) The percentages are based on 1,701,782 shares of Common Stock outstanding, plus shares of Common Stock which may be acquired by the beneficial owner, or group of beneficial owners, within 60 days of March 24, 2000, by exercise of options and/or warrants. The percentage total differs from the sums of the individual percentages due to the differing denominators with respect to each calculation.

(2) Includes 1045 shares held as custodian for Brent Brock, 1000 shares held as custodian for Kristen Brock, 910 shares held as custodian for Hunter Chess Brock, and 1,024 shares owned by Mr. Brock's wife, as to all of which Mr. Brock disclaims beneficial ownership. Does not include 3,000 shares owned by Mr. Brock's father, and 3,150 shares owned by his mother. Also includes the right to acquire 21,000 shares pursuant to currently exercisable warrants and the right to acquire 15,840 shares pursuant to currently exercisable options.

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

(6) Includes 3,000 shares owned by his daughter, Mary Margaret Ewing and 3,000 shares owned by his son, Lloyd Scott Ewing, as to all of which Mr. Ewing disclaims beneficial ownership. Also includes the right to acquire 15,000 shares pursuant to currently exercisable warrants.

(7) Includes 81 shares owned by Mrs. Lovett's daughter, as to which Mrs. Lovett disclaims beneficial ownership

(8) Includes 5,000 shares owned by Mr. Moore's wife as to which he disclaims beneficial ownership. Also includes the right to acquire 36,750 shares pursuant to currently exercisable warrants.

(9) Includes 1,500 shares owned by Ruth's of Ashburn, Inc., 900 shares owned by Georgia Produce EXC, Inc. and 24,119 shares owned by Mrs. Raines's husband, as to all of which Ms. Raines disclaims beneficial ownership. Also includes the right to acquire 30,000 shares pursuant to currently exercisable warrants.

(10) Includes 12,300 shares owned by Mr. Walker's wife as to which he disclaims beneficial ownership. Also includes the right to acquire 30,000 shares pursuant to currently exercisable warrants.

(11) Includes the right to acquire 30,000 shares pursuant to currently exercisable warrants.

(12) Warrants to purchase Common Stock of the Company at the original offering price were issued to each director of the Company and CNB on the basis of one warrant for each share of Common Stock that they purchased in the initial offering. The stock purchase warrants entitle the holder of the warrants to purchase Common Stock at $3.33 per share at any time during the term of the particular warrant. One-third of each director's warrants became vested on August 6, 1990 (the date CNB opened for business), an additional one-third became vested on August 6, 1991, and the final one-third became vested on August 6, 1992. One-third of the warrants expires on the tenth anniversary of these dates, i.e. on August 6, 2000, August 6, 2001 and August 6, 2002, respectively. The warrants exercisable on or after August 6, 1992, are reflected in the beneficial ownership table.


Item 12.      Certain Relationships and Related Transactions.

      During 1999, CNB loaned funds to certain of the Company's executive officers and directors in the ordinary course of business, on substantially the same terms as those prevailing at the time for comparable transactions with other customers, and which did not involve more than the normal risk of collectibility or present other unfavorable features.

Item 13.      Exhibits List and Reports on Form 8-K.

            A.      Exhibits.

Exhibit
Number            Sequential Description

3(i) Amended and Restated Articles of Incorporation of Registrant, incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-4, File 333-92407, which became effective on January 27, 2000.

3(ii)             Bylaws of Registrant, incorporated by reference to Exhibit
                  4.2 to the Registration Statement on Form S-4,
                  File 333-92407, which became effective on January 27, 2000.

10                Agreement and Plan of Merger, incorporated by reference to
                  Exhibit 2 to the Registration Statement on Form S-4, File 333-92407, which became effective on January 27, 2000.

21                Subsidiaries of Registrant

27                Financial Data Schedule

            B.    Reports on Form 8-K.

      The Company filed a report on Form 8-K on October 12, 1999, reporting, in Item 5(1) thereof, that (a) the Company had acquired all of the outstanding capital stock of Cumberland National Bank, a de novo national bank; (b) the Company had entered into an Agreement and Plan of Merger, effective October 8, 1999, to acquire all of the issued and outstanding capital stock of Tarpon Financial Corporation, a Florida corporation; and
(c) the Company's Common Stock had been trading on the OTC Bulletin Board under the symbol "CBAC" since July 1999.
                                         SIGNATURES


      In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                               COMMUNITY NATIONAL BANCORPORATION
                              (Registrant)

                               BY:       /S/ T. Brinson Brock Sr.
                                   ------------------------------------------
                               T. Brinson Brock, President, Principal
                               Executive Officer, PrincipalFinancial Officer

Date:  March 27, 2000

      In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature      Title      Date

 /S/ T. Brinson Brock, Sr.
--------------------------------------      Director      March 27, 2000
T. Brinson Brock, Sr.

 /S/ Willis R. Collins
--------------------------------------      Director      March 27, 2000
Willis R. Collins

 /S/ Gene Stallings Crawford
--------------------------------------      Director      March 27, 2000
Gene Stallings Crawford

 /S/ Donald M. Crews
--------------------------------------      Director      March 27, 2000
Donald M. Crews

 /S/ Benny Warren Denham
--------------------------------------      Director      March 27, 2000
Benny Warren Denham

 /S/ Lloyd Greer Ewing
--------------------------------------      Director      March 27, 2000
Lloyd Greer Ewing

 /S/ Bobby Y. Franklin
--------------------------------------      Director      March 27, 2000
Bobby Y. Franklin

 /S/ Grady Elmer Moore
--------------------------------------      Director      March 27, 2000
Grady Elmer Moore

 /S/Sara Ruth Raines
--------------------------------------      Director      March 27, 2000
Sara Ruth Raines

 /S/ Joe S. Sheppard
--------------------------------------      Director      March 27, 2000
Joe S. Sheppard

 /S/ Benjamin E. Walker
--------------------------------------      Director      March 27, 2000
Benjamin E. Walker

 /S/ Jimmie Ann Ward
--------------------------------------      Director      March 27, 2000
Jimmie Ann Ward

 /S/ Freddie J. Weston, Jr.
--------------------------------------      Director      March 27, 2000
Freddie J. Weston, Jr.






                                     EXHIBIT 21

                            SUBSIDIARIES OF REGISTRANT


COMMUNITY NATIONAL BANK
561 East Washington Avenue
Ashburn, Georgia 31714

CUMBERLAND NATIONAL BANK
392 Charlie Smith, Sr., Highway
St. Mary's, Georgia 31558





                                     EXHIBIT 27

Exhibit 27 - Financial Data Schedule

This schedule contains summary financial information extracted from the financial statements of Community National
Bancorporation for the period from January 1, 1999 to December
31, 1999, and is qualified in its entirety by reference to such financial statements.

12-MOS
FISCAL-YEAR-END                DEC-31-1999
PERIOD START                   JAN-1-1999
PERIOD END                     DEC-31-1999
CASH                                       2,568,037
INT-BEARING-DEPOSITS                             -0-
FED-FUNDS-SOLD                             8,540,000
TRADING-ASSETS                                   -0-
INVESTMENTS-HELD-FOR-SALE                  9,708,104
INVESTMENTS-CARRYING                             -0-
INVESTMENTS-MARKET                               -0-
LOANS                                    100,911,134
ALLOWANCE                                  2,015,645
TOTAL-ASSETS                             128,337,515
DEPOSITS                                 114,330,086
SHORT-TERM                                       -0-
LIABILITIES-OTHER                            803,448
LONG-TERM                                        -0-
PREFERRED-MANDATORY                              -0-
PREFERRED                                        -0-
COMMON                                     7,702,091
OTHER-SE                                   5,501,890
TOTAL-LIABILITIES-AND-EQUITY             128,337,515
INTEREST-LOAN                             10,286,099
INTEREST-INVEST                              764,436
INTEREST-OTHER                                   -0-
INTEREST-TOTAL                            11,050,535
INTEREST-DEPOSIT                           5,339,687
INTEREST-BORROWINGS                            4,086
INTEREST-EXPENSE                           5,343,773
INTEREST-INCOME-NET                        5,706,762
LOAN-LOSSES                                  995,000
SECURITIES-GAINS                               9,375
EXPENSE-OTHER                              3,884,803
INCOME-PRETAX                              1,613,268
INCOME-PRE-EXTRAORDINARY                   1,613,268
EXTRAORDINARY                                    -0-
CHANGES                                          -0-
NET-INCOME                                 1,053,991
EPS-BASIC                                        .69
EPS-DILUTED                                      .59
YIELD-ACTUAL                                   5.09%
LOANS-NON                                    260,680
LOANS-PAST                                       -0-
LOANS-TROUBLED                                   -0-
LOANS-PROBLEM                                941,453
ALLOWANCE-OPEN                             1,824,179
CHARGE-OFFS                                  852,020
RECOVERIES                                    48,486
ALLOWANCE-CLOSE                            2,015,645
ALLOWANCE-DOMESTIC                         1,993,000
ALLOWANCE-FOREIGN                                -0-
ALLOWANCE-UNALLOCATED                         22,645