Form 10KSB/A
period 1999-12-31
COMMUNITY NATIONAL BANCORPORATION
filed 2000-03-30
CIK 855386

U.S. SECURITIES AND EXCHANGE COMMISSION
                                 Washington, D.C. 20549
                                 ----------------------

                                      FORM 10-KSB
                                     AMENDMENT # 1
                                     -------------


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

The aggregate market value of the Common Stock of the Registrant held by non-affiliates of the Registrant on March 24, 2000, was $19,454,112. The aggregate market value of the Common Stock of the Registrant held by non-affiliates was computed by reference to the average ask and bid price of the Common Stock on the OTC Bulletin Board as of such date (i.e., $15.50 per share). For the purposes of this response, directors, executive officers and holders of 5% or more of the Registrant's Common Stock are considered the affiliates of the Registrant at that date.

The number of shares outstanding of the Registrant's Common Stock as of March 24, 2000: 1,700,822 shares of no par value common stock (the "Common Stock").

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

                                       PART II


Item 5.      Market for Common Equity and Related Stockholder Matters.

      The Registrant's Articles of Incorporation authorize it to issue up to 10,000,000 shares of Common Stock. As of March 24, 2000, 1,700,822 shares of Common Stock were issued and outstanding to 1,309 holders of record.

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

                      AGGREGATED OPTION/SAR EXERCISES IN LAST
                      FISCAL YEAR AND FY-END OPTION/SAR VALUES

                                               Number of
                                               Securities        Value of
                                               Underlying      Unexercised
                                               Unexercised     in-the-Money
                        Shares                 Options/SARs    Options/SARs
                       Acquired                 at FY-End        at FY-End
                          on        Value      Exercisable     Exercisable
Name                   Exercise    Realized    /Unexercisable /Unexercisable
(a)                       (b)         (c)            (d)           (e)(1)

T. Brinson Brock, Sr.    5,280    $61,617.60      15,840/0    $184,852.80/0
Ava Lovett                   0             0      0/5,000     $0/$15,000

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

      On March 24, 2000, the Company had 1,309 shareholders ofrecord.

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

(1) The percentages are based on 1,700,822 shares of Common Stock outstanding, plus shares of Common Stock that may be acquired by the beneficial owner within 60 days of March 24, 2000, by exercise of options and/or warrants.

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

(1) The percentages are based on 1,700,822 shares of Common Stock outstanding, plus shares of Common Stock which may be acquired by the beneficial owner, or group of beneficial owners, within 60 days of March 24, 2000, by exercise of options and/or warrants. The percentage total differs from the sums of the individual percentages due to the differing denominators with respect to each calculation.

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


                                         SIGNATURES


      In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.


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

Date:  March 30, 2000

      In accordance with the Exchange Act, this amended report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature      Title      Date

 /S/ T. Brinson Brock, Sr.
--------------------------------------      Director      March 30, 2000
T. Brinson Brock, Sr.

 /S/ Willis R. Collins
--------------------------------------      Director      March 30, 2000
Willis R. Collins

 /S/ Gene Stallings Crawford
--------------------------------------      Director      March 30, 2000
Gene Stallings Crawford

 /S/ Donald M. Crews
--------------------------------------      Director      March 30, 2000
Donald M. Crews

 /S/ Benny Warren Denham
--------------------------------------      Director      March 30, 2000
Benny Warren Denham

 /S/ Lloyd Greer Ewing
--------------------------------------      Director      March 30, 2000
Lloyd Greer Ewing

 /S/ Bobby Y. Franklin
--------------------------------------      Director      March 30, 2000
Bobby Y. Franklin

 /S/ Grady Elmer Moore
--------------------------------------      Director      March 30, 2000
Grady Elmer Moore

 /S/Sara Ruth Raines
--------------------------------------      Director      March 30, 2000
Sara Ruth Raines

 /S/ Joe S. Sheppard
--------------------------------------      Director      March 30, 2000
Joe S. Sheppard

 /S/ Benjamin E. Walker
--------------------------------------      Director      March 30, 2000
Benjamin E. Walker

 /S/ Jimmie Ann Ward
--------------------------------------      Director      March 30, 2000
Jimmie Ann Ward

 /S/ Freddie J. Weston, Jr.
--------------------------------------      Director      March 30, 2000
Freddie J. Weston, Jr.






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