Form 10QSB
period 2000-03-31
COMMUNITY NATIONAL BANCORPORATION
filed 2000-05-15
CIK 855386

SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, D.C. 20549
                  ---------------------------
                         FORM 10-QSB

(Mark One)

 X	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
---	EXCHANGE ACT OF 1934
	For the quarterly period ended March 31, 2000.

                              OR

  	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
---	SECURITIES EXCHANGE ACT OF 1934
	For the transition period from               to
                                     -------------    ------------

                  Commission File No. 33-31013-A

                COMMUNITY NATIONAL BANCORPORATION
-----------------------------------------------------------------
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

                          (912) 567-9686
---------------------------------------------------------------
       (Issuer's Telephone Number, Including Area Code)

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

	Common stock, no par value per share, 1,720,593 shares outstanding as of May 10, 2000.



                           PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements
-----------------------------


                     COMMUNITY NATIONAL BANCORPORATION
                             ASHBURN, GEORGIA
                        CONSOLIDATED BALANCE SHEETS

                                 ASSETS
                                 ------

                                              March 31,        December 31,
                                                2000              1999
                                             (Unaudited)       (Unaudited)
                                             -----------       -----------
Cash and due from banks                     $  4,244,236      $  2,568,037
Federal funds sold                             5,125,000         8,540,000
                                             -----------       -----------
  Total cash and cash equivalents           $  9,369,236      $ 11,008,037
Securities:
 Available for sale, at fair values           11,785,617         9,708,104
Loans, net                                   123,764,146        98,895,489
Property and equipment, net                    6,036,846         4,705,403
Other real estate owned                          564,000           580,000
Goodwill, net                                  1,942,541              - -
Other assets                                   3,448,199         3,340,482
                                             -----------       -----------
Total Assets                                $156,910,585      $128,337,515
                                             ===========       ===========


                       LIABILITIES AND SHAREHOLDERS' EQUITY
                       ------------------------------------
Liabilities:
 Deposits
  Non-interest bearing deposits             $ 11,602,824      $  6,411,554
  Interest bearing deposits                  126,441,126       107,918,532
                                             -----------       -----------
    Total deposits                          $138,043,950      $114,330,086
Note payable                                   1,000,000              - -
Other liabilities                              1,831,492           803,448
                                             -----------       -----------
  Total liabilities                         $140,875,442      $115,133,534
                                             -----------       -----------

Commitments and contingencies

Shareholders' Equity:
 Common stock, no par value, 50,000,000
 shares authorized, 1,720,593 and 1,534,711
 shares issued and outstanding at March 31,
 2000 and December 31, 1999, respectively   $ 10,490,315      $  7,702,091
 Retained earnings                             5,795,108         5,731,110
 Unrealized gain (loss) on securities, net      (250,280)         (229,220)
                                             -----------       -----------
  Total Shareholders' Equity                  16,035,143      $ 13,203,981
                                             -----------       -----------
Total liabilities and shareholders' equity  $156,910,585      $128,337,515
                                             ===========       ===========


           Refer to notes to the consolidated financial statements.



                  COMMUNITY NATIONAL BANCORPORATION
                          ASHBURN, GEORGIA
              UNAUDITED CONSOLIDATED STATEMENTS OF INCOME


                                                 For the quarter
                                                 Ended March 31,
                                                -----------------
                                                2000         1999
                                                ----         ----
Interest income                              $3,433,289   $2,644,720
Interest expense                              1,643,929    1,277,864
                                              ---------    ---------
Net interest margin                           1,789,360    1,366,856

Provision for possible loan losses              245,000      165,000
                                              ---------    ---------

Net interest income after provision
 for possible loan losses                     1,544,360    1,201,856
                                              ---------    ---------

Service charges                                 241,089      131,297
Other fees                                       74,799       33,101
                                              ---------    ---------
Total other income                              315,888      164,398
                                              ---------    ---------

Salaries and benefits                           749,707      399,190
Advertising and business development             38,369       34,104
Repairs and maintenance                          50,656       27,103
Depreciation and amortization                   113,341       49,260
Legal and professional                           96,958       46,031
Data Processing                                  77,142       39,550
Regulatory fees and assessments                  22,529       29,689
Other operating expenses                        315,516      156,235
                                              ---------    ---------
Total operating expenses                      1,464,218      781,162
                                              ---------    ---------

Net income (loss) before taxes                  396,030      585,092
Provision for income taxes                      178,561      257,000
                                              ---------    ---------

Net income                                   $  217,469   $  328,092
                                              =========    =========


Basic income Per Share                       $      .13   $      .22
                                              =========    =========

Diluted income Per Share                     $      .11   $      .19
                                              =========    =========


                Refer to notes to the financial statements.



                    COMMUNITY NATIONAL BANCORPORATION
                            ASHBURN, GEORGIA
              UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                          FOR THE QUARTER ENDED


                                                       March 31,
                                                  ------------------
                                                  2000          1999
                                                  ----          ----
Cash flows from operating activities         $  1,510,200    $  1,090,831
                                              -----------     -----------

Cash flows from investing activities:
  Purchase of goodwill                       $ (1,953,000)   $       - -
  Securities, available-for-sale:
  Maturities, paydowns, calls                     205,000         941,678
  Purchase of securities                       (2,301,636)     (1,600,000)
  Purchase of fixed assets                     (1,434,325)       (264,176)
  Increase in loans                           (25,113,657)     (5,537,481)
                                              -----------     -----------
Net cash used in investing activities        $(30,597,618)   $ (6,459,979)
                                              -----------     -----------

Cash flows from financing activities:
  Increase in equity                         $  2,788,224    $       - -
  Increase in customer deposits                23,713,864      (5,855,853)
  Increase in borrowings                        1,000,000            - -
  Payment of cash dividends                      (153,471)       (151,887)
                                              -----------     -----------
Net cash provided from financing activities  $ 27,348,617)   $ (6,007,740)
                                              -----------     -----------

Net increase in cash and cash equivalents    $ (1,738,801)   $(11,376,888)
Cash and cash equivalents,
 beginning of period                           11,108,037      19,247,203
                                              -----------     -----------
Cash and cash equivalents, end of period     $  9,369,236    $  7,870,315
                                              ===========     ===========


                   Refer to notes to the financial statements.



                   COMMUNITY NATIONAL BANCORPORATION
                            ASHBURN, GEORGIA
  Consolidated Statements of Changes in Shareholders' Equity (Unaudited) for the three-month periods ended March 31, 1999 and 2000


                                                       Accumulated
                  Common Stock                            Other
                ------------------  Paid in   Retained Comprehensive
                Shares   Par Value  Capital   Earnings    Income      Total
                ------   ---------  -------   --------    ------      -----
Balance,
 Dec 31,
 1998       1,518,871 $     - -   $ 7,649,291 $4,829,006 $  43,197  $12,521,494
            ---------  ----------  ----------  ---------  --------   ----------

Comprehensive Income:
--------------------
Net income,
 three-month
 period ended
 March 31, 1999  - -         - -       - -       328,092      - -       328,092

Net unrealized
 (losses) on
 securities,
 three- month
 period ended
 March 31, 1999  - -         - -       - -         - -     (61,278)     (61,278)
            ---------  ----------  ----------  ---------  --------   ----------

Less: Distribution
 of dividends    - -         - -       - -      (151,887)     - -      (151,887)
            ---------  ----------  ----------  ---------  --------   ----------

Balance,
 March 31,
 1999       1,518,871 $     - -   $ 7,649,291 $5,005,211 $ (18,081) $12,636,421
            =========  ==========  ==========  =========  ========   ==========


Balance,
 December 31,
 1999       1,534,711 $     - -   $ 7,702,091 $5,731,110 $(229,220) $13,203,981
            ---------  ----------  ----------  ---------  --------   ----------

Common stock
 issued       185,882       - -     2,788,224      - -        - -     2,788,224

Comprehensive Income:
---------------------
Net income,
 three-month
 period ended
 March 31,
 2000          - -         - -          - -      217,469     - -        217,469

Net unrealized
 (losses) on
 securities,three-
 month period
 ended March 31,
 2000          - -         - -          - -         - -    (21,060)     (21,060)
            ---------  ----------  ----------  ---------  --------   ----------

Less: Distribution
 of dividends    - -         - -       - -      (153,471)     - -      (153,471)
            ---------  ----------  ----------  ---------  --------   ----------

Balance,
 March 31,
 2000       1,720,593 $      - -  $10,490,315 $5,795,108 $(250,280) $16,035,143
            =========  ==========  ==========  =========  ========   ==========


         Refer to notes to the consolidated financial statements.



                COMMUNITY NATIONAL BANCORPORATION
                         ASHBURN, GEORGIA
              NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
                          MARCH 31, 2000


NOTE 1 - BASIS OF PRESENTATION

	The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. These statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in Form 10-KSB for the year ended December 31, 1999.


NOTE 2 - ORGANIZATION OF THE BUSINESS

	Community National Bancorporation, Ashburn, Georgia (the "Company") was organized in August, 1989 to serve as a holding company for a proposed de novo bank, Community National Bank, Ashburn, Georgia ("CNB Ashburn"). During 1998, the Company sold and issued 400,000 shares of its common stock at $10.00 per share.
 This public offering yielded approximately $4.0 million, all of which was invested during 1999 in a de novo bank, Cumberland National Bank, St. Marys, Georgia ("CNB St. Marys"). On February 24, 2000, the Company acquired Tarpon Financial Corporation and its 100% owned subsidiary bank, First National Bank, Tarpon Springs, Florida ("FNB Tarpon Springs"). The above acquisition was effected through both the exchange of shares and the payment
of cash.   CNB Ashburn, CNB St. Marys and FNB Tarpon Springs
(collectively, "the Banks") were chartered by and are currently regulated by the Office of the Comptroller of the Currency (the "OCC"). The Banks are primarily engaged in the business of obtaining deposits and providing commercial, consumer and real estate loans to the general public. Bank deposits are each insured up to $100,000 by the Federal Deposit Insurance Corporation (the "FDIC") subject to certain limitations imposed by the FDIC.


NOTE 3 - RECENT ACCOUNTING PRONOUNCEMENTS

	In March, 1998, the American Institute of Certified Public Accountants issued Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. SOP 98-1 provides guidance for capitalizing and expensing the costs of computer software developed or obtained for internal use. SOP 98-1 is effective for financial statements for fiscal years beginning after December 15, 1998. The adoption of SOP 98-1 did not have a material impact on the accompanying consolidated financial statements.

	SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" was issued in June, 1998 and is effective for all calendar-year entities beginning in January, 2000. This Statement applies to all entities and requires that all derivatives be recognized as assets or liabilities in the balance sheet, at fair values. Gains and losses of derivative instruments not designated as hedges will be recognized in the income statement. Since the Company does not invest in derivative instruments, the adoption of SFAS No. 133 does not have a material impact on the financial statements.

	SFAS No. 134, "Accounting for Mortgage-Backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise" amends prior accounting standards, primarily SFAS 65, with respect to the classification of retained interests, such as mortgage-backed securities, following a securitization of mortgage loans held for sale. This statement became effective in the first quarter of 1999. Since the Company does not securitize mortgage loans, no financial statement impact has resulted from adopting this statement.


Item 2 - Management Discussion and Analysis of Financial Condition
------------------------------------------------------------------
and Results of Operation.
-------------------------

Liquidity and Sources of Capital
--------------------------------

	Community National Bancorporation (the "Company") was organized in August, 1989 and began banking operations through its wholly owned subsidiary, Community National Bank ("CNB Ashburn"), on August 6, 1990. Since then, CNB Ashburn established three additional branches and has total assets approximating $120.8 million at March 31, 2000. During 1999, the Company sold additional stock for approximately $4.0 million, utilizing the proceeds to establish another subsidiary, Cumberland National Bank in St. Marys, Georgia ("CNB St. Marys"), which began operations in
October of 1999.   On March 31, 2000 CNB St. Marys had total
assets amounting to $14.6 million. On February 24, 2000, the Company acquired Tarpon Financial Corporation and its 100% owned subsidiary, First National Bank, Tarpon Springs, Florida ("FNB Tarpon Springs"). As of March 31, 2000, FNB Tarpon Springs had $19.2 million in total assets.

	The Company opened in 1990 with $3.4 million in its capital accounts. By March 31, 2000, the capital accounts had increased to $16.3 million through the sale of additional stock and through retained earnings. As evidenced by the table below, all three subsidiary banks are well capitalized.

                            Minimum          Risk      Minimum
                 Leverage  Regulatory       Weighted  Regulatory
Bank              Ratio    Guidelines        Ratio    Guidelines
----              -----    ----------        -----    ----------
CNB Ashburn        8.2%       4.0%            11.0%      8.0%
CNB St. Marys     24.7%       4.0%            28.0%      8.0%
FNB Tarpon Spgs   11.6%       4.0%            20.4%      8.0%

	During the three-month period ended March 31, 2000, total assets increased by $28.6 million to $156.9 million. Of the $28.6 million increase in total assets, approximately $19.2 million is due to the acquisition of FNB Tarpon Springs. If one discounts the above acquisition, assets grew by $9.4 million, or by an annualized rate of 29.3%. During the three-month period ended march 31, 2000, cash and cash equivalents declined by $1.7 million, securities increased by $2.1 million, loans increased by $24.8 million, property and equipment increased by $1.3 million, and other assets, including goodwill, increased by $2.0 million. To fund the above growth, deposits, borrowings and other liabilities increased by $23.7 million, $1.0 million and $1.0 million, respectively. In addition, the capital accounts, including retained earnings, increased by $2.8 million.

	Liquidity is the Company's ability to meet all deposit withdrawals immediately, while also providing for the credit needs of customers. The March 31, 2000 financial statements evidence a satisfactory liquidity position as total cash and cash equivalents amounted to $9.4 million, representing 6.0% of total assets. Investment securities amounted to $11.8 million, representing 7.5% of total assets; these securities provide a secondary source of liquidity since they can be converted into cash in a timely manner. The subsidiary Bank is a member of the Federal Reserve System and is maintaining relationships with several correspondent banks and, thus, could obtain funds on short notice. The Company's management closely monitors and maintains appropriate levels of interest earning assets and interest bearing liabilities, so that maturities of assets are such that adequate funds are provided to meet customer withdrawals and loan demand. The Company is not aware of any trends, demands, commitments, events or uncertainties that will result in or are reasonably likely to result in its liquidity increasing or decreasing in any material way.


Results of Operations
---------------------

	For the three-month periods ended March 31, 2000 and 1999, net income amounted to $217,469 and $328,092, respectively. For the three-month periods ended March 31, 2000 and 1999, diluted earnings per share amounted to $.11 and $.19, respectively. Basic earnings per share amounted to $.13 and $.22 for the three month periods ended March 31, 2000 and 1999, respectively. In general, earnings per share were lower during the three-month period ended March 31, 2000 when compared to the three-month period ended March 31, 1999. The difference is due to the addition of two new subsidiary banks. CNB St. Marys opened in October, 1999 and is expected to negatively impact income until it reaches a point of critical mass and turns profitable. The acquisition of FNB Tarpon Springs on February 24, 2000 also negatively impacted income because of the costs of consummating the transaction. Below is a more detailed discussion concerning results of operations for the three-month periods ended March 31, 2000 and 1999.

a.	Earning assets have increased from $108.2 million at March
      31, 1999 to $140.7 million at March 31, 2000.  As a
      consequence, net interest income, which represents the difference between interest received on interest earning assets and interest paid on interest bearing liabilities, has increased from $1,366,856 to $1,789,360 for the same period one year later, representing an increase of $422,504, or 30.9%.

b.	Net yield on earning assets increased from 5.09% as of March
      31, 1999 to 5.13% at March 31, 2000. The primary reason for the increase is attributed to a reduction in the cost of funds.

c.	Other income increased from $164,398 for the three-month
      period ended March 31, 1999 to $315,888 for the three-month period ended March 31, 2000. The above increase of $151,490 represents a 92.1% improvement. This increase is primarily due to increased activity in transactional accounts due to a higher deposit base. As a percent of total assets, other income increased from .57% to .80% for the three-month periods ended March 31, 1999 and 2000, respectively.

d.	Other operating expenses increased from $781,162 for the
      three-month period ended March 31, 1999 to $1,464,218 for the three-month period ended March 31, 2000. The above increase which amounted to $683,256 represents an increase of 87.4%. As a percent of total assets, other operating expenses increased from 2.69% to 3.73% for the three-month periods ended March 31, 1999 and 2000, respectively. This significant increase in operating expenses for the three-month period ended March 31, 2000 when compared to the three-month period ended March 31, 1999 is primarily due to the addition of two subsidiary banks along with the costs and expenses associated with acquiring one of the above banks.

	At December 31, 1999, the allowance for loan losses amounted to $2,015,645, or 2.00% of gross loans. At March 31, 2000, the allowance amounted to $2,366,532, or 1.88% of gross loans. Management considers the allowance for loan losses to be adequate and sufficient to absorb possible future losses; however, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses or that additional provisions to the allowance will not be required.

	The Company is not aware of any current recommendation by the regulatory authorities which, if they were to be implemented, would have a material effect on the Company's liquidity, capital resources, or results of operations.



                      PART II  OTHER INFORMATION


Item 1.  Legal Proceedings.
---------------------------

	There are no material pending legal proceedings to which the Company or the Bank is a party or of which any of their property is subject.

Item 2.  Changes In Securities.
-------------------------------

	(a) None.
	(b) None.

Item 3.  Defaults Upon Senior Securities.
-----------------------------------------

	None.

Item 4.  Submission Of Matters To A Vote Of Security Holders.
-------------------------------------------------------------

	None.

Item 5.  Other Information.
---------------------------

	None.

Item 6.  Exhibits And Reports On Form 8-K.
------------------------------------------

	(a) Exhibits:
	    27 Financial Data Schedule

	(b) Reports on Form 8-K
	    Registrant filed a report on Form 8-K on February 29, 2000. Registrant filed no other reports on Form 8-K during the quarter ended March 31, 2000.



                           SIGNATURES


	Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                           COMMUNITY NATIONAL BANCORPORATION, INC.
                           ---------------------------------------
                           (Registrant)


Date: May 12, 2000       BY: /s/ T. Brinson Brock
      ---------------        -------------------------------------
                             T. Brinson Brock
                             President and Chief Executive Officer
                             (Principal Executive, Financial and
                              Accounting Officer)



Financial Data Schedule Submitted Under Item 601(a)(27) of Regulation
S-B

This schedule contains summary financial information extracted from Community National Bancorporation's unaudited consolidated financial statements for the period ended March 31, 2000 and 1999 and is qualified in its entirety by reference to such financial statements.

Item Number    Item Description                    Amount
-----------    ----------------                    ------
                                                     March 31,
                                                 -----------------
                                                 2000         1999
                                                 ----         ----
9-03(1)     Cash and due from banks        $  4,244,236  $  1,950,315
9-03(2)     Interest bearing deposits                 0             0
9-03(3)     Federal funds sold - purchased
             securities for sale              5,125,000     5,920,000
9-03(4)     Trading account assets                    0             0
9-03(6)     Investment and mortgage backed
             securities held for sale        11,785,617     8,638,159
9-03(6)     Investment and mortgage backed
             securities held to maturity -
             carrying value                           0             0
9-03(6)     Investment and mortgage backed
             securities held to maturity -
             market value                             0             0
9-03(7)     Loans                           126,130,678    95,591,231
9-03(7)(2)  Allowance for losses              2,366,532     1,923,690
9-03(11)    Total assets                    156,910,585   115,989,833
9-03(12)    Deposits                        138,043,950   102,525,727
9-03(13)    Short-term borrowings                     0             0
9-03(15)    Other liabilities                 1,831,492       827,685
9-03(16)    Long-term debt                    1,000,000             0
9-03(19)    Preferred stock -
             mandatory redemption                     0             0
9-03(20)    Preferred stock -
             no mandatory redemption                  0             0
9-03(21)    Common stock                     10,490,315     7,649,291
9-03(22)    Other stockholders' equity        5,544,828     4,987,130
9-03(23)    Total liabilities and
             stockholders' equity           156,910,585   115,989,833
9-04(1)     Interest and fees on loans        3,112,819     2,423,249
9-04(2)     Interest and dividends
             on investments                     320,470       221,471
9-04(4)     Other interest income                     0             0
9-04(5)     Total interest income             3,433,289     2,644,720
9-04(6)     Interest on deposits              1,643,618     1,277,864
9-04(9)     Total interest expense            1,643,929     1,277,864
9-04(10)    Net interest income               1,789,360     1,366,856
9-04(11)    Provision for loan losses           245,000       165,000
9-04(13)(h) Investment securities gains/losses        0             0
9-04(14)    Other expenses                    1,464,218       781,162
9-04(15)    Income/loss before income tax       396,030       585,092
9-04(17)    Income/loss before
             extraordinary items            $   396,030  $    585,292
9-04(18)    Extraordinary items, less tax             0             0
9-04(19)    Cumulative change in
             accounting principles                    0             0
9-04(20)    Net income or loss                  217,469       328,092
9-04(21)    Earnings per share - basic              .13           .22
9-04(21)    Earnings per share - diluted            .11           .19

I.B.5.      Net yield - interest earning
             assets - actual                       5.13%         5.09%
III.C.1(a)  Loans on non-accrual                254,038       397,432
III.C.1(b)  Accruing loans past due
             90 days or more                          0       351,662
III.C.1(c)  Troubled debt restructuring               0             0
III.C.2.    Potential problem loans             811,253       170,166
IV.A.1      Allowance for loan losses -
             beginning of period              2,015,645     1,824,179
IV.A.2      Total chargeoffs                    102,383        70,402
IV.A.3      Total recoveries                      6,552         4,913
IV.A.4      Allowance for loan losses -
             end of period                    2,366,532     1,923,690
IV.B.1      Loan loss allowance allocated to
             domestic loans                   2,350,000     1,890,000
IV.B.2      Loan loss allowance allocated to
             foreign loans                            0             0
IV.B.3      Loan loss allowance - unallocated    16,532        33,690