Form 10QSB
period 2000-06-30
COMMUNITY NATIONAL BANCORPORATION
filed 2000-08-04
CIK 855386

SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, D.C. 20549
                  ---------------------------
                         FORM 10-QSB

(Mark One)

 X	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
---	EXCHANGE ACT OF 1934
	For the quarterly period ended June 30, 2000.

                              OR

  	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
---	SECURITIES EXCHANGE ACT OF 1934
	For the transition period from               to
                                     -------------    ------------

                  Commission File No. 33-31013-A

                COMMUNITY NATIONAL BANCORPORATION
------------------------------------------------------------------
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

	Common stock, no par value per share, 1,743,833 shares outstanding as of July 28, 2000.


                         (Page 1 of 16)



PART I - FINANCIAL INFORMATION


    Item 1.  Financial Statements
    -----------------------------

                     COMMUNITY NATIONAL BANCORPORATION
                             ASHBURN, GEORGIA
                        CONSOLIDATED BALANCE SHEETS

                                 ASSETS
                                 ------

                                              June 30,         December 31,
                                                2000              1999
                                             -----------       -----------
                                             (Unaudited)       (Unaudited)
                                             -----------       -----------

Cash and due from banks                     $  5,042,253      $  2,568,037
Federal funds sold                            12,745,000         8,540,000
                                             -----------       -----------
  Total cash and cash equivalents           $ 17,787,253      $ 11,108,037
Securities:
 Available for sale, at fair values           15,447,713         9,708,104
Loans, net                                   138,536,456        98,895,489
Property and equipment, net                    6,219,978         4,705,403
Other real estate owned                          520,000           580,000
Goodwill, net                                  1,909,991              - -
Other assets                                   4,168,522         3,340,482
                                             -----------       -----------
Total Assets                                $184,589,913      $128,337,515
                                             ===========       ===========


                       LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
 Deposits
  Non-interest bearing deposits             $ 12,103,703      $  6,411,554
  Interest bearing deposits                  148,359,441       107,918,532
                                             -----------       -----------
    Total deposits                          $160,463,144      $114,330,086
Note payable                                   1,392,000              - -
FHLB borrowings                                5,000,000              - -
Other liabilities                              1,308,864           803,448
                                             -----------       -----------
  Total liabilities                         $168,164,008      $115,133,534
                                             -----------       -----------

Commitments and contingencies

Shareholders' Equity:
 Common stock, no par value, 50,000,000
 shares authorized, 1,733,833 and 1,534,711
 shares issued and outstanding at June 30,
 2000 and December 31, 1999, respectively   $ 10,596,886      $  7,702,091
 Retained earnings                             6,076,871         5,731,110
 Unrealized gain (loss) on securities, net      (247,852)         (229,220)
                                             -----------       -----------
  Total Shareholders' Equity                  16,425,905      $ 13,203,981
                                             -----------       -----------
Total liabilities and shareholders' equity  $184,589,913      $128,337,515
                                             ===========       ===========


          Refer to notes to the consolidated financial statements.



                  COMMUNITY NATIONAL BANCORPORATION
                           ASHBURN, GEORGIA
                  CONSOLIDATED STATEMENTS OF INCOME
                     FOR THE THREE MONTHS ENDED

                                               June 30,
                                         2000          1999
                                         ----          ----

Interest income                       $3,818,408    $2,671,550
Interest expense                       1,929,623     1,286,557
                                       ---------     ---------

Net interest income                   $1,888,785    $1,384,993

Provision for possible loan losses       195,000       295,000
                                       ---------     ---------

Net interest income after provision
 for possible loan losses             $1,693,785    $1,089,993
                                       ---------     ---------

Other income
 Service charges                      $  276,976    $  143,623
 Other fees                               75,231        86,261
                                       ---------     ---------
  Total other income                  $  352,207    $  229,884
                                       ---------     ---------

Salaries and benefits                 $  776,590    $  431,530
Advertising and business development      69,459        42,196
Repairs and maintenance                   74,694        28,347
Depreciation and amortization            142,472        51,060
Legal and professional                   123,123        66,929
Data processing                           81,556        37,296
Regulatory fees and assessments           23,221         3,889
Other operating expenses                 288,853       209,269
                                       ---------     ---------
  Total operating expenses            $1,579,968    $  870,516
                                       ---------     ---------

Net income before taxes               $  466,024    $  449,361
Provision for income taxes               184,260       128,000
                                       ---------     ---------

Net income after taxes                $  281,764    $  321,361
                                       =========     =========



Basic income per share                $      .16    $      .21
                                       =========     =========

Diluted income per share              $      .14    $      .19
                                       =========     =========


    Refer to notes to the consolidated financial statements.



             COMMUNITY NATIONAL BANCORPORATION
                    ASHBURN, GEORGIA
             CONSOLIDATED STATEMENTS OF INCOME
               FOR THE SIX MONTHS ENDED

                                               June 30,
                                         2000          1999
                                         ----          ----

Interest income                       $7,251,697    $5,316,270
Interest expense                       3,573,552     2,564,421
                                       ---------     ---------

Net interest income                   $3,678,145    $2,751,849

Provision for possible loan losses       440,000       460,000
                                       ---------     ---------

Net interest income after provision
 for possible loan losses             $3,238,145    $2,291,849
                                       ---------     ---------

Other income:
 Service charges                      $  518,065    $  274,920
 Other fees                              150,030       119,362
                                       ---------     ---------
  Total other income                  $  668,095    $  394,282
                                       ---------     ---------

Salaries and benefits                 $1,526,297    $  830,720
Advertising and business development     107,828        76,300
Repairs and maintenance                  125,350        55,450
Depreciation                             255,813       100,320
Legal and professional                   220,081       112,960
Data processing                          158,698        76,846
Regulatory fees and assessments           45,750        33,578
Other operating expenses                 604,369       365,504
                                       ---------     ---------
  Total operating expenses            $3,044,186    $1,651,678
                                       ---------     ---------

Net income before taxes               $  862,054    $1,034,453
Provision for income taxes               362,821       385,000
                                       ---------     ---------

Net income after taxes                $  499,233    $  649,453
                                       =========     =========


Basic income per share                $      .29    $      .43
                                       =========     =========

Diluted income per share              $      .26    $      .38
                                       =========     =========


     Refer to notes to the consolidated financial statements.



               COMMUNITY NATIONAL BANCORPORATION
                      ASHBURN, GEORGIA
             CONSOLIDATED STATEMENTS OF CASH FLOWS
                        (UNAUDITED)


                                              For the six-month period
                                                   Ended June 30,
                                             --------------------------
                                                2000            1999
                                                ----            ----

Cash flows from operating activities:       $    909,681   $  1,276,421
                                             -----------    -----------
Cash flows from investing activities:
  Increase in goodwill purchased            $ (1,953,000)  $       - -
  Purchase of fixed assets                    (1,727,378)      (948,585)
  Purchase of securities, AFS                 (6,010,502)    (2,103,411)
  Maturity and paydowns, AFS                     275,000      1,487,921
  (Increase) in loans, net                   (40,080,967)   (11,487,574)
                                             -----------    -----------
Net cash used by investing activities       $(49,496,847)  $(13,051,649)
                                             -----------    -----------

Cash flows from financing activities:
  Increase in borrowings                    $  6,392,000   $       - -
  Increase in deposits                        46,133,058     (2,075,460)
  Payment of cash dividends                     (153,471)      (151,887)
  Exercise of stock warrants                      36,000           - -
  Issuance of common stock                     2,858,795           - -
                                             -----------    -----------
Net cash provided by financing activities   $ 55,266,382   $ (2,227,347)
                                             -----------    -----------

Net increase in cash and cash equivalents   $  6,679,216   $(14,002,575)
Cash and cash equivalents,
 beginning of period                          11,108,037     19,247,203
                                             -----------    -----------
Cash and cash equivalents, end of period    $ 17,787,253   $  5,244,628
                                             ===========    ===========


       Refer to notes to the consolidated financial statements.



                  COMMUNITY NATIONAL BANCORPORATION
                          ASHBURN, GEORGIA
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (UNAUDITED)
         FOR THE SIX-MONTH PERIODS ENDED JUNE 30, 1999 AND 2000


                                                       Accumulated
                  Common Stock                            Other
                ------------------  Paid in   Retained Comprehensive
                Shares   Par Value  Capital   Earnings    Income      Total
                ------   ---------  -------   --------    ------      -----
Balance,
 Dec 31,
 1998       1,518,871 $     - -   $ 7,649,291 $4,829,006 $  43,197  $12,521,494
            ---------  ----------  ----------  ---------  --------   ----------

Comprehensive Income:
--------------------
Net income,
 six-month
 period ended
 June 30, 1999   - -         - -       - -       649,453      - -       649,453

Net unrealized
 (losses) on
 securities,
 six-month
 period ended
 June 30,.1999  - -         - -       - -         - -    (151,421)    (151,421)
            ---------  ----------  ----------  ---------  --------   ----------

Less: Distribution
 of dividends    - -         - -       - -      (151,887)     - -      (151,887)
            ---------  ----------  ----------  ---------  --------   ----------

Balance,
 June 30,
 1999       1,518,871 $     - -   $ 7,649,291 $5,326,572 $(108,224) $12,867,639
            =========  ==========  ==========  =========  ========   ==========


Balance,
 December 31,
 1999       1,534,711 $     - -   $ 7,702,091 $5,731,110 $(229,220) $13,203,981
            ---------  ----------  ----------  ---------  --------   ----------

Common stock
 issued       188,322       - -     2,858,795      - -        - -     2,858,795

Stock warrants
 exercised     10,800       - -        36,000      - -        - -        36,000

Comprehensive Income:
---------------------
Net income,
 six-month
 period ended
 June 30,
 2000          - -         - -          - -      499,233     - -        499,233

Net unrealized
 (losses) on
 securities, six-
 month period
 ended June 30,
 2000          - -         - -          - -         - -    (18,632)     (18,632)
            ---------  ----------  ----------  ---------  --------   ----------

Less: Distribution
 of dividends    - -         - -       - -      (153,472)     - -      (153,472)
            ---------  ----------  ----------  ---------  --------   ----------

Balance,
 June 30,
 2000       1,733,833 $      - -  $10,596,886 $6,076,871 $(247,852) $16,425,905
            =========  ==========  ==========  =========  ========   ==========


         Refer to notes to the consolidated financial statements.



                COMMUNITY NATIONAL BANCORPORATION
                         ASHBURN, GEORGIA
              NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
                          JUNE 30, 2000


NOTE 1 - BASIS OF PRESENTATION

	The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month and six-month periods ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. These statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in Form 10-KSB for the year ended December 31, 1999.


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


Item 2 - Management Discussion and Analysis of Financial Condition
------------------------------------------------------------------
and Results of Operation.
------------------------


Liquidity and sources of capital
--------------------------------

	Community National Bancorporation (the "Company") was organized in August, 1989 and began banking operations through its wholly owned subsidiary, Community National Bank ("CNB Ashburn"), on August 6, 1990. Since then, CNB Ashburn established three additional branches and has total assets approximating $137.0 million at June 30, 2000. During 1999, the Company sold additional stock for approximately $4.0 million, utilizing the proceeds to establish another subsidiary, Cumberland National Bank, St. Marys, Georgia ("CNB St. Marys"). CNB St. Marys began operations in October of 1999 and, as of June 30, 2000, had total assets of approximately $25.8 million. On February 24, 2000, the Company acquired Tarpon Financial Corporation and its 100% owned subsidiary, First National Bank, Tarpon Springs, Florida ("FNB Tarpon Springs").
 As of June 30, 2000, FNB Tarpon Springs had $20.4 million in total assets.

	The Company commenced operations in 1990 with $3.4 million in its capital accounts. By June 30, 2000, the capital accounts had increased to $16.4 million through the sale of additional stock and through retained earnings. As evidenced by the table below, all three subsidiary banks are well capitalized.

                            Minimum          Risk      Minimum
                 Leverage  Regulatory       Weighted  Regulatory
Bank              Ratio    Guidelines        Ratio    Guidelines
----              -----    ----------        -----    ----------
CNB Ashburn        8.1%       4.0%            10.4%      8.0%
CNB St. Marys     12.2%       4.0%            19.2%      8.0%
FNB Tarpon Spgs   11.1%       4.0%            19.1%      8.0%


	During the six-month period ended June 30, 2000, total assets increased by $56.3 million to $184.6 million, representing an increase of 43.9% in total resources. Of the $56.3 million increase in total assets, approximately $19.2 million is due to the acquisition of FNB Tarpon Springs. If one discounts the above acquisition, assets grew by $37.1 million, or by an annualized rate of 57.3%. During the six-month period ended June 30, 2000, cash and cash equivalents increased by $6.7 million, securities increased by $5.7 million, loans increased by $39.6 million, property and equipment increased by $1.5 million, and other assets, including goodwill, increased by $2.6 million. To fund the above growth, deposits, borrowings and other liabilities increased by $46.1 million, $6.3 million and $.5 million, respectively. In addition, the capital accounts, including retained earnings, increased by $3.2 million.

	Liquidity is the Company's ability to meet all deposit withdrawals immediately, while also providing for the credit needs of customers. The June 30, 2000 financial statements evidence a satisfactory liquidity position as total cash and cash equivalents amounted to $17.8 million, representing 9.6% of total assets. Investment securities amounted to $15.4 million, representing 8.3% of total assets; these securities provide a secondary source of liquidity since they can be converted into cash in a timely manner.
 The subsidiary Banks are members of the Federal Reserve System and are maintaining relationships with several correspondent banks; accordingly, they could obtain funds on short notice. The Company's management closely monitors and maintains appropriate levels of interest earning assets and interest bearing liabilities, so that maturities of assets are such that adequate funds are provided to meet customer withdrawals and loan demand. The Company is not aware of any trends, demands, commitments, events or uncertainties that will result in or are reasonably likely to result in its liquidity increasing or decreasing in any material way.


Results of Operations
---------------------

	For the three-month periods ended June 30, 2000 and 1999, net income amounted to $281,764 and $321,361, respectively. For the three-month periods ended June 30, 2000 and 1999, diluted earnings per share amounted to $.14 and $.19, respectively. Basic earnings per share amounted to $.16 and $.21 for the three month periods ended June 30, 2000 and 1999, respectively. In general, earnings per share were lower during the three-month period ended June 30, 2000 when compared to the three-month period ended June 30, 1999.
The difference is due to the addition of two new subsidiary banks. CNB St. Marys opened in October, 1999 and is expected to negatively impact income until it reaches a point of critical mass and turns profitable. The acquisition of FNB Tarpon Springs on February 24, 2000 also negatively impacted income because of the costs of consummating the transaction. The Company continues to invest heavily in CNB St. Marys and FNB Tarpon Springs to build up their infrastructure in order to support the growth in assets. It is believed that when the above two banks attain economies of scale, operating expenses as a percent of total assets will decline, resulting in conditions more conducive to attainment of profitability.

	For the six-month periods ended June 30, 2000 and 1999, net income amounted to $499,233 and $649,453, respectively. On a per share basis, diluted earnings per share declined from $.38 for the six-month period ended June 30, 1999 to $.26 for the six-month period ended June 30, 2000. Basic earnings per share declined from $.43 for the six-month period ended June 30, 1999 to $.29 for the six-month period ended June 30, 2000. As discussed above, the decline in income is due to significantly higher operating expenses associated with the establishment of CNB St. Marys and the acquisition of FNB Tarpon Springs. In addition to the above, earnings per share declined because the number of shares have increased by 214,962, from 1,518,871 (06-30-99) to 1,733,833 (06-30-
00). Below is a more detailed discussion concerning results of operations for the six-month periods ended June 30, 2000 and 1999.

a. Earning assets have increased from $110.0 million at June 30, 1999 to $169.1 million at June 30, 2000. As a consequence, net interest income, which represents the difference between interest received on interest earning assets and interest paid on interest bearing liabilities, has increased from $2,751,849 to $3,678,145 for the same period one year later, representing an increase of $926,296, or 33.7%.

b. Net yield on earning assets increased from 4.94% for the six-month period ended June 30, 1999 to 5.06% for the six-month period ended June 30, 2000. The reason for the increase in the net yield on earning assets is twofold: (i) the yield on earning assets increased by .7%, from 9.36% (06-30-99) to 10.06% (06-30-00), and (ii) the cost of funds increased by .44%, from 4.52% (06-30-99) to 4.96% (06-30-00), an increase
    (.44%) lower than the increase (.70%) in the yield on earning assets.

c. Other income increased from $394,282 for the six-month period ended June 30, 1999 to $668,095 for the six-month period ended June 30, 2000. The above increase of $273,813 represents a 69.4% improvement. This increase is primarily due to increased activity in transactional accounts due to a higher deposit base, as well as to increases in the fee structure.
    As a percent of total assets, other income increased from .66% for the six-month period ended June 30, 1999 to .72% for the six-month period ended June 30, 2000.

d. Other operating expenses increased from $1,651,678 for the six-month period ended June 30, 1999 to $3,044,186 for the six-month period ended June 30, 2000. The above increase amounting to $1,392,508 represents an increase of 84.3%. The primary reasons for the increase are expenses associated with building the infrastructure necessary to support the growth and profitability of CNB St. Marys and FNB Tarpon Springs. As a percent of total assets, other operating expenses increased from 2.74% for the six-month period ended June 30, 1999 to 3.30% for the six-month period ended June 30, 2000.

At June 30, 2000, the allowance for loan losses amounted to $2.44 million, or 1.73% of gross loans. At December 31, 1999, the allowance amounted to $2.02 million, or 2.00% of gross loans. Management considers the allowance for loan losses to be adequate and sufficient to absorb possible future losses; however, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses or that additional provisions to the allowance will not be required.

The Company is not aware of any current recommendation by the regulatory authorities which, if they were to be implemented, would have a material effect on the Company's liquidity, capital resources, or results of operations.



                      PART II.  OTHER INFORMATION


Item 1.  Legal Proceedings.
         -----------------

	There are no material pending legal proceedings to which the Company or the subsidiary Banks are a party or of which any of their property is the subject.


Item 2.  Changes in Securities.
         ---------------------

	(a)   None.
	(b)   None.


Item 3.  Defaults Upon Senior Securities.
         -------------------------------

	None.


Item 4.  Submission of Matters to a Vote of Security Holders.
         ---------------------------------------------------

	At the annual meeting of the shareholders, which took place on May 10, 2000, the only matter voted upon was election of directors. Management solicited proxies with respect to this matter, which solicitation was not opposed. All of the incumbent directors were nominated and re-elected. The number of votes cast for the election was 1,070,820, against the election was 23,459, with no abstentions and broker non-votes.


Item 5.  Other Information.
         -----------------

	None.


Item 6.  Exhibits and Reports on Form 8-K.
         --------------------------------

	(a)  Exhibits:
	     27.1 - Financial data schedule (for SEC use only).

	(b) Reports on Form 8-K. Registrant filed no report on Form 8-K during the quarter ended June 30, 2000.



                           SIGNATURES


	Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                           COMMUNITY NATIONAL BANCORPORATION
                           ---------------------------------
                           (Registrant)


Date: August 4, 2000     BY: /s/ T. Brinson Brock
      ----------------       -------------------------------------
                             T. Brinson Brock
                             President and Chief Executive Officer
                             (Principal Executive, Financial and
                              Accounting Officer)