Form 10QSB
period 2000-09-30
COMMUNITY NATIONAL BANCORPORATION
filed 2000-11-08
CIK 855386

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

___________________________________________

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2000.

Commission File No. 33-31013-A

COMMUNITY NATIONAL BANCORPORATION

(Exact name of small business issuer as specified in its charter)

Georgia (State of Incorpration)	58-1856963 (I.R.S. Employer Identification No.)

561 E. Washington Avenue, P.O. Box 2619, Ashburn, Georgia 31714
(Address of Principal Executive Offices)

(229) 567-9686
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

Yes X No ______

APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date.

Common stock, no par value per share, 1,823,507 shares outstanding as of November 8, 2000.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

COMMUNITY NATIONAL BANCORPORATION
ASHBURN, GEORGIA
Consolidated balance Sheets
ASSETS
	September 30, 2000 (Unaudited)	December 31, 1999 (Unaudited)

Cash and due from banks
Federal funds sold
TOTAL CASH AND CASH EQUIVALENTS
Securities:
Available for sale, at fair values
Loans, net
Property and equipment, net
Other real estate owned
Goodwill, net
Other assets
Total Assets

	$3,424,785 8,420,000 $11,824,785 11,998,566 156,512,420 6,284,215 25,450 1,878,615 5,024,659 $193,568,710	$2,568,037 8,540,000 $11,108,037 9,708,104 98,895,489 4,705,403 580,000 - - 3,340,482 $128,337,515
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities: Deposits Non-interest bearing deposits Total deposits Note payable FHLB borrowings Other liabilities Total liabilities	$12,195,242 156,331,978 $168,527,220 1,192,000 5,000,000 1,644,136 $176,363,356	$6,411,554 107,918,532 $114,330,086 - - - - 803,448 $115,133,534
Commitments and contingencies

Shareholder's Equity:
Common stock, no par value, 50,000,000
shares authorized, 1,823,507 and 1,534,711
shares issued and outstanding at Sept. 30,
2000 and December 31, 1999, respectively
Retained earnings
Unrealized (loss) on securities AFS, net
Total Shareholders' Equity
Total liabilities and shareholders' equity

	$10,895,800 6,447,907 (138,353) 17,205,354 $193,568,710	$7,702,091 5,731,110 (229,220) $13,203,981 $128,337,515

Refer to notes to the consolidated financial statements.

COMMUNITY NATIONAL BANCORPORATION
ASHBURN, GEORGIA
Unaudited Consolidated Statements of Income
for the three months ended
	September 30,
	2000	1999
Interest Income Interest expense	$4,499,154 2,400,897	$2,804,444 1,360,430
Net interest income	$2,098,257	$1,444,014
Provisions for possible loan losses	165,000	200,064
Net interest income after provisions for possible loan losses	$1,933,257	$1,243,950
Service charges on deposit accounts Other income Total other income	$291,649 65,309 $356,958	$156,137 21,729 $177,866

Salaries and benefits
Advertising and business development
Repairs and maintenance
Depreciation
Legal and professional
Data processing
Regulatory fees and assessments
Other operating expenses
Total other expenses

	$785,052 41,238 37,649 75,351 27,241 102,059 26,253 488,837 $1,583,680	$378,951 29,122 31,945 49,390 62,509 40,591 16,101 152,856 $761,465
Net income before taxes Provision for income taxes	$706,535 335,500	$660,351 255,800
Net income after taxes	$371,035	$404,551
Basic income per share	$ .20	$ .27
Diluted income per share	$ .18	$ .23

Refer to notes to the consolidated financial statements.

COMMUNITY NATIONAL BANCORPORATION
ASHBURN, GEORGIA
Unaudited Consolidated Statements of Income
for the nine months ended
	September 30,
	2000	1999
Interest Income Interest expense	$11,750,851 5,974,449	$8,120,714 3,924,851
Net interest income	$ 5,776,402	$4,195,863
Provisions for possible loan losses	605,000	660,064
Net interest income after provisions for possible loan losses	$5,171,402	$3,535,799
Service charges on deposit accounts Other income Total other income	809,714 215,339 $1,025,053	$431,057 141,091 $572,148

Salaries and benefits
Advertising and business development
Repairs and maintenance
Depreciation
Legal and professional
Data processing
Regulatory fees and assessments
Other operating expenses
Total other expenses

	$2,311,349 149,066 162,999 331,164 247,322 260,757 72,003 1,093,206 $4,627,866	$1,209,671 105,422 87,395 149,710 175,469 117,437 49,679 518,360 $2,413,143
Net income before taxes Provision for income taxes	$1,568,589 698,321	$1,694,804 640,800
Net income after taxes	$870,268	$1,054,004
Basic income per share	$ .48	$ .69
Diluted income per share	$ .44	$ .59

Refer to notes to the consolidated financial statements.

COMMUNITY NATIONAL BANCORPORATION
ASHBURN, GEORGIA
Unaudited Consolidated Statements of Cash Flows
for the three quarters ended
	September 30,
	2000	1999
Cash flows from operating activities	$1,037,328	$1,161,007

Cash flows from investing activities:
Reduction in other real estate owned
Increase in goodwill
Securities, available-for-sale
Purchase of securities
Maturity and paydowns
(Increase) in loans, net
Purchase of property and equipment
Net cash used in investing activities

	$554,500 (1,953,000) (6,210,502) 4,000,907 (58,221,931) (1,909,976) $(63,739,952)	$ - - - - (2,103,411) 1,487,921 (16,962,801) (1,900,073) $(19,478,264)

Cash flows from financing activities:
Increase in borrowings
Increase in customer deposits
Issuance of common stock
Payment of cash dividends
Exercise of stock warrants/options
Net cash provided from financing activities

	$6,192,000 54,197,134 2,858,795 (153,471) 334,914 $63,429,372	$ - - 3,982,105 - - (151,887) 52,800 $3,883,018
Net increase in cash and cash equivalents Cash and cash equivalents, beginning of period Cash and cash equivalents, end of period	$726,748 11,108,037 $11,834,785	$(14,434,239) 19,247,203 $4,812,964

Refer to notes to the consolidated financial statements.

COMMUNITY NATIONAL BANCORPORATION
ASHBURN, GEORGIA
Consolidated Statements of Changes in Shareholders' Equity (Unaudited)
for the nine-month periods ended September 30, 1999 and 2000
	Common Stock		Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income
	Shares	Par Value				Total
Balance December 31, 1998	1,518,871	$ - -	$7,649,291	$4,829,006	$43,197	$12,521,494
Stock warrants exercised	15,840	- -	52,800	- -	- -	52,800
Comprehensive Income: Net income, nine-month period ended September 30, 1999	- -	- -	- -	1,054,004	- 0-	1,054,004
Net unrealized (losses) on securities, nine-month period ended September 30, 1999	- -	- -	- -	- -	(206,078)	(206,078)
Less: Distribution of dividends	- -	- -	- -	(151,887)	- -	(151,887)
Balance, September 30, 1999	1,534,711	$- -	$7,702,091	$5,731,123	$(162,881)	$13,270,333
Balance, December 31, 1999	1,534,711	$- -	$7,702,091	$5,731,110	$(229,220)	($13,203,981)
Common stock issued	188,322	- -	2,858,795	- -	- -	2,858,795
Stock warrants exercised	84,634	- -	282,114	- -	- -	282,114
Stock options exercised	15,840	- -	52,800	- -	- -	52,800
Comprehensive Income: Net income, nine-month period ended September 30, 2000	- -	- -	- -	870,268	- -	870,268
Net unrealized (losses) on securities, nine-month period ended September 30, 2000	- -	- -	- -	- -	90,867	90,867
Less: Distribution of dividends	- -	- -	- -	(153,472)	- -	(153,472)
Balance, September 30, 2000	1,823,507	$ - -	$10,895,800	$6,447,907	$(138,353)	$17,205,354

Refer to notes to the consolidated financial statements.

COMMUNITY NATIONAL BANCORPORATION
ASHBURN, GEORGIA
Notes to financial Statements (Unaudited)
September 30, 2000

Note 1 - Basis of Presentation

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to form 10-QSB. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month and nine-month periods ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. These statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in Form 10-KSB for the year ended December 31, 2000.

Note 2 - Organization of the Business

Community National Bancorporation, Ashburn, Georgia (the "Company") was organized in August, 1989 to serve as a holding company for a proposed de novo bank, Community National Bank, Ashburn, Georgia ("CMB Ashburn"). During 1998, the Company sold and issued 400,000 shares of its common stock at $10.00 per share. This public offering yielded approximately $4.0 million, all of which was invested during 1999 in a de novo bank, Cumberland national Bank, St. Marys, Georgia, ("CNB St. Marys"). On February 24, 2000, the Company acquired Tarpon Financial Corporation and its 100% owned subsidiary bank, First National Bank, Tarpon Springs, Florida ("FNB Tarpon Springs"). The above acquisition was effected through both the exchange of shares and the payment of cash. The Banks are primarily engaged in the business of obtaining deposits and providing commercial, consumer and real estate loans to the general public. Bank Deposits are each insured up to $100,000 by the Federal Deposit Insurance Corporation (the "FDIC") subject to certain limitations imposed by the FDIC.

COMMUNITY NATIONAL BANCORPORATION
ASHBURN, GEORGIA
Notes to financial Statements (Unaudited)
September 30, 2000

Note 3 - Recent Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes new accounting and reporting activities for derivatives. The Standard requires all derivatives to be (i) measured at fair market value and (ii) recognized as either assets or liabilities in the balance sheet. Under certain conditions, a derivative may be specifically designated as a hedge. Accounting for the changes in fair value of a derivative depends on the intended use of the derivative and the resulting designation. In July 1999, the Financial Accounting Standards Board issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of SFAS No. 133." SFAS No. 137 delays the effective date of SFAS No. 133 for one year. In June 2000, the Financial Accounting Standards Board issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities, an amendment of SFAS No. 133." SFAS No. 138 amends certain provisions of SFAS No. 133. Adoption of the Standard is required for the Company's December 31, 2001, financial statements with early adoption allowed as of the beginning of any quarter after June 30, 1998. Adoption is not expected to result in a material financial impact based on the Company's limited use of derivatives.

Item 2. - Management Discussion and Analysis of Financial Condition and Results of Operation.

Liquidity and sources of capital

Community National Bancorporation (the "Company") was organized in August, 1989 and began banking operations through its wholly owned subsidiary, CNB Ashburn, on August 6, 1990. Since then, CNB Ashburn established three additional branches and has total assets approximating $145.7 million at September 30, 2000. During 1998, the Company sold additional stock for approximately $4.0 million, utilizing the proceeds to establish another subsidiary, CNB St. Marys. CNB St. Marys began operations in October of 1999 and, as of September 30, 2000, had total assets of approximately $28.2 million. On February 24, 2000, the Company acquired FNB Tarpon Springs which, as of September 30, 2000, had $20.3 million in total assets.

The Company commenced operations in 1990 with $3.4 million in its capital accounts. By September 30, 2000, the capital accounts had increased to $17.2 million through the sale of additional stock and through retained earnings. As evidenced by the table below, all three subsidiary banks are well capitalized as of September 30, 2000.

Bank	Leverage Ratio	Minimum Regulatory Guidelines	Risk Weighted Ratio	Minimum Regulatory Guidelines
CNB Ashburn CNB arys FNB Tarpon Spgs	7.7% 16.0% 11.1%	4.0% 4.0% 4.0%	9.9% 15.6% 16.5%	8.0% 8.0% 8.0%

During the nine-month period ended September 30, 2000, total assets increased by $65.2 million to $193.6 million, representing an increase of 50.8% in total resources. Of the $65.2 million increase in total assets, approximately $19.2 million is due to the acquisition of FNB Tarpon Springs. If one discounts the above acquisition, assets grew by $46.0 million, or by an annualized rate of 47.8%. During the nine-month period ended September 30, 2000, cash and cash equivalents increased by $.8 million, securities increased by $2.3 million, loans increased by $57.6 million, property and equipment increased by $1.6 million, and other assets, including goodwill, increased by $3.0 million. To fund the above growth, deposits, borrowings and other liabilities increased by $54.2 million, $6.2 million and $.8 million, respectively. In addition, the capital accounts, including retained earnings, increased by $4.0 million.

Liquidity is the Company's ability to meet all deposit withdrawals immediately, while also providing for the credit needs of customers. The September 30, 2000 financial statements evidence a satisfactory liquidity position as total cash and cash equivalents amounted to $11.8 million, representing 6.1% of total assets. Investment securities amounted to $12.0 million, representing 6.2% of total assets; these securities provide a secondary source of liquidity since they can be converted into cash in a timely manner. The subsidiary Banks are members of the Federal Reserve System and are maintaining relationships with several correspondent banks; accordingly, they could obtain funds on short notice. The Company's management closely monitors and maintains appropriate levels of interest earning assets and interest bearing liabilities, so that maturities of assets are such that adequate funds are provided to meet customer withdrawals and loan demand. The Company is not aware of any trends, demands, commitments, events or uncertainties that will result in or are reasonably likely to result in its liquidity increasing or decreasing in any material way.

Results of Operations

For the three-month periods ended September 30, 2000 and 1999, net income amounted to $371,035 and $404,551, respectively. For the three-month periods ended September 30, 2000 and 1999, diluted earnings per share amounted to $.18 and $.23, respectively. Basic earnings per share amounted to $.20 and $.27 for the three month periods ended September 30, 2000 and 1999, respectively. In general, earnings per share were lower during the three-month period ended September 30, 2000 when compared to the three-month period ended September 30, 1999. The difference is due to the addition of two new subsidiary banks. CNB St. Marys opened in October, 1999 and is expected to negatively impact income until it reaches a point of critical mass and turns profitable. The acquisition of FNB Tarpon Springs on February 24, 2000 also negatively impacted income because of the costs of consummating the transaction as well as changes implemented to increase the operational efficiency of the Bank. The Company continues to invest heavily in CNB St. Marys and FNB Tarpon Springs to build up their infrastructure in order to support the growth in assets. It is believed that when the above two banks attain economies of scale, operating expenses as a percent of total assets will decline, resulting in conditions more conducive to attainment of profitability.

For the nine-month periods ended September 30, 2000 and 1999, net income amounted to $870,268 and $1,054,004, respectively. On a per share basis, diluted earnings per share declined from $.59 for the nine-month period ended September 30, 1999 to $.44 for the nine-month period ended September 30, 2000. Basic earnings per share declined from $.69 for the nine-month period ended September 30, 1999 to $.48 for the nine-month period ended September 30, 2000. As discussed above, the decline in income is due to significantly higher operating expenses associated with the establishment of CNB St. Marys and the acquisition of FNB Tarpon Springs. In addition to the above, earnings per share declined because the number of shares have increased by 288,796, from 1,534,711 (09-30-99) to 1,823,507 (09-30-00). Below is a more detailed discussion concerning results of operations for the nine-month periods ended September 30, 2000 and 1999.

a. Average earning assets have increased from $107.5 million at September 30, 1999 to $149.3 million at September 30, 2000. As a consequence, net interest income, which represents the difference between interest received on interest earning assets and interest paid on interest bearing liabilities, has increased from $4,195,863 to $5,776,402 for the same period one year later, representing an increase of $1,580,539, or 37.7%.

b. Net yield on earning assets declined from 5.20% for the nine-month period ended September 30, 1999 to 5.16% for the nine-month period ended September 30, 2000. Despite the decline in the net yield from 1999 to 2000, the fact that it remained above 5.00% is encouraging.

c. Other income increased from $572,148 for the nine-month period ended September 30, 1999 to $1,025,053 for the nine-month period ended September 30, 2000. The above increase of $452,905 represents a 79.2% improvement. This increase is primarily due to increased activity in transactional accounts due to a higher deposit base, as well as to increases in the fee structure. As a percent of total assets, other income increased from .61% for the nine-month period ended September 30, 1999 to .71% for the nine-month period ended September 30, 2000.

d. Other operating expenses increased from $2,413,143 for the nine-month period ended September 30, 1999 to $4,627,866 for the nine-month period ended September 30, 2000. The above increase amounting to $2,214,723 represents an increase of 91.8%. The primary reasons for the increase are expenses associated with building the infrastructure necessary to support the growth and profitability of CNB St. Marys and FNB Tarpon Springs. As a percent of total assets, other operating expenses increased from 2.59% for the nine-month period ended September 30, 1999 to 3.19% for the nine-month period ended September 30, 2000.

At September 30, 2000, the allowance for loan losses amounted to $2.59 million, or 1.63% of gross loans. At December 31, 1999, the allowance amounted to $2.02 million, or 2.00% of gross loans. Management considers the allowance for loan losses to be adequate and sufficient to absorb possible future losses; however, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses or that additional provisions to the allowance will not be required.

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

None.

Item 5. Other Information.

None.

Item 6. Exhibits and Reports on Form 8-K.

(a) Exhibits:
27 Financial Data Schedule (for SEC use only).

(b) Reports on Form 8-K.
Registrant filed no reports on Form 8-K during the quarter ended September 30, 2000.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 8, 2000	Community National Bancorporation (Registrant) By: /S/ T. Brinson Brock T. Brinson Brock President and Chief Executive Officer (Principal Executive, Financial and Accounting Officer)