Form 10QSB/A
period 2000-09-30
COMMUNITY NATIONAL BANCORPORATION
filed 2000-11-13
CIK 855386

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

___________________________________________

FORM 10-QSB/A

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

Bank	Leverage Ratio	Minimum Regulatory Guidelines	Risk Weighted Ratio	Minimum Regulatory Guidelines
CNB Ashburn CNB Marys FNB Tarpon Spgs	7.7% 16.0% 11.1%	4.0% 4.0% 4.0%	10.23% 15.60% 16.50%	8.0% 8.0% 8.0%

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this amended report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 10, 2000	Community National Bancorporation (Registrant) By: /S/ T. Brinson Brock T. Brinson Brock President and Chief Executive Officer (Principal Executive, Financial and Accounting Officer)