Form 10KSB
period 2000-12-31
COMMUNITY NATIONAL BANCORPORATION
filed 2001-03-30
CIK 855386

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

Annual Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934
For the Fiscal Year Ended December 31, 2000

Commission File Number 33-31013

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

Yes

_________________________

Indicate by a check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-KSB or any amendment to this Form 10-KSB. [X]

The Registrant's revenues for the fiscal year ended December 31, 2000 were $18,029,097.

The aggregate market value of the Common Stock of the Registrant held by non-affiliates of the Registrant on March 9, 2001, was $20,499,030 representing 1,366,602 shares of the Common Stock. The aggregate market value of the Common Stock of the Registrant held by non-affiliates was computed by reference to the average ask and bid price of the Common Stock on the OTC Bulletin Board as of such date (i.e., $15.00 per share). For the purposes of this response, directors, executive officers and holders of 5% or more of the Registrant's Common Stock are considered the affiliates of the Registrant at that date.

The number of shares outstanding of the Registrant's Common Stock as of March 9, 2001: 1,821,635 shares of no par value common stock (the "Common Stock").

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

Community National Bancorporation (hereinafter the "Company" or the "Registrant") was incorporated as a Georgia corporation on August 18, 1989, for the purpose of becoming a bank holding company owning 100% of the outstanding capital stock of Community National Bank ("CNB"), a national banking association chartered under the laws of the United States. The Company received approval to become a bank holding company from the Board of Governors of the Federal Reserve System (the "Fed") on February 16, 1990, and from the Georgia Department of Banking and Finance (the "Georgia Department") on February 19, 1990. On December 14, 1990, the Company completed a public offering of its common stock pursuant to which it raised $3,520,010 from the sale of 352,001 shares at $10.00 per share. The Company used substantially all of the proceeds of its public offering to purchase shares of capital stock of CNB. CNB received its permit to begin business from the Office of the Comptroller of the Currency (the "OCC") on August 6, 1990, and commenced business as a commercial bank on August 6, 1990. Since that date, CNB has engaged in a general commercial banking business, emphasizing the banking needs of individuals, and small to medium-sized business and agricultural enterprises in its primary service area. On April 3, 1992, CNB acquired $11.3 million of deposits from the Resolution Trust Corporation as receiver for First Federal Savings Bank, Ashburn, Georgia. On October 9, 1997, the board of directors of the Company authorized a three-for-one stock split for all shares outstanding as of October 6, 1997. In connection with the stock split, the Company amended its Articles of Incorporation, changing the par value of its common stock from $5.00 to no par.

On September 4, 1997, CNB received approval to open a branch in Cordele, Crisp County, Georgia, which branch commenced business on October 27, 1997. On November 20, 1997, CNB received approval to open a second branch in Ashburn, Turner County, which branch commenced business on September 28, 1998. On December 22, 1998, CNB received approval to open a second branch in Crisp County at 702 South Pecan Street in Cordele, which branch commenced business on February 10, 2000.

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

On February 24, 2000, the Company acquired all of the outstanding capital stock of Tarpon Financial Corporation, a Florida corporation ("Tarpon Financial"), by way of a merger of Tarpon Financial into the Company. The Company paid $3.72 million in a combination of Common Stock and cash in such merger, which was effected pursuant to a Proxy Statement/Prospectus on SEC Form S-4, which became effective on January 27, 2000. Pursuant to such merger, Tarpon Financial's wholly-owned subsidiary, First National Bank, Tarpon Springs ("Tarpon"), in Pinellas County, Florida, a national bank with $1.8 million in capital and $20.7 million in assets, became the third wholly-owned banking subsidiary of the Company.

B.	Business.
1. Services Offered by the Company's Subsidiaries.

CNB, Cumberland and Tarpon (collectively the "Banks"), conduct a commercial banking business serving Turner, Crisp and Camden Counties, Georgia and Pinellas County, Florida. The Banks offer a full range of deposit services, including checking accounts, NOW accounts, savings accounts and other deposits of various types, ranging from daily money market accounts to longer-term certificates of deposit and retirement accounts such as IRA's (Individual Retirement Accounts).

Other services of the Banks include safe deposit boxes, travelers' checks, direct deposit of payroll and social security checks, and automatic drafts for various accounts. second mortgage loans and installment loans for personal use such as education and personal investment, or for the purchase of automobiles or other consumer items. The Banks are members of the Star network of automated teller machines and each of the Banks offers its own credit cards.

The Banks also offer short to medium-term commercial, agricultural and personal loans. Commercial loans include both secured and unsecured loans for working capital (including inventory and receivables), business expansion (including acquisition of real estate and improvements), and purchase of equipment and machinery. CNB is qualified to participate in Small Business Administration lending. Agricultural loans include secured and unsecured loans for row crop production including corn, soybeans, peanuts, cotton and other produce. Consumer loans include secured and unsecured loans for financing automobiles, home improvements, education and personal investments. CNB, Cumberland and Tarpon offer real estate construction and acquisition loans.

2. Market Area and Competition.

The Banks' primary service area includes all of the Georgia counties of Turner, Crisp and Camden and the Florida county of Pinellas. CNB also extends credit to qualified borrowers in the contiguous counties of Tift and Worth, Georgia. Turner County is located approximately 80 miles north of the Georgia-Florida state line, 165 miles south of Atlanta, 38 miles east of Albany, and 180 miles west of Savannah. The county is comprised of the cities of Ashburn, which is the county seat, Sycamore and Rebecca and covers an area of 293 square miles. As of 1998, the population of Turner County was 9099.

Turner County's economy is dependent on agriculture. Management of CNB intends to continue to place a substantial portion of CNB's assets in agricultural loans. This sector of the economy is healthy and remains the largest single force in CNB's market. A significant portion of the agricultural output produced in the county is peanuts. Golden Peanut Company, the largest employer in Turner County, is located in Ashburn, where it operates the largest peanut shelling plant in the Southeast. Coley Farm Services, also headquartered in Ashburn, serves primarily as a peanut buying point for area farmers from three separate locations. Livestock is another important segment of the economy, with the county containing the largest stock yard in Georgia, Turner County Stock Yards. The poultry industry is a growing component of the Turner County economy. A significant number of farmers who built poultry houses have entered into contracts with Tyson Poultry to raise chickens for Tyson Poultry. These contracts have been contributing approximately $1.0 million per year to the local economy. Turner County also contains light manufacturing, primarily in the apparel and textile sector. Other local manufacturing concerns include Tifton Textile, Sunbelt Wood Components, DCR Industries and CentraPack.

During 2000, there was one other bank in Turner County. Management estimates that as of June 30, 2000, deposits in the county totaled $200.9 million, with CNB having approximately 50% of such deposits.

Crisp County is located contiguous to Turner County on its northwest border. Although Crisp County is slightly smaller than Turner County in total area, its population, currently estimated at 20,725, is about twice that of Turner County. Retail trade and service industries are the largest employment sectors in the county. The county's per capita income for 1998 was $18,963. According to its Chamber of Commerce, Crisp County currently has approximately 800 reported business establishments. Wal-Mart, Crisp Regional Hospital, Masonite Corporation and Serco Company are among the largest non-governmental employers in the county.

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

During 2000, there were 6 banks and 10 branches represented in Crisp County. Management estimates that as of June 30, 2000, deposits in the county totaled $258.1 million, with CNB's branches having approximately 8% of such deposits.

Camden County is bordered on the south by the Florida state line and on the east by the Atlantic Ocean and Barrier Islands. In total, Camden County encompasses 630 square miles. The city of St. Marys is located seven miles east of Interstate 95 on Highway 40 extending east to the Atlantic Coast. The economy of this picturesque southern stretch of Camden County relies heavily on its ocean access, ports and natural resources. In 1979, Kings Bay, at St. Marys, was selected as the location of the United States Navy's East Coast Trident submarine base. The base at Kings Bay supports the Submarine Launched Ballistic Missile System, Trident and Ohio Class submarines. The base began operations in 1989 and currently includes ten submarines. In addition to the naval facility, paper, seafood, manufacturing and retail activities contribute to the local economy. Tourism is also a significant factor, due largely to the historic and natural appeal of St. Marys and Cumberland Island. The current population estimate for Camden County is 50,000.

The Company's management believes that Camden County represents a significant growth opportunity for the Company. The county's population has been growing at a steady rate during the 1990's, and Camden County is expected to surpass neighboring Glynn County in population by the year 2001, becoming the leading county in coastal, southern Georgia. During 2000, there were five banks and eleven bank branches in Camden County. Management estimates that, as of June 2000, deposits in the county totaled $209.4 million, with Cumberland having approximately 11% of such deposits.

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

Tarpon's primary service area is northern Pinellas County, Florida, including the city of Tarpon Springs and the contiguous towns of Holiday and Palm Harbor. Pinellas County occupies a peninsula bordered by the Gulf of Mexico on the west and by Tampa Bay on the east, covering approximately 264 square miles. The county had a permanent population of 893,468 in 2000, some 40,921 additional seasonal residents, and an estimated 4,251,045 visitors. Tarpon Springs is the county's oldest city. It was incorporated in 1887 and quickly developed as a winter resort and vacation destination. In 1905, Greek immigrants began harvesting natural sponges from the adjacent Spring Bayou, and today Tarpon Springs ranks among the world's leading producer of natural sponges. Tourism and service industries are the area's other principal industries. There are currently eight banks serving Tarpon Springs, Holiday and Palm Harbor. Tarpon's management estimates that as of June 30, 2000, deposits at these banks totaled $15 billion with Tarpon having less than 1% of such deposits.

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

3. Distribution of Assets, Liabilities and Shareholders' Equity; Interest Rates and Interest Differential.

The following is a presentation of the average consolidated balance sheet of the Company for the years ended December 31, 2000 and December 31, 1999. This presentation includes all major categories of interest-earning assets and interest-bearing liabilities:

AVERAGE CONSOLIDATED ASSETS
	Year Ended December 31, 2000	Year Ended December 31, 1999
Cash and due from Banks	$2,632,551	$2,497,028
Interest bearing bank balances Taxable securities Non-taxable securities Federal funds sold Net Loans	3,014,177 9,205,591 2,362,252 8,163,770 137,582,665	- - 6,464,039 2,240,975 5,455,154 97,982,769
Total earning assets Other assets	160,328,455 12,626,955	112,142,936 7,747,642
Total assets	$175,587,961	$122,387,606
AVERAGE CONSOLIDATED LIABILITIES AND STOCKHOLDERS' EQUITY
	Year Ended December 31, 2000	Year Ended December 31, 1999
Non interest bearing-deposits NOW and money market deposits Savings Deposits Time Deposits Federal funds purchased Borrowings Other Liabilities	$ 11,917,801 20,782,321 4,218,536 117,667,531 37,149 2,887,432 1,118,211	$ 5,536,020 16,908,263 1,569,808 84,878,126 58,219 - - 705,170
Total liabilities	$158,628,801	109,655,606
Common Stock Treasury Stock Retained earnings Unrealized gain/loss securities	$ 10,335,201 -11,130 6,736,17 -101,082	$ 7,674,490 - - 5,211,347 -153,837
Total stockholders' equity Total liabilities and stockholders' equity	16,959,160 $175,587,961	12,732,000 $122,387,606

The following is a presentation of an analysis of the net interest earnings of the Company for the periods indicated with respect to each major category of interest-earning asset and each major category of interest-bearing liability. The Yield/Rate was computed on a tax equivalent basis.

	Year Ended December 31, 2000
Assets	Average Amount	Interest	Average Yield/ Rate
Interest-bearing bank balances Taxable securities Non-taxable securities Federal funds sold Net loans	$3,014,177 9,205,591 2,362,252 8,163,770 (1)137,582,665	$206,195 581,528 109,524 521,786 (2)15,237,876	6.84% 6.32% 7.03% 6.39% 11.07%
Total earning assets	$160,328,455	$16,656,909	10.39%
Liabilities
NOW and money market deposits Savings deposits Time deposits Borrowings Federal funds purchased	$20,782.321 4,218,536 117,667,351 2,887,432 37,149	$ 739,425 116,754 7,580,667 205,353 2,793	3.56% 2.77% 6.44% 7.11% 7.52%
Total interest bearing liabilities	$145,592,789	$8,644,992	5.94%
Interest spread	4.45%
Net interest income		$8,011,917
Net yield on interest earning assets			5.00%

  Net loans include $180,315 in loans that were placed on non-accrual status. The Company would have earned an additional $10,141 (after tax) had these loans accrued interest throughout 2000.

  Interest earned on net loans include $1,042,567 in loan fees.

  The yield on non-taxable securities is tax equivalent.

	Year Ended December 31, 1999
Assets	Average Amount	Interest	Average Yield/ Rate
Taxable securities Non-taxable securities Federal funds sold Net loans	$6,464,039 2,240,974 5,455,154 (1)97,982,769	395,664 101,237 267,535 (2)10,286,099	6.12% (3)6.84% 4.90% 10.50%
Total earning assets	$112,142,936	$11,050,535	9.85%
Liabilities
NOW and money market deposits Savings deposits Time deposits Federal funds purchased	16,908,263 1,569,808 84,878.126 58,219	394,816 50,881 4,893,990 4,086	2.34% 3.24% 5.77% 7.02%
Total interest bearing liabilities	$103,441,416	$5,343,773	5.17%
Interest spread	4.68%
Net interest income		$5,706,762
Net yield on interest earning assets			5.09%

  Net loans include $20,680 in loans that were placed on non-accrual status. The Company would have earned an additional $14,649 (after tax) had these loans accrued interest throughout 1999.

  Interest earned on net loans include $505,379 in loan fees.

  The yield on non-taxable securities is tax equivalent.

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

	Year Ended December 31, 2000 Compared with Year Ended December 31, 1999
	Increase (decrease) due to:
Interest earned on:	Volume	Rate	Total
Interest-bearing bank balances Taxable securities Non-taxable securities Federal funds sold Net loans	$ 206,195 172,567 5,476 157,683 4,365,414	$ - - 13,297 2,811 96,568 586,363	$ 206,195 185,864 8,287 254,251 4,951,777
Total Interest Income	$4,907,335	$699,039	$5,606,374
Interest paid on:
NOW and money market deposits Savings deposits Time deposits Borrowings Federal funds purchased	$ 105,208 72,069 2,065,749 205,353 -1,610	$239,401 -6,196 620,428 - - 317	$ 344,609 65,873 2,686,677 205,353 -1,293
Total interest Expense	$2,446,769	$854,450	$3,301,219
Change in net interest income	$2,460,566	-$155,411	$2,305,155
	Year Ended December 31, 1999 Compared with Year Ended December 31, 1998
	Increase (decrease) due to:
Interest earned on:	Volume	Rate	Total
Interest bearing bank balances Taxable securities Non-taxable securities Federal funds sold Net loans	-12,190 46,700 488 1,201,601	4,909 -2,426 -28,598 -351,227	-7,281 44,274 -28,110 850,374
Total Interest Income	$1,236,599	-$377,342	$859,257
Interest paid on:
NOW and money market deposits Savings deposits Time deposits Federal funds purchased	$31,500 8,874 485,563 -11,765	-$21,558 259 -163,497 3,863	$9,942 9,133 322,066 -7,893
Total interest Expense	514,181	-180,933	333,248
Change in net interest income	$722,418	-$196,409	$526,009
5.	Deposits Analysis.

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

The following table presents, for the periods indicated, the average amount of and average rate paid on each of the indicated deposit categories.

Year Ended December 31, 2000
Deposit Category	Average Amount	Average Rate Paid
Non interest bearing demand deposits NOW and money market deposits Savings deposits Time deposits	$11,917,801 20,782.321 4,218,536 117,667,351	N/A 3.56% 2.77% 6.44%
Year Ended December 31, 1999
Deposit Category	Average Amount	Average Rate Paid
Non interest bearing demand deposits NOW and money market deposits Savings deposits Time deposits	$5,536,020 16,908,263 1,569,808 84,878,126	N/A 2.34% 3.24% 5.77%

The following table indicates amounts outstanding of time certificates of deposit of $100,000 or more and respective maturities at December 31, 2000:

Time Certificates of Deposit
3 months or less 3-6 months 6-12 months over twelve months	$ 6,796,181 8,175,011 12,198,716 10,580,648 $37,750,556
6.	Loan Portfolio Analysis.

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

The following table presents various categories of loans contained in the Company's loan portfolio as of December 31, 2000 and 1999 and the total amount of all loans for such periods:

	As of December 31
Type of Loan	2000	1999
Domestic
Commercial, financial and agricultural Real estate-construction Real estate mortgage Installment and other loans to individuals	$102,174,540 4,636,581 37,198,687 19,521,444	73,130,224 1,004,377 17,977,575 8,798,859
Subtotal	163,531,252	100,911,134
Allowance for loan losses	-2,577,473	-2,015,645
Total (net of allowance)	$160,953,779	$98,895,489

The following is a presentation of an analysis of maturities of loans as of December 31, 2000 (in thousands):

Type of Loan	Due in 1 Year or Less	Due in 1 to 5 Years	Due After 5 Years	Total
Commercial, financial and agricultural Real estate-construction	$64,346 4,637	$33,221 - -	$4,607 - -	$102,174 4,637
Total	$68,983	$33,221	$3,607	$106,811

Experience of the Company has shown that some receivables will be paid prior to contractual maturity and others will be converted, extended or renewed. Therefore, the tabulation of contractual payments should not be regarded as a forecast of future cash collections.

The following is a presentation of an analysis of sensitivity of loans, excluding installment and other loans to individuals, to changes in interest rates as of December 31, 2000 (in thousands):

Type of Loan	Due in 1 Year or Less	Due in 1 to 5 Years	Due After 5 Years	Total
Fixed rate loans Variable rate loans	$13.365 55,618	$12,819 20,402	$4,607 - -	$30,791 76.020
Total	$68,983	$33,221	$4,607	$106,811

The following table presents information regarding non-accrual, past due and restructured loans as of December 31, 2000 and 1999 (dollars in thousands):

As of December 31
	2000	1999
Loans accounted for on a non-accrual basis:
Number: Amount:	5 $180	11 $261
Accruing loans which are contractually past due 90 days or more as to principal and interest payments:
Number: Amount:	10 $159	0 $0
Loans which were renegotiated to provide a reduction or deferral of interest or principal because of deterioration in the financial position of the borrower:
Number: Amount:	1 $191	0 $0
Loans now current but for which there are serious doubts as to the borrower's ability to comply with existing terms:
Number: Amount:	37 $1,684	17 $941

As of December 31, 2000, there are no loans classified for regulatory purposes as doubtful, substandard or special mention that have not been disclosed in the above table, which (i) represent or result from trends or uncertainties which management reasonably expects will materially impact future operating results, liquidity, or capital resources, or (ii) represent material credits about which management is aware of any information which causes management to have serious doubts as to the ability of such borrowers to comply with the loan repayment terms.

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

At December 31, 2000, with the exception of the five non-accruing loans reported above, all loans were accruing interest. There are no other loans which are not disclosed above where known information about possible credit problems of borrowers causes management to have serious doubts as to the ability of such borrowers to comply with the loan repayment terms.

7. Summary of Loan Loss Experience.

An analysis of the Company's loss experience is furnished in the following table for the years ended December 31, 2000 and 1999, as well as a breakdown of the allowance for possible loan losses (in thousands):

	Year Ended December 31
	2000	1999
Balance at beginning of period Acquisition of allowance Charge-offs Recoveries Provision charged to operations	$2,016 202 -689 179 869	$1,824 - - -851 48 995
Balance at end of period	$2,577	$2,016
Ratio of allowance for loan losses to total loans outstanding during the period	1.58%	2.00%
Net charge-offs to average loans	.37%	.82%

As of December 31, 2000, the allowance for possible losses was allocated as follows:

Loans	Amount	Percent of Loan in Each Category to Total
Commercial, financial and agricultural Real estate-Construction Real estate-Mortgage Installment and other loans to individuals Unallocated	$1,700 88 360 320 109	62.5% 2.8% 22.7% 10.0$ N/A
Total	$2,577	100%
8.	Loan Loss Reserve.

In considering the adequacy of the Company's allowance for possible loan losses, management has focused on the fact that as of December 31, 2000, 62.5% of outstanding loans were in the category of commercial, financial and agricultural, loans. Management generally regards these loans as riskier than other categories of loans in the Company's loan portfolio. However, 92.5% of the outstanding loans in this category at December 31, 2000, were made on a secured basis, such collateral consisting primarily of improved farmland real estate and equipment. Management believes that the secured condition of the preponderant portion of its commercial, financial and agricultural loan portfolio greatly reduces any risk of loss inherently present in these loans.

The Company's consumer loan portfolio is also secured. At December 31, 2000, the majority of the Company's consumer loans were secured by collateral primarily consisting of automobiles, boats and second mortgages on real estate. Management believes that these loans involve less risk than other categories of loans.

Real estate mortgage loans constitute 22.7% of outstanding loans. Management considers these loans to have minimal risk due to the fact that these loans represent conventional residential real estate mortgages where the amount of the original loan does not exceed 80% of the appraised value of the collateral.

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

9. Investments.

As of December 31, 2000, the securities portfolio comprised approximately 6.5% of the Company's assets, while loans comprised approximately 79.2% of the Company's assets. The Banks invest primarily in obligations of the United States or obligations guaranteed as to principal and interest by the United States, other taxable securities and in certain obligations of states and municipalities. In addition, CNB, Tarpon and Cumberland enter into Federal Funds transactions with its principal correspondent banks, and acts as a net seller of such funds. The sale of Federal Funds amounts to a short-term loan from CNB, Tarpon or Cumberland to another bank.

The following table presents, for the years ended December 31, 2000 and 1999, the approximate market value of the Company's investments, classified by category and by whether they are considered available-for-sale or held-to-maturity (in thousands):

Investment Category	December 31
Available-for-Sale:	2000	1999
Obligations of U.S. Treasury and other U.S. Agencies State, Municipal and County Securities FRB and FHLB Stock	9,948,565 2,546,564 660,380	6,750,460 2,359,154 498,490
Total	$13,155,509	$9,708,104
Held-to-Maturity

As of December 31, 2000 there were no securities categorized as held-to-maturity.

The following table indicates, for the year ended December 31, 2000, the amount of investments, appropriately classified, due in (i) one year or less, (ii) one to five years, (iii) five to ten years, and (iv) over ten years.

Investment Category
Available-for-Sale:	Amount	Average Weighted Yield

Obligations of U.S. Agencies
0 to 1 year
Over 1 through 5 years
Over 5 through 10 years
State, Municipal and County Securities(1)
0 to 1 year
Over 1 through 5 years
Over 5 through 10 years
Over 10 years
Other Securities
No maturity

	$1,489,986 8,458,579 - - 99,718 640,277 1,019,508 787,061 660,380	5.52% 6.21% - - 6.95% 6.70% 6.73% 7.00% 7.02%
Total	$13,155,509	6.38%
Held-to-Maturity

As of December 31, 2000, there were no securities categorized as held-to-maturity.

10. Return on Equity and Assets.

Returns on average consolidated assets and average consolidated equity for the year ended December 31, 2000 and 1999 were as follows:

	2000	1999
Return on average assets Return on average equity Equity to assets ratio Dividend payout ratio	0.79% 8.14% 9.66% 11.12%	0.86% 8.28% 10.40% 14.40%
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

12. Employees.

As of March 9, 2001, the Banks employed 68 full-time and 7 part-time employees. The Company had no full-time equivalent employees. Management of each of the Banks believes that its employee relations are good. There are no collective bargaining agreements covering any of the Banks' employees.

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

The minimum guideline for the ratio (the "Total Risk-Based Capital Ratio") of total capital ("Total Capital") to risk-weighted assets (including certain off-balance-sheet items, such as standby letters of credit) is 8%. At least half of Total Capital must be comprised of common stock, minority interests in the equity accounts of consolidated subsidiaries, non-cumulative perpetual preferred stock, and a limited amount of cumulative perpetual preferred stock, less goodwill and certain other intangible assets ("Tier 1 Capital"). The remainder may consist of subordinated debt, other preferred stock, and a limited amount of loan loss reserves ("Tier 2 Capital"). At December 31, 2000, the Company's consolidated Total Risk-Based Ratio and its Tier 1 Risk-Based Capital Ratio (i.e., the ratio of Tier 1 Capital to risk-weighted assets) were 11.1% and 9.8% respectively.

In addition, the Fed has established minimum leverage ratio guidelines for bank holding companies. These guidelines provide for a minimum ratio (the "Leverage Ratio") of Tier 1 Capital to average assets, less goodwill and certain other intangible assets, of 3% for bank holding companies that meet certain specified criteria, including those having the highest regulatory rating. All other bank holding companies generally are required to maintain a Leverage Ratio of at least 3%, plus an additional cushion of 100 to 200 basis points. The Company's Leverage Ratio at December 31, 2000 was 9.6%. The guidelines also provide that bank holding companies experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels without significant reliance on intangible assets. Furthermore, the Federal Reserve has indicated that it will consider a "tangible Tier 1 Capital Leverage Ratio" (deducting all intangibles) and other indicia of capital strength in evaluating proposals for expansion or new activities.

Each of the Banks was in compliance with applicable minimum capital requirements as of December 31, 2000. The Company has not been advised by any federal regulator of any specific minimum capital ratio requirement applicable to it or the Banks.

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

FDIA establishes a system of prompt corrective action to resolve the problems of undercapitalized institutions. Under this system, which became effective in December 1992, the federal banking regulators are required to establish five capital categories well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically under-capitalized) and to take certain mandatory supervisory actions, and are authorized to take other discretionary actions, with respect to institutions in the three undercapitalized categories, the severity of which will depend upon the capital category in which the institution is placed. Generally, subject to a narrow exception, FDIA requires the banking regulator to appoint a receiver or conservator for an institution that is critically undercapitalized. The federal banking regulators have specified by regulation the relevant capital level for such category.

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

On November 12, 1999, President Clinton signed into law legislation which allows bank holding companies to engage in a wider range of non-banking activities, including greater authority to engage in securities and insurance activities. Under the Gramm-Leach-Bliley Act, a bank holding company that elects to become a financial holding company may engage in any activity that the Federal Reserve, in consultation with the Secretary of the Treasury, determines by regulation or order is: (1) financial in nature; (2) incidental to any such financial activity; or (3) complementary to any such financial activity and does not pose a substantial risk to the safety or soundness of depository institutions or the financial system generally. The Gramm-Leach-Bliley Act makes significant changes in United States banking law, principally by repealing restrictive provisions of the 1933 Glass-Steagall Act. The Gramm-Leach-Bliley Act specifies certain activities that are deemed to be financial in nature, including lending, exchanging, transferring, investing for others, or safeguarding money or securities; underwriting and selling insurance; providing financial, investment or economic advisory services; underwriting, dealing in or making a market in, securities; and any activity currently permitted for bank holding companies by the Federal Reserve under Section 4(c)(8) of the Bank Holding Company Act. The Gramm-Leach-Bliley Act does not authorize banks or their affiliates to engage in commercial activities that are not financial in nature. A bank holding company may elect to be treated as a financial holding company only if all depository institution subsidiaries of the holding company are well-capitalized, well-managed and have at least a satisfactory rating under the Community Reinvestment Act. National banks are also authorized by the Gramm-Leach-Bliley Act to engage, through "financial subsidiaries," in any activity that is permissible for a financial holding company and any activity that the Secretary of the Treasury, in consultation with the Federal Reserve, determines is financial in nature or incidental to any such financial activity, except: (1) insurance underwriting; (2) real estate development or real estate investment activities, unless otherwise permitted by law; (3) insurance company portfolio investments; and (4) merchant banking. The authority of a national bank to invest in a financial subsidiary is subject to a number of conditions, including, among other things, requirements that the bank must be well-managed and well-capitalized, after deducting from the bank's capital outstanding investments in financial subsidiaries.

Any legislative changes could place the Company in more direct competition with other financial institutions, including mutual funds, securities brokerage firms, insurance companies and investment banking firms. The effect of any such legislation on the business of the Company cannot be accurately predicted. The Company cannot predict what other legislation might be enacted or what other regulations might be adopted, or if enacted or adopted, the effect thereof.

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

Upon its acquisition of Tarpon in February 2000, the Company acquired the real estate parcel containing a bank building from which Tarpon does business. The two story, 9,434 square foot facility located at 710 East Tarpon Avenue, Tarpon Springs, Florida, includes a four car drive-through, two story lobby and ATM machines.

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

The Registrant's Articles of Incorporation authorize it to issue up to 50,000,000 shares of Common Stock. As of March 9, 2000, 1,812,635 shares of Common Stock were issued and outstanding to 1,312 holders of record.

The Common Stock is traded on the OTC Bulletin Board. The high and low bid information for the Common Stock for each available quarter of 1999 and 2000, as reported by Bloomberg, L.P. is as follows:

	High	Low
1st quarter 1999:	No reported trading information
2nd quarter 1999:	No reported trading information
3rd quarter 1999:	15-3/4	14-3/4
4th quarter 1999:	16-5/16	15
1st quarter 2000:	16-1/2	15-1/2
2nd quarter 2000:	14	10-1/4
3rd quarter 2000:	12-1/2	11-1/2
4th quarter 2000:	11-3/8	7

During the first quarter of 2001, the Company declared and paid a dividend of $0.10 per share. During the first quarter of 2000, the Company declared and paid a dividend of $0.10 per share. The declaration of future dividends is within the discretion of the Board of Directors and will depend, among other things, upon business conditions, earnings, the financial condition of the Banks and the Company, and regulatory requirements.

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

Year Ended December 31, 2000 - Compared to Year Ended December 31, 1999

For the years ended December 31, 2000 and 1999, net income amounted to $1,380,226 and $1,053,991 respectively. For 2000, basic and diluted income per share of Common Stock amounted to $.76 and $.71, respectively; for 1999, basic and diluted income per share of Common Stock was $.69 and $.59, respectively. Note that during 2000 and 1999, the outstanding warrants and stock options were dilutive (i.e., upon exercise, they diluted earnings per share by more than 3.0%), thus necessitating the disclosure of basic and diluted income per share. Net income in 2000 increased by $326,235, primarily due to the increase in average earning assets. Below is a brief explanation concerning revenue and expense items for the years ended December 31, 2000 and 1999:

a.

Average earning assets for the year ended December 31, 2000 increased from $112.1 million to $160.3 million, representing an increase of $48.2 million, or 43.0%. Note that of the $48.2 million increase, approximately $15.5 million was obtained through the acquisition of Tarpon Financial and its subsidiary, Tarpon. Below are various components of average earning assets for the periods indicated:

		December 31,
		2000	1999
		(in 000's)
Interest-bearing bank balances Federal funds sold Securities Net loans		$ 3,014 8,164 11,568 137,582	$ - - 5,455 8,705 97,983
Total average earning assets		$160,328	$112,143
b.

As a consequence of the increase in average earning assets, the net interest income also increased from $5,706,762 for the year ended December 31, 1999, to $8,011,917 for the year ended December 31, 2000. Below are various components of interest income and expense, as well as their yield/cost for the periods indicated:

Years Ended:	December 31, 2000 Interest		December 31, 1999 Interest
	Income /Expense	Yield /Cost	Income /Expense	Yield /Cost
Interest income:
Interest-bearing bank balances Federal funds sold Securities Loans	$ 206,195 521,786 691,052 15,237,876	6.84% 6,39% 6.45% 11.07%	- - 265,535 496,901 10,286,099	- - 4.90% 6.14% 10.50%
Total	$16,656,909	10.39%	$11,050,535	9.85%
Years Ended:	December 31, 2000 Interest		December 31, 1999 Interest
	Income /Expense	Yield /Cost	Income /Expense	Yield /Cost
Interest expense:
NOW and money market deposit Savings Deposits Time Deposits Borrowings	$739,425 116,754 7,580,667 208,146	3.56% 2.77% 6.44% 7.12%	394,816 50,881 4,893,990 4,086	2.34% 3.24% 5.77% 7.02%
Total	$8,644,992	5.94%	5,343,773	5.17%
Net interest income Net Yield on earning assets	$8,011,917	5.00%	5,706,762	5.09%

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

The Company's net interest income for 2000 was $8,011,917 as compared to $5,706,762 for 1999. Average yields on earning assets were 10.39% and 9.85% for the years ended December 31, 2000 and 1999, respectively. The average costs of funds for 2000 increased to 5.94% from the 1999 cost of 5.17%. The net interest yield is computed by subtracting interest expense from interest income and dividing the resulting figure by average interest-earning assets. Net interest yields for the years ended December 31, 2000 and 1999 amounted to 5.00% and 5.09%, respectively. The decrease in net interest yield is due to the fact that the increase in the yield on earning assets was of a lesser magnitude than the increase in the cost of funds. Net interest income for 2000 as compared to 1999, increased by $2,305,155. The increase is due primarily to the growth in average earning assets from $112.1 million in 1999 to $160.3 million in 2000.

Non-Interest Income

Non-interest income for the years ended December 31, 2000 and 1999, amounted to $1,372,188 and $786,309, respectively. As a percentage of average assets, non-interest income increased from .64% in 1999 to .78% in 2000. The primary reason for the above increase was the increase in revenues from deposit accounts.

The following table summarizes the major components of non-interest income for the periods therein indicated:

Non-Interest Income
	Year Ended December 31,
	2000	1999
Service fees on deposit accounts Gain on sale of securities Miscellaneous, other	$1,111,820 - - 260,368	$612,938 9,375 163,996
Total non-interest income	$1,372,188	$786,309

Non-Interest Expense

Non-interest expense increased from $3,884,803 during 1999 to $6.256.871 in 2000. As a percentage of total average assets, non-interest expense has increased from 3.17% in 1999 to 3.56% in 2000. The primary reasons for the above increase relate to the acquisition of Tarpon Financial and the build-up of the infrastructure necessary for the continued growth of the Company's subsidiary banks. Below are the components of non-interest expense for the years 1999 and 2000:

Non-Interest Expense
	Year Ended December 31,
	2000	1999
Salaries and other personnel benefits Data processing charges Depreciation Professional Fees Repairs and maintenance Other expenses	$3,144,237 455,355 465,965 327,489 284,988 1,578,837	$1,966,288 186,827 232,144 312,129 168,470 1,018,945
Total non-interest expense	$6,256,871	$3,884,803

For the year ended December 31, 2000, the allowance for loan losses increased from $2,015,645 to $2,577,473. As of December 31, 2000, management considers the allowance for loan losses to be adequate to absorb possible future losses. However, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses or that additional provisions to the allowance will not be required.

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

Interest rate sensitivity refers to the responsiveness of interest-bearing assets and liabilities to changes in market interest rates. The rate sensitive position, or gap, is the difference in the volume of rate sensitive assets and liabilities, at a given time interval. The general objective of gap management is to manage actively rate sensitive assets and liabilities so as to reduce the impact of interest rate fluctuations on the net interest margin. Management generally attempts to maintain a balance between rate sensitive assets and liabilities as the exposure period is lengthened to minimize the Company's overall interest rate risks. The asset mix of the balance sheet is continually evaluated in terms of several variables: yield, credit quality, appropriate funding sources and liquidity. To effectively manage the liability mix of the balance sheet focuses on expanding the various funding sources. The interest rate sensitivity position at year-end 2000 is presented below. Since all interest rates and yield do not adjust at the same velocity, the gap is only a general indicator of rate sensitivity.

	Within three months	After three months but within six months	After six but within one year	After one year but within five years	After five years	Total
EARNING ASSETS (in thousands)
Interest-bearing bank balances Loans Securities Federal funds sold	$ 794 48,360 495 11,790	$ 500 16,711 500 - -	$ - - 22,207 595 - -	$ - - 65,397 9,099 - -	$ - - 10,856 2,467 - -	$1,294 163,531 13,156 11,790
Total earning assets	$61,439	$17,711	$22,802	$74,496	$13,323	$189,771
SUPPORTING SOURCES OF FUNDS (in thousands)
Interest-bearing demand deposits and savings	$27,298	$ - -	$ - -	$ - -	$ - -	$27,298
Certificates, Less than $100M Certificates, $100M and over Borrowings	13,451 6,796 100	22.473 8,175 100	35,361 12,199 200	32,806 10,581 692	- - - - - -	104,091 37,751 1,092
Total interest-bearing liabilities	$47,645	$30,748	$47,760	$44,079	- -	$170,232
Interest rate Sensitivity gap	$13,794	-13,037	-24,958	30,417	13,323	19,539
Cumulative gap	13,794	757	-23,201	6,216	19,539	19,539
Interest rate sensitivity gap ratio	1.29	.58	.48	1.69	N/A	1.11
Cumulative interest rate sensitivity gap ratio	1.29	1.01	.81	1.04	1.11	1.11

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

Liquidity represents the ability to provide steady sources of funds for loan commitments and investment activities and to maintain sufficient funds to cover deposit withdrawals and payment of debt and operating obligations. These funds can be obtained by converting assets to cash or by attracting new deposits. The Company's primary source of liquidity comes from its ability to maintain and increase deposits through the Banks. Deposits grew by $68.6 million in 2000. Below are pertinent liquidity balances and ratios for the years ended December 31, 2000 and 1999.

	December 31
	2000	1999
Cash and cash equivalents CDs, over $100,000 to total deposit ratio Loan to deposit ratio Securities to total assets ratio Brokered deposits	$15.982.968 20.6% 88.0% 6.5% - -	11,108,037 26.4% 86.5% 7.6% - -

As the above balances and ratios indicate, management believes that the Company's 2000 liquidity position is satisfactory. Management is unaware of any trends, demands, commitments, events or uncertainties that will result in or are reasonably likely to result in the Company's liquidity increasing or decreasing in any material way. The Company is not aware of any current recommendations by the regulatory authorities which, if implemented, would have a material effect on the Company's liquidity, capital resources or results of operations.

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

The table below shows CNB, the largest subsidiary bank's, and the Company's regulatory capital ratios at December 31, 2000.

Bank	December 31, 2000	Minimum Regulatory Requirement
Tier 1 Capital Tier 2 Capital	9.3% 1.2%	4.0% N/A
Total risk-based capital ratio	10.5%	8.0%
Leverage ratio	8.5%	3.0%
Company - Consolidated	December 31, 2000	Minimum Regulatory Requirement
Tier 1 Capital Tier 2 Capital	9.8% 1.3%	4.0% N/A
Total risk-based capital ratio	11.1%	8.0%
Leverage ratio	9.6%	3.0%

The above ratios indicate that the capital positions of the Company and the Banks are sound and that the Company is well positioned for future growth.

Item 7.	Financial Statements and Supplementary Data.
The following financial statements are contained in this Item 7:
Independent Auditors' Report
Consolidated Balance Sheets-as of December 31, 2000 and 1999
Consolidated Statements of Income-for the years ended December 31, 2000 and 1999
Consolidated Statement of Changes in Stockholders' Equity-for the years ended December 31, 2000 and 1999
Consolidated Statements of Cash Flows-for the years ended December 31, 2000 and 1999
Notes to Consolidated Financial Statements

COMMUNITY NATIONAL BANCORPORATION

ASHBURN, GEORGIA

CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED

DECEMBER 31, 2000 AND 1999

(Letterhead of Francis & Co., CPAs)
1000 Johnson Ferry Rd., Building D, Suite 140, Marietta, GA 30068
Tel: 770/579-0999 Fax: 770/579-0494
www.bankcpas.com

Report of Independent Accountants

Board of Directors
Community National Bancorporation
Ashburn, Georgia

We have audited the accompanying consolidated balance sheets of Community National Bancorporation and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of income, changes in shareholders' equity and cash flows for the two years in the period ended December 31, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Community National Bancorporation and subsidiaries at December 31, 2000 and 1999, and the consolidated results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2000, in conformity with generally accepted accounting principles.

/s/ Francis & Co., CPAs

Atlanta, Georgia
February 16, 2001

COMMUNITY NATIONAL BANCORPORATION
ASHBURN, GEORGIA
Consolidated Balance Sheets
ASSETS
As of December 31,
	2000	1999

Cash and due from banks
Interest bearing deposits in other banks
Federal funds sold, net
Total cash and cash equivalents
Securities:
Available-for-sale at fair value
Loans, net
Property and equipment, net
Other real estate owned
Goodwill, net
Other assets
Total Assets

	$2,808,968 1,294,000 11,790,000 $15,892,968 13,155,509 160,953,779 6,306,236 82,695 1,813,261 4,996,812 $203,201,260	$2,568,037 8,540,000 $11,108,037 9,708,104 98,895,489 4,705,403 580,000 - - 3,340,482 $128,337,515
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities: Deposits Non-interest bearing deposits interest bearing deposits Total deposits Note payable Other liabilities Total Liabilities	$13,786,792 169,139,862 $182,926,654 1,092,000 1,439,232 $185,457,886	$ 6,411,554 107,918,532 $114,330,086 - - 803,448 $115,133,534
Commitments and Contingencies

Shareholders' Equity:
Common stock, no par value, 50,000,000 shares authorized, 1,823,507 (2000) and 1,534,711 (1999) shares issued and outstanding
Retained earnings
Treasury stock
Unrealized gain/-loss on securities, net
Total Shareholders' Equity
Total liabilities and Shareholders' Equity

	$ 10,861,822 6,957,865 -26,941 -49,372 $ 17,743,374 $203,201,260	$ 7,702,091 5,731,110 - - -229,220 $ 13,203,981 $128,337,515

Refer to notes to the consolidated financial statements.

COMMUNITY NATIONAL BANCORPORATION
ASHBURN, GEORGIA
Consolidated Statements of Income
As of December 31,
Interest Income:	2000	1999
Interest and fees on loans Interest on investment securities Interest on deposits with other banks Interest on federal funds sold Total interest income	$15,237,876 691,052 206,195 521,786 $16,656,909	$10,286,099 496,901 - - 267,535 $11,050,535
Interest Expense: Interest on deposits and borrowings Net interest income Provision for possible loan losses Net interest income after provision for possible loan losses	$8,644,992 8,011,917 869,775 $7,142,142	$5,343,773 5,706,762 995,000 $4,711,762
Other Income: Gain on sale/settlement of securities Service fees on deposit accounts Miscellaneous, other Total other income	$ - - 1,111,820 260,368 $1,372,188	$ 9,375 612,938 163,996 $786,309
Other Expenses: Salaries and benefits Data processing expense Professional fees Depreciation Repairs and maintenance Other operating expenses Total other expenses	$3,144,237 455,355 327,489 465,965 284,988 1,578,837 $6,256,871	$1,966,288 186,827 312,129 232,144 168,470 1,018,945 $3,884,834
Income before income tax Income tax	$2,257,459 877,233	$1,613,268 559,277
Net income	$1,380,226	$1,053,991
Basic earnings per share	$ .76	$ .69
Diluted earnings per share	$ .71	$ .59

Refer to notes to the consolidated financial statements.

COMMUNITY NATIONAL BANCORPORATION
ASHBURN, GEORGIA
Consolidated Statements of Changes in Shareholders' Equity
for the years ended December 31, 2000 and 1999
	Common Stock		Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Income	Total Shareholder's Equity
	Shares	Amount	Shares	Amount
Balance, December 31, 1998	1,518,871	$7,649,291	- -	$ - -	$4,829,006	$43,197	$12,521,494
Comprehensive Income Net income, 1999 Unrealized loss, securities Total comprehensive income	- - - - - -	- - - - - -	- - - - - -	- - - - - -	1,053,991 - - 1,053,991	- - -272,417 -272,417	1,053,991 -272,417 781,574
Dividends paid ($.10 per share)	- -	- -	- -	- -	-151,887	- -	-151,887
Exercise of options	15,840	52,800	- -	- -	- -	- -	52,800
Balance, December 31, 1999	1,534,711	$7,702,091	- -	$ - -	$5,731,110	-$229,220	$13,203,981
Comprehensive Income Net income, 2000 Unrealized loss, securities Total comprehensive income	- - - - - -	- - - - - -	- - - - - -	- - - - - -	1,380,226 - - 1,380,226	- - 179,848 179,848	1,380,226 179,848 1,560,074
Dividends paid ($.10 per share)	- -	- -	- -	- -	-153,471	- -	-153,471
Exercise of warrants/options	100,474	334,901	- -	- -	- -	- -	334,901
Issuance of common stock	188,322	334,901	- -	- -	- -	- -	2,824,830
Treasury stock purchased	- -		1,872	-26,941	- -	- -	-26,941
Balance, December 31, 2000	1,823,507	$10,861,822	1,872	-$26,941	$6,957,865	-$49,372	$17,743,374

Refer to notes to the consolidated financial statements.

COMMUNITY NATIONAL BANCORPORATION
ASHBURN, GEORGIA
Consolidated Statements of Cash Flows
Years Ended December 31,
Cash flows from operating activities:	2000	1999

Net income
Adjustments to reconcile net income to net cash provided by operating activities
Amortization of goodwill
Depreciation
Net accretion of discount on securities
(Gain) on sale or settlements of securities
Provision for loan losses
(Increase) in other assets
Increase in liabilities
Net cash provided by operating activities

	$1,380,226 105,762 465,965 -8,141 - - 869,775 -1,656,330 635,784 $1,793,041	$1,053,991 - - 232,144 5,599 -9,375 995,000 -313,708 114,590 $2,078,241

Cash flows from investing activities:
(Purchase) of goodwill
Reduction of OREO properties
Proceeds from maturities and paydowns of securities
Purchase of investment securities
Net increase in loans
Purchase of property and equipment
Net cash used in investing activities

	-$1,919,023 497,305 275,000 -3,534,416 -62,928,065 2,066,798 -$69,675,997	$ - - - - 1,500,000 -3,440,388 -11,595,429 -2,531,009 -$16,066,826

Cash flows from financing activities:
Increase in borrowings
Exercise of warrants, options
Sale of stock
Sale/(-purchase) of treasury stock
Payment of dividends
Increase in customer deposits
Net cash provided by financing activities

	$1,092,000 334,901 2,824,830 -26,941 -153,471 68,596,568 $72,667,887	$ - - 52,800 - - - - -151,887 5,948,506 $5,849,419
Net increase in cash and cash equivalents Cash and cash equivalents, beginning of year Cash and cash equivalents, end of year	$4,784,931 11,108,037 $15,892,968	-$8,139,166 19,247,203 $11,108,037
Supplemental Information:
Income taxes paid Interest paid	$ 1,064,000 $ 8,142,577	$ 647,300 $5,247,094

Refer to notes to the consolidated financial statements.

COMMUNITY NATIONAL BANCORPORATION
ASHBURN, GEORGIA
Notes to Consolidated Financial Statements
December 31, 2000 and 1999

Note 1 - Organization of the Business

Community National Bancorporation, Ashburn, Georgia (the "Company") was organized in August, 1989 to serve as a holding company for a proposed de novo bank, Community National Bank, Ashburn, Georgia (the "Community Bank"). Community Bank was capitalized with approximately $3.4 million when it commenced operations in August, 1990. During 1998, the Company issued and sold 400,000 shares of its common stock at $10.00 per share. The public offering yielded approximately $4 million, all of which was invested in 1999, in a de novo bank, Cumberland National Bank, St. Marys, Georgia (the "Cumberland Bank"). In February, 2000, the Company purchased Tarpon Financial Corporation, Tarpon Springs, Florida, a one-bank holding company with respect to First National Bank, Tarpon Springs, Florida ("Tarpon Bank"). The acquisition was accounted for as a purchase as it resulted in approximately $1.9 million in goodwill. Community Bank, Cumberland Bank, and Tarpon Bank were all chartered by and are currently regulated by the Office of the Comptroller of the Currency ("OCC"). The subsidiary banks are primarily engaged in the business of obtaining deposits and providing commercial, consumer and real estate loans to the general public. Bank deposits are each insured up to $100,000 by the Federal Deposit Insurance Corporation (the "FDIC") subject to certain limitations imposed by the FDIC.

The Company determined, in accordance with Financial Accounting Standards No. 131, "Disclosure about Segment of an Enterprise and Related Information," that it is a single reportable entity since all its subsidiary banks have common regulatory authorities and all engage in the same line of business.

Note 2 - Summary of Significant Accounting Policies

Basis of Presentation and Reclassification. The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. Certain prior year amounts have been reclassified to conform to the current year presentation. Such reclassifications had no impact on net income or shareholders' equity.

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

Cash and Due from Banks. The Company maintains deposit relationships with other banks which deposits amounts, at times, may exceed federally insured limits. The Company has never experienced any material losses from such deposit relationships.

Investment Securities. Investment securities that the Company has the positive intent and ability to hold to maturity are classified as held-to-maturity and are reported at amortized cost. Investment securities held for current resale are classified as trading securities and are reported at fair value, with unrealized gains and losses included in earnings. Investment securities not classified either as securities held-to-maturity or trading securities are classified as available-for-sale and reported at fair value; net unrealized gains or losses (net of related taxes) are excluded from earnings and are reported as accumulated other comprehensive income/(loss) within shareholders' equity. The classification of investment securities as held-to-maturity, trading or available-for-sale is determined at the date of purchase.

Realized gains and losses from sales of investment securities are determined based upon the specific identification method. Premiums and discounts are recognized in interest income using the level-yield method over the period to maturity .

Management periodically evaluates investment securities for other than temporary declines in value and records losses, if any, through an adjustment to earnings.

Loans, Interest and Fee Income on Loans. Loans are reported at their outstanding principal balance adjusted for charge-off, unearned discount, unamortized loan fees and the allowance for possible loan losses. Interest income is recognized over the term of the loan based on the principal amount outstanding. Non-refundable loan fees are taken into income to the extent they represent the direct cost of initiating a loan; the amount in excess of direct costs is deferred and amortized over the expected life of the loan.

Accrual of interest on loans is discontinued either when (i) reasonable doubt exists as to the full or timely collection of interest or principal or when (ii) a loan becomes contractually past due by 90 days or more with respect to interest or principal. When a loan is placed on non-accrual status, all interest previously accrued but not collected is reversed against current period interest income. Income on such loans is then recognized only to the extent that cash is received and where the future collection of principal is probable. Loans are returned to accruing status only when they are brought fully current with respect to interest and principal and when, in the judgment of management, the loans are estimated to be fully collectible as to both principal and interest.

Impaired loans are: (i) non-performing loans that have been placed on nonaccrual status; and (ii) loans which are performing according to all contractual terms of the loan agreement, but may have substantive indication of potential credit weakness. Accounting standards require impaired loans to be measured based on: (a) the present value of expected future cash flows discounted at the loan's original effective interest rate; or (b) the loan's observable market price; or (c) the fair value of the collateral if the loan is collateral dependent.

Allowance for Loan Losses. The allowance for loan losses (the "Allowance") represents management's estimate of probable losses inherent in the loan portfolio. The Allowance is established through provisions charged to operations. Loans deemed to be uncollectible are charged against the Allowance, and subsequent recoveries, if any, are credited to the Allowance. The adequacy of the Allowance is based on management's evaluation of the loan portfolio under current economic conditions, past loan loss experience, adequacy of underlying collateral, changes in the nature and volume of the loan portfolio, review of specific problem loans, and such other factors which, in management's judgment, deserve recognition in estimating loan losses. The evaluation for the adequacy of the Allowance is inherently subjective as it requires material estimates, including the amounts and timing of future cash flows expected to be received on impaired loans that may be susceptible to significant change. Various regulatory agencies, as an integral part of their examination process, periodically review the Company's Allowance. Such agencies may require the Company to recognize additions to the Allowance based on their judgments about information available to them at the time of their examination.

Property and Equipment. Building, furniture, equipment and leasehold improvements are stated at cost, net of accumulated depreciation. Land is carried at cost. Depreciation is computed using the straight line method over the estimated useful lives of the related assets. Maintenance and repairs are charged to operations, while major improvements are capitalized. Upon retirement, sale or other disposition of property and equipment, the cost and accumulated depreciation are eliminated from the accounts, and gain or loss is included in income from operations.

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

Statement of Cash Flows. For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks, interest bearing deposits with other banks, and federal funds sold. Generally, federal funds are purchased or sold for one day periods.

Stock Options and Warrants. There are two major accounting standards that address the accounting for stock options/warrants. Entities are allowed to freely choose between the two distinct standards. The first standard, APB Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") measures stock options/warrants by the intrinsic value method. Under the above method, if the exercise price is the same or above the quoted market price at the date of grant, no compensation expense is recognized. The second standard, SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), may recognize a compensation expense even in cases where the exercise price is the same or above the quoted market price. SFAS 123 takes into account the time value of the options/warrants; that is, the value of being able to defer a decision on whether or not to exercise the option/warrants until the expiration date. The Company follows the accounting standards of APB 25. Had the Company followed the accounting standards of SFAS 123, net income for the years ended December 31, 2000 and 1999 would have been reduced by $30,825 in each year. On a per share basis, basic and diluted earnings per share would have been reduced by $.02 per year for calendar years 2000 and 1999.

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

The following is a reconciliation of net income (the numerator) and the weighted average shares outstanding (the denominator) used in determining basic and diluted EPS for each of the following periods:

Year Ended December 31, 2000
	Basic EPS		Diluted EPS
	Numerator	Denominator	Numerator	Denominator
Net income Weighted average shares Dilutive options, warrants, net Totals	$1,380,226 _________ $1,380,226	1,804,890 _________ 1,804,890	$1,380,226 _________ $1,380,226	1,804,890 125,525 1,930,415
EPS	$.76		$.71
Year Ended December 31, 1999
	Basic EPS		Diluted EPS
	Numerator	Denominator	Numerator	Denominator
Net income Weighted average shares Dilutive options, warrants, net Totals	$1,053,991 _________ $1,053,991	1,534,711 _________ 1,534,711	$1,053,991 _________ $1,053,991	1,534,711 247,077 1,781,788
EPS	$.69		$.59

Recent Accounting Pronouncements. In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." Statement No. 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. The Statement requires that changes in the derivative instrument's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Statement No. 133, as amended, is effective for fiscal years beginning after June 15, 2000. The Company adopted Statement No. 133 as of September 30, 2000. The adoption of Statement No. 133 did not have a material impact on the financial position or results of operations of the Company.

In September 2000, FASB issued Statement No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." This new Statement replaces Statement No. 125, issued in June, 1996. Statement No. 140 resolves certain implementation and other issues that have arisen since the initial adoption of Statement No. 125, but it carries over most of Statement No. 125's provisions without change. Statement No. 140 is effective for transfers occurring after March 31, 2001 and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. The adoption of Statement No. 140 will not have a significant impact on the financial position or results of operations of the Company.

Note 3 - Federal Funds Sold

The Bank is required to maintain legal cash reserves computed by applying prescribed percentages to its various types of deposits. When the Bank's cash reserves are in excess of the required amount, the Bank may lend the excess to other banks on a daily basis. At December 31, 2000 and 1999, the Bank sold $11,790,000 and $8,540,000, respectively, to other banks through the federal funds market.

Note 4 - Securities Available-for-Sale

The amortized costs and estimated market values of securities available-for-sale as of December 31, 2000 follow:

Description	Amortized Costs	Gross Unrealized Gains Losses		Estimated Market Values
U.S. Agency securities FRB & FHLB stock Municipal securities Total Securities	$9,988,675 660,380 2,588,354 $13,237,409	$15,630 - - 13,332 $28,962	-$55,740 - -55,122 -$110,862	$9,948,565 660,380 2,546,564 $13,155,509

All national banks are required to hold FRB stock and all members of the Federal Home Loan Bank are required to hold FHLB stock. Since no ready market exists for either stock, both, FRB and FHLB stocks are reported at cost.

The amortized costs and estimated market values of securities available-for-sale as of December 31, 1999 follow:

Description	Amortized Costs	Gross Unrealized Gains Losses		Estimated Market Values
U.S. Agency securities FRB & FHLB stock Municipal securities Total Securities	$6,993,94 598,490 2,462,973 $10,055,407	$ - - - - 5,285 $5,285	-$243,484 - -109,104 -$352,588	$6,750,460 598,490 2,359,154 $9,708,104

The amortized costs and estimated market values of securities available-for-sale at December 31, 2000, by contractual maturity, are shown in the following chart. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Costs	Estimated Market Values
Due in one year or less Due after one through five years Due after five through ten years Due after ten years FRB and FHLB stock (no maturity) Total securities	$ 1,593,534 9,137,008 1,045,454 801,033 660,380 $13,237,409	$ 1,589,704 9,098,856 1,019,508 787,061 660,380 $13,155,509

For the years ended December 31, 2000 and 1999, no securities were sold by the Company. However, a gain of $0 and $9,375 was recorded for settlement of securities for the years ended December 31, 2000 and 1999, respectively.

As of December 31, 2000 and 1999, securities with a par value of $4,370,000 and $4,350,000, respectively, were pledged to secure public funds, repurchase agreements, and for other purposes required or permitted by law.

Note 5 - Loans

The composition of net loans by major loan category, as of December 31, 2000 and 1999, follows:

	December 31,
	2000	1999
Commercial, financial, agricultural Real estate - construction Real estate - mortgage Installment Loans, gross Deduct: Allowance for loan losses Loans, net	$102,174,540 4,636,581 37,198,687 19,521,444 $163,531,252 -2,577,473 $160,953,779	$73,130,224 1,004,377 17,977,574 8,798,959 $100,911,134 -2,015,645 $98,895,489

The Company considers impaired loans to include all restructured loans, loans on which the accrual of interest had been discontinued and all other loans which are performing according to the loan agreement, but may have substantive indication of potential credit weakness. At December 31, 2000 and 1999, the total recorded investment in impaired loans, all of which had allowances determined in accordance with FASB Statements No. 114 and No. 118, amounted to approximately $1,684,175 and $914,453, respectively. The average recorded investment in impaired loans amounted to approximately $1,582,265 and $809,133 for the years ended December 31, 2000 and 1999, respectively. The allowance for loan losses related to impaired loans amounted to approximately $228,300 and $142,300 at December 31, 2000 and 1999, respectively. Interest income recognized on impaired loans for the years ended December 31, 2000 and 1999 amounted to $145,320 and $74,343, respectively. The amount of interest recognized on impaired loans using the cash method of accounting was not material for the years ended December 31, 2000 and 1999. The company has no commitments to lend additional funds to borrowers whose loans have been modified.

Note 6 - Allowance for Possible Loan Losses

The allowance for possible loan losses (the "Allowance") is a valuation reserve available to absorb future loan charge-offs. The Allowance is increased by provisions charged to operating expenses and by recoveries of loans which were previously written-off. The Allowance is decreased by the aggregate loan balances, if any, which were deemed uncollectible during the year.

Individual consumer loans are predominantly undersecured, and the allowance for possible losses associated with these loans has been established accordingly. The majority of the non-consumer loan categories are generally secured by real-estate, receivables, inventory, machinery, equipment, or financial instruments. The amount of collateral obtained is based upon management's evaluation of the borrower.

Activity within the Allowance account for the years ended December 31, 2000 and 1999 follows:

Years ended December 31,
2000	1999

Balance, beginning of year
Add: Acquisition of allowance (Tarpon Bank)
Add: Provision for loan losses
Add: Recoveries of previously charged off amounts
Total
Deduct: Amount charged-off
Balance, end of year

$2,015,645 201,806 869,775 179,561 $3,266,787 -689,314 $2,577,473	$1,824,179 - - 995,000 48,486 $2,867,665 -852,020 $2,015,645

Note 7 - Property and Equipment

Building, furniture, equipment, land and land improvements are stated at cost less accumulated depreciation. Components of property and equipment included in the consolidated balance sheets at December 31, 2000 and 1999 follow:

	December 31,
	2000	1999
Land Building Leasehold improvements Furniture and equipment Construction in progress Property and equipment, gross Deduct: Accumulated depreciation Property and equipment, net	$1,064,268 4,628,512 166,500 2,185,050 - - $8,044,338 -1,738,102 $6,306,236	$ 809,461 2,832,701 166,500 1,316,156 563,489 $5,688,307 -982,904 $4,705,403

Depreciation expense for the years ended December 31, 2000 and 1999 amounted to $465,965 and $232,144, respectively. Depreciation is charged to operations over the estimated useful lives of the assets. The estimated useful lives and methods of depreciation for the principal items follow:

Type of Asset Furniture and equipment Buildings Leasehold improvements	Life in Years 1 to 7 32, 39 5	Depreciation Method Straight-line Straight-line Straight-line

Note 8 - Commitments and Contingencies

The Bank entered into a five-year operating lease with respect to its branch located in Cordele, Georgia. Upon expiration, on September 19, 2002, the lease is renewable for two successive five-year periods. The approximate future minimum rental commitments for the above lease as of December 31, 2000 are shown below:

Calendar Year 2001 2002 Total	Amount $13,200 9,500 $22,700

In the normal course of business, there are various outstanding commitments to extend credit in the form of unused loan commitments and standby letters of credit that are not reflected in the consolidated financial statements. Since commitments may expire without being exercised, these amounts do not necessarily represent future funding requirements. The Company uses the same credit and collateral policies in making commitments as those it uses in making loans.

At December 31, 2000 and 1999, the Company had unused loan commitments of approximately $12.1 million and $7.5 million, respectively. Additionally, standby letters of credit of approximately $735,000 and $281,000 were outstanding at December 31, 2000 and 1999, respectively. The majority of these commitments are collateralized by various assets. No material losses are anticipated as a result of these transactions.

The Company and its subsidiaries are subject to claims and lawsuits which arise primarily in the ordinary course of business. It is the opinion of management that the disposition or ultimate resolution of such claims and lawsuits will not have a material adverse effect on the consolidated financial position of the Company and its subsidiaries.

Please refer to Note 15 concerning warrants and options earned by directors and executive officers.

Note 9 - Deposits

The following details deposit accounts at December 31, 2000 and 1999:

	December 31,
	2000	1999
Non-interest bearing deposits Interest bearing deposits: NOW accounts Money market accounts Savings Time, less than $100,000 Time, $100,000 and over Total deposits	$11,786,792 11,304,384 11,770,388 4,223,199 104,091,335 37,750,556 $182,926,654	$6,411,554 7,676,882 5,529,286 1,668,379 62,895,083 30,148,902 $114,330,086

At December 31, 2000, the scheduled maturities of all certificates of deposit were as follows:

Year Ended December 31 2001 2002 2003 2004 2005 Total	Amount $98,455,230 27,035,769 7,409,642 2,632,838 6,308,412 $141,841,891

Note 10 - Borrowings

On March 1, 2000, the Company executed a loan agreement (the "Agreement") with an unrelated financial institution. The Agreement provides for borrowings up to $2.0 million at a prime rate of interest. The Agreement also provides for a quarterly interest payment and an annual principal reduction of $400,000. Funds which were borrowed were used to purchase shares of Tarpon Financial Corporation as well as supplement Tarpon Bank's capital accounts with $500,000. At December 31, 2000, the outstanding balance on the above loan was $1,092,000.

Note 11 - Shareholders' Equity

The Company currently has 50.0 million shares authorized: 1,823,507 and 1,534,711 shares outstanding at December 31, 2000 and 1999, respectively. In addition, the Company is authorized to issue up to 10.0 million shares of no-par value preferred stock. As of December 31, 2000 and 1999, no shares of preferred stock were issued and outstanding.

As of December 31, 2000, there were 266,868 warrants convertible into the Company's common stock on a one-to-one basis upon surrender of warrants together with a cash consideration. Of the 266,868 warrants above, 166,868 are exercisable at $3.33 per warrant and the remaining 100,000 are exercisable at $10.00 per warrant. There were 84,634 warrants exercised during the calendar year 2000. No warrants were exercised during the calendar year 1999. At December 31, 2000, there were 31,120 stock options convertible into the Company's common stock on a one-to-one basis upon surrender of stock options together with a cash consideration. Of the 31,120 stock options above, 21,120 are exercisable at $3.33 per stock option and the remaining 10,000 are exercisable at $12.00 per stock option. During each of the calendar years 2000 and 1999, 15,840 stock options were converted into the Company's common stock upon their surrender together with $52,800.

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

    Establish a minimum of two-thirds of the votes of the issued and outstanding shares of the Company in order to:

      Remove a member of the Company's Board of Directors,

      Approve any merger or consolidation of the Company with or into another entity, and the sale or other disposition of all or substantially all of the Company's assets, and,

      Alter, delete or rescind any provision of the Company's amended Articles.

Note 12 - Interest on Deposits and Borrowings

A summary of interest expense for the years ended December 31, 2000 and 1999 follows:

December 31,
2000	1999

Interest on NOW accounts
Interest on money market accounts
Interest on savings accounts
Interest on CDs under $100,000
Interest on CDs $100,000 and over
Interest on federal funds, FHLB and borrowings
Total interest on deposits and borrowings

$ 306,341 433,084 116,754 5,164,133 2,416,534 208.146 $8,644,992	$ 204,537 190,279 50,881 3,319,667 1,574,323 4,086 $5,343,773

Note 13 - Other Operating Expenses

A summary of other operating expenses for the years ended December 31, 2000 and 1999 follows:

December 31,
2000	1999

Stationary and supplies
Regulatory fees
Courier & postage
Advertising &business development
Utilities and telephone
Directors' fees
Taxes and licenses
Goodwill amortization
All other operating expenses
Total other operating expenses

$200,500 97,487 127,469 201,288 140,380 99,400 117,569 105,762 488,982 $1,578,837	$167,017 66,064 75,145 168,057 81,183 90,300 61,970 - - 309,209 $1,018,945

Note 14 - Income Taxes

As of December 31, 2000 and 1999, the Company's provision for income taxes consisted of the following:

	December 31,
	2000	1999
Current Deferred Change in valuation allowance Federal income tax expense	$740,789 13,704 122,740 $877,233	$531,337 -19,743 47,683 $559,277

The Company's provision for income taxes differs from the amounts computed by applying the federal income tax statutory rates to income before income taxes. A reconciliation of federal statutory income taxes to the Company's actual income tax provision follows:

	Years ended December 31,
	2000	1999
Income taxes at statutory rate State tax, net of Federal benefits Change in valuation allowance Tax-exempt income Other Total	$57,536 113,485 122,740 -26,747 100,219 $877,233	$548,511 76,020 47,683 -28,096 -84,841 $559,277

The tax effects of the temporary differences that comprise the net deferred tax assets at December 31, 2000 and 1999 are presented below:

	2000	1999
Deferred tax assets: Allowance for loan losses Unrealized loss, securities Deferred liability, depreciation Valuation reserve Net deferred tax asset	$762,788 25,434 -33,045 -723,284 $ 31,893	$640,048 112,660 11,638 -600,544 $163,802

There was a net change in the valuation allowance during the calendar years 2000 and 1999. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projection for future taxable income over the periods which the temporary differences resulting in the deferred tax assets are deductible, management believes it is more likely than not that the Company will realize the benefits of those deductible differences, net of the existing valuation allowance at December 31, 2000.

Note 15 - Related Party Transactions

Stock Warrants and Options. All outstanding warrants were issues to directors of either the Company, Community Bank, or Cumberland Bank. No stock warrants were granted during calendar year 2000. During 1999, 100,000 stock warrants were granted to Organizers of Cumberland Bank. Each warrant is convertible into one Company common stock upon its surrender together with $10.00. The warrants vest annually over a three-year period and expire within seven years. Please refer to Note 11 for additional information concerning stock warrants.

All outstanding stock options were issued to executive officers of either the Company, Community Bank, or Cumberland Bank. No stock options were granted during calendar year 2000. During 1999, 10,000 stock options were granted to key employees of the Company. Each stock option is convertible into one Company common stock upon its surrender together with $12.00. The stock options vest annually over a three-year period and expire within seven years after vesting. Please refer to Note 11 for additional information concerning stock options.

Borrowings and Deposits by Directors and Executive Officers. Certain directors, principal officers and companies with which they are affiliated are customers of and have banking transactions with the subsidiary banks in the ordinary course of business. As of December 31, 2000 and 1999, loans outstanding to directors, their related interests and executive officers aggregated $5,520,276 and $4,120,083, respectively. These loans were made on substantially the same terms, including interest rates and collateral, as those prevailing at the same time for comparable transactions with unrelated parties. In the opinion of management, loans to related parties did not involve more than normal credit risk or present other unfavorable features.

A summary of the related party loan transactions during the calendar years 2000 and 1999 follows:

	Insider Loan Transactions
	2000	1999
Balance, beginning of year New loans Less: Principal reductions Balance, end of year	$4,120,083 2,248,578 -848,385 $5,520,276	$3,413,215 3,211,002 -2,504,134 $4,120,083

Deposits by directors and their related interests, as of December 31, 2000 and 1999 approximated $5,008,683 and $3,704,112, respectively.

Note 16 - Employee Benefit Plan

A profit sharing plan (the "Plan") was established by the Company to provide for participation in profits by employees or their beneficiaries. The annual contribution to the Plan, not to exceed allowable deductions per tax laws and regulations, is determined by the Board of Directors. The Plan has a pre-determined formula for allocating contributions among participants and for distributing funds upon the occurrence of certain events. For the years ended December 31, 2000 and 1999, the Company contributed $183,574 and $126,000, respectively, to the Plan.

Note 17 - Concentration of Credit

The substantial majority of the Company's loans are made to individuals and businesses located within the Company's primary service area (the "PSA"). The Company's PSA consists of the following counties and their surrounding counties: Turner, Georgia, Crisp, Georgia, Camden, Georgia and Pinellas, Florida. The ability of the majority of the Company's customers to honor their contractual loan obligations is dependent on economic conditions prevailing at the time in the Company's PSA.

Forty-eight percent of the Company's loan portfolio is concentrated in loans secured by real estate, of which a substantial portion is secured by real estate in the Company's PSA. Accordingly, the ultimate collectibility of the loan portfolio is susceptible to changes in market conditions in the Company's PSA. The other significant concentrations of credit by type are set forth under Note 5.

The Company, as a matter of policy, does not generally extend credit to any single borrower or group of related borrowers in excess of 15% of the subsidiary banks' statutory capital, or approximately $2,850,000.

Note 18 - Fair Value of Financial Instruments

The fair value of a financial instrument is the current amount that would be exchanged between willing parties, other than in a forced liquidation. Fair value is best determined based upon quoted market prices. However, in many instances, there are no quoted market prices for the Company's various financial instruments. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. Accordingly, the fair value estimates may not be realized in an immediate settlement of the instrument. SFAS No. 107, "Disclosure about Fair Values of Financial Instruments," excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented may not necessarily represent the underlying fair value of the Company.

The following methods and assumptions were used by the Company in estimating fair values of financial instruments as disclosed herein:

Cash and Due from Banks, Interest-Bearing Deposits with Banks and Federal Funds Sold. The carrying amounts of cash and due from banks, interest-bearing deposits with banks, and federal funds sold approximate their fair value.

Available-for-Sale Securities. Fair values for securities are based on quoted market prices. Fair value for FRB stock and FHLB stock approximate their carrying values based on their redemption provisions.

Loans. The fair values of the Company's loans and lease financing have been estimated using two methods: (1) the carrying amounts of short-term and variable rate loans approximate fair values excluding certain credit card loans which are tied to an index floor; and (2) for all other loans, the discounting of projected future cash flows. When using the discounting method, loans are pooled in homogeneous groups with similar terms and conditions and discounted at a target rate at which similar loans would be made to borrowers at year end. In addition, when computing the estimated fair values for all loans, the allowance for loan losses is subtracted from the calculated fair values for consideration of credit issues.

Accrued Interest Receivable. The carrying amount of accrued interest receivable approximates the fair value.

Deposits. The carrying amounts of demand deposits and savings deposits approximate their fair values. The methodologies used to estimate the fair values of all other deposits are similar to the two methods used to estimate the fair values of loans. Deposits are pooled in homogeneous groups and the future cash flows of these groups are discounted using current market rates offered for similar products at year end.

Accrued Interest Payable. The carrying amount of accrued interest payable approximates the fair value.

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

The following table presents the carrying amounts and fair values of the specified assets and liabilities held by the Company at December 31, 2000 and 1999. The information presented is based on pertinent information available to management as of December 31, 2000 and 1999. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued since that time, and the current estimated fair value of these financial instruments may have changed since that point in time.

	December 31, 2000		December 31, 1999
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets: Cash and due from banks Interest bearing deposits with other banks Federal funds sold Securities available-for-sale Loans Accrued interest receivable	$2,808,968 1,294,000 11,790,000 13,155,509 160,953,779 3,950,247	$2,808,968 1,294,000 11,790,000 13,155,509 161,723,140 3,950,247	$2,568,037 - - 8,540,000 9,708,104 98,895,489 2,581,422	$2,568,037 - - 8,540,000 9,708,104 98,355,677 2,581,422
Financial liabilities: Deposits Borrowings Accrued interest payable	$182,926,654 1,092,000 1,188,309	$183,405,518 1,092,000 1,188,309	$114,330,086 - - 685,893	$114,560,043 - - 685,893

Note 19 - Regulatory Matters

The Company is governed by various regulatory agencies. Bank holding companies and their nonbanking subsidiaries are regulated by the FRB. National banks are primarily regulated by the OCC. All federally-insured banks are also regulated by the FDIC. The Company's banking subsidiaries include three national banks, all insured by the FDIC.

Various requirements and restrictions under federal and state laws regulate the operations of the Company. These laws, among other things, require the maintenance of reserves against deposits, impose certain restrictions on the nature and terms of the loans, restrict investments and other activities, and regulate mergers and the establishment of branches and related operations. The ability of the parent company to pay cash dividends to its shareholders and service debt may be dependent upon cash dividends from its subsidiary banks. Each subsidiary bank is subject to limitations under federal law in the amount of dividends it may declare. At December 31, 2000, approximately $2,560,000 of the subsidiary banks' retained earnings was available for dividend declaration without prior regulatory approval.

The banking industry is also affected by the monetary and fiscal policies of regulatory authorities, including the FRB. Through open market securities transactions, variations in the discount rate, the establishment of reserve requirements and the regulation of certain interest rates payable by member banks, the FRB exerts considerable influence over the cost and availability of funds obtained for lending and investing. Changes in interest rates, deposit levels and loan demand are influenced by the changing conditions in the national economy and in the money markets, as well as the effect of actions by monetary and fiscal authorities. Pursuant to the FRB's reserve requirements, the subsidiary banks were required to maintain certain cash reserve balances with the Federal Reserve System of approximately $357,000 and $227,000 at December 31, 2000 and 1999, respectively.

The Company and its subsidiary banks are subject to various regulatory capital requirements administered by federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possible additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and each subsidiary bank must meet specific capital guidelines that involve quantitative measures of the Company's assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weighting and other factors.

Qualitative measures established by regulation to ensure capital adequacy require the Company and each subsidiary bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital to average assets (as defined). Management believes that the Company and each subsidiary bank, as of December 31, 2000, meet all capital adequacy requirements to which they are subject .

As of December 31, 2000, each subsidiary bank was considered to be Well Capitalized. There are no conditions or events since December 31, 2000 that management believes have changed the subsidiary banks' Well Capitalized category. To be categorized as Adequately Capitalized or Well Capitalized, the banks must maintain the following capital ratios:

Total risk-based capital ratio Tier 1 risk-based capital ratio Tier 1 leverage ratio	Adequately Capitalized 8.0% 4.0% 4.0%	Well Capitalized 10.0% 6.0% 5.0%

The Company's and Community Bank's (the largest subsidiary bank) actual capital amounts and ratios are presented in the following table:

Minimum Regulatory Capital Guidelines for Banks
	Actual		Adequately Capitalized			Well Capitalized
(Dollars in thousands)	Amount	Ratio	Amount		Ratio	Amount		Ratio
As of December 31, 2000: Total capital-risk-based (to risk-weighted assets): Community Bank Consolidated	$12,745 18,007	10.5% 11.1%	$9,646 12,981	> >	8% 8%	$12,058 N/A	> >	10% N/A
Tier 1 capital-risk-based (to risk-weighted assets): Community Bank Consolidated	$11,238 15,979	9.3% 9.8%	$4,823 6,491	> >	4% 4%	$7,235 N/A	>	6% N/A
Tier 1 capital-leverage (to average assets): Community Bank Consolidated	$11,238 15,979	8.5% 9.6%	$5,256 6,631	> >	4% 4%	$6,569 N/A	>	5% N/A
Minimum Regulatory Capital Guidelines for Banks
	Actual		Adequately Capitalized			Well Capitalized
(Dollars in thousands)	Amount	Ratio	Amount		Ratio	Amount		Ratio
As of December 31, 1999: Total capital-risk-based (to risk-weighted assets): Community Bank Consolidated	$10,923 14,685	11.8% 14.7%	$7,407 8,015	> >	8% 8%	$9,259 N/A	> >	10% N/A
Tier 1 capital-risk-based (to risk-weighted assets): Community Bank Consolidated	$9,756 13,433	10.5% 13.4%	$3,703 4,007	> >	4% 4%	$5,555 N/A	>	6% N/A
Tier 1 capital-leverage (to average assets): Community Bank Consolidated	$9,756 13,433	8.2% 10.5%	$4,759 5,133	> >	4% 4%	$5,949 N/A	>	5% N/A

Note 20 - Dividends

The primary source of funds available to the Company to pay shareholder dividends and other expenses is from its subsidiary banks. Bank regulatory authorities impose restrictions on the amounts of dividends that may be declared by banks. Further restrictions could result from a review by regulatory authorities of the subsidiary banks' capital adequacy. During the calendar years 2000 and 1999, dividends paid by the Company to its shareholders amounted to $153,471 and $151,887, respectively. On a per share basis, the above dividends amounted to $.10 for the calendar years 2000 and 1999.

Note 21 - Parent Company Financial Information

This information should be read in conjunction with the other notes to the consolidated financial statements.

Parent Company Balance Sheets
As of December 31,
Assets:	2000	1999
Cash Accounts receivable Investment in CDs Investment in subsidiaries Investment in goodwill Investment in other assets Total Assets	$85,809 373,034 10,000 16,679,705 1,813,261 59,000 $19,020,809	$143,103 318,042 60,000 12,749,634 - - - - $13,270,779
Liabilities and Shareholders' Equity
Accounts payable Note payable Total Liabilities	$185,435 1,092,000 $1,277,435	$66,798 - - $66,798
Common stock Retained earnings Treasury stock Unrealized (-loss) on securities Total Shareholders' Equity Total liabilities and Shareholders' Equity	$ 10,861,822 6,957,865 -26,941 -49,372 $ 17,743,374 $203,201,260	$ 7,702,091 5,731,110 - - -229,220 $ 13,203,981 $128,337,515

Parent Company Statements of Income
Years Ended December 31,
Revenues:	2000	1999
Interest income Dividends from Community Bank Total revenues	$ 2,264 200,000 $202,264	$ 99,110 700,000 $799,110
Expenses: Salaries and benefits Interest expense Professional fees Amortization of goodwill Other expenses Total expenses	$19,548 92,993 164,493 105,762 47,736 $430,532	$24,134 - - 182,577 - - 55,144 $261,855
(-Loss) before taxes and equity in undistributed earnings of subsidiaries Tax (-benefit)	-$228,268 -119,739	$537,255 -215,523
(-Loss) equity in undistributed earnings of subsidiaries Equity in undistributed earnings of subsidiaries Net income	-$108,529 1,488,755 $1,380,226	$752,778 301,213 $1,053,991

Parent Company Statements of Cash Flows
Years Ended December 31,
Cash flows from operating activities:	2000	1999

Net income
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed earnings of subsidiaries
Amortization of goodwill
(-Increase) in receivables and other assets
Increase in payables
Net cash provided by operating activities

	$1,380,226 -1,488,755 105,762 -113,992 118,637 $1,878	$1,053,991 -301,213 - - -192.596 25,798 $585,980
Cash flows from investing activities: Investment in subsidiaries Decrease in investments Purchase of goodwill Net cash used by financing activities	-$2,261,468 50,000 -1,919,023 -$4,130,491	-$4,000,000 42,000 - - -$3,958,000
Cash flows from financing activities: Increase in borrowings Exercise of warrants, options Sale of stock Payment of cash dividends Purchase of treasury stock Net cash provided by financing activities	$1,092,000 334,901 2,824,830 -153,471 -26,941 $4,071,319	$ - - 52,800 - - -151,887 - - -$99,087
Net (-decrease) in cash and cash equivalents Cash and cash equivalents, beginning of year Cash and cash equivalents, end of year	-$57,294 143,103 $85,809	-$3,471,107 3,614,210 $143,103

Note 22 - Subsequent Events

Subsequent to December 31, 2000, and prior to the date of this report, the Company declared a dividend of $.10 per share for each share of its common stock outstanding. Any declaration of future dividends is within the Board of Directors' discretion and will depend, among other things, on general business conditions, the banking industry, the Company's earnings and capital needs and any applicable regulatory requirements.

Item 8.	Changes in and Disagreements With Accountants and Financial Disclosure.

The Registrant did not change accountants in 2000 and continues to use the independent accounting firm of Francis & Company, CPAs.

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

Name	Age	Position with Company and Bank and Principal Occupation
Class I (Terms expiring in 2003)
T. Brinson Brock, Sr.	44

Mr. Brock has served as the President and Chief Executive Officer of the Company since June 8, 1999; as Executive Vice President and Acting Chief Executive Officer during March 24, 1998 and June 7, 1999, and as Secretary of the Company during November 1989 and May 1998, a director of the Company since August 1989, President and Chief Executive Officer of CNB since March 24, 1998, a director and Secretary of CNB since August 1990 and a director of Cumberland and Tarpon since October 1999 and February 2000, respectively. Mr. Brock raises beef cattle out of which he places many FFA and 4H show calves for club members across the state. He also raises quarter and registered miniature horses, which his children show and sell. He serves as Vice President of the Turner County Cattlemen's Association. He is an active member of Georgia Banker's Association Agricultural Committee and is an instructor in various AIB and bank training programs. Mr. Brock is a member of both the Turner and Crisp County Chambers of Commerce. He is a deacon of Ashburn First Baptist Church.

Willis R. Collins	55

Mr. Collins has served as director of the Company since August 1989 and has been Chairman of the Board since August 2000. He has served as a director of CNB since August 1990. Mr. Collins served as a Commissioner of Turner County, Georgia from 1986 to 1993. He organized Cotton Warehouse, Inc. in 1988 and is a partner and manager of Arabi Gin Company.

Gene Stallings Crawford	72

Mr. Crawford has served as a director of the Company since August 1989, and of CNB since August 1990. For over forty years Mr. Crawford has been active in developing Crawford Cattle Company, a beef and feeder cattle production business.

Donald M. Crews	54

Mr. Crews has served as a director of the Company since May 1999 and of Cumberland since October 1999. Mr. Crews has been the owner and operator of Furniture Factory Outlet, St. Marys, Georgia, since 1985. Mr. Crews also owns and manages real estate. Mr. Crews is a past director of the Camden/Kingsbay Chamber of Commerce and the Camden/Kingsbay Navy League and has served for five years on the Better Business Committee for Camden County.

Benny Warren Denham	70

Mr. Denham has served as a director of the Company since August 1989, of CNB since August 1990, and of Cumberland since February 2000. Mr. Denham is a co-owner of Denham Farms and has operated this farming business since 1951. Mr. Denham has been a director of Oglethorpe Power Company since 1988, and serves as its Vice-Chairman. Mr. Denham serves on the Georgia Electric Membership Corporation Executive Committee and is a past President. He is also director of Irwin Electric Membership Corporation and served as Chairman for several years. Mr. Denham served as a Commissioner of Turner County, Georgia from 1980 to 1990.

Class II (Terms expiring in 2001)
Lloyd Greer Ewing	56

Mr. Ewing has served as a director of the Company since August 1989, and of CNB since August 1990. Mr. Ewing joined Ewing Buick, Pontiac, GMC Trucks, Inc. in 1973 and has held various positions in that company. He is now its President and General Manager. Mr. Ewing is a former member of the Board of Directors at First Federal Savings Bank of Turner County.

Grady Elmer Moore	66

Mr. Moore has served as a director of the Company since August 1989, and of CNB since August 1990. Mr. Moore runs a row crop operation, G.M. Farms, Inc., which he has pursued for the past thirty-five years.

Sara Ruth Raines	55

Mrs. Raines has served as the Chairman of the Board of the Company and CNB during August 1998-August 2000, and as a director of the Company August 1989, of CNB since August 1990, and of Cumberland since February 2000. Mrs. Raines is the President of Raines Investment Group, Inc., which is a franchisee of Aaron's Rental Purchase Stores.

Joe Sheppard	67

Mr. Sheppard has served as a director of the Company since May 1999 and of Cumberland since October 1999. He has served as Chairman of the Board of Resource Systems, Inc., an Atlanta-based company engaged in the telecommunications business, for more than five years.

Class III (Terms expiring in 2002)
Bobby Y. Franklin	55

Mr. Franklin has served as a director of the Company since May 1999 and of Cumberland since October 1999. Mr. Franklin has been the owner and operator of B&D Tire Company in Kingsland, Georgia, since 1979 and the owner of Franklin Properties in Hilliard, Florida, since 1979. Mr. Franklin serves as director of the Georgia Tire and Retreaders Dealers Association.

James E. Shirley (Nominee)	57

Mr. Shirley has served as President, Chief Executive Officer and a director of Cumberland since October 1, 1999. From 1992-1999, he was Senior Vice President of Golden Isles Financial Holdings, Inc. and its wholly owned subsidiary, The First Bank of Brunswick.

Benjamin E. Walker	70

Mr. Walker has served as a director of the Company since August 1989, and of CNB and Tarpon since August 1990 and March 2000, respectively. Mr. Walker is a part-owner of M & W Sportswear, Inc., a local garment contracting company. Mr. Walker is also a co-owner of SWS Garment, Inc., a uniform manufacturing company in Fitzgerald, Georgia.

Jimmie Ann Ward	63	Mrs. Ward has served as a director of the Company since August 1989, and of CNB since August 1990. Mrs. Ward is Vice President of Ward Land Company and is a community volunteer in Turner County.
Freddie J. Weston, Jr.	63

Mr. Weston has served as a director of the Company since August 1989, and as director and Chairman of CNB since August 1990 and August 2000, respectively. Mr. Weston served in the U.S. Army for more than twenty-five years, retiring in October 1981. Since 1983, he has been the coordinator of Vocational Academic Education at Turner County High School where he is Assistant Principal and teaches business and financial management.

B.	Executive Officers.
T. Brinson Brock, Sr.	44

Mr. Brock has served as the President and Chief Executive Officer of the Company since June 8, 1999; as Executive Vice President and Acting Chief Executive Officer during March 24, 1998 and June 7, 1999, and as Secretary of the Company during November 1989 and May 1998, a director of the Company since August 1989, President and Chief Executive Officer of the CNB since March 24, 1998, a director and Secretary of CNB since August 1990 and a director of Cumberland and Tarpon since October 1999 and February 2000, respectively. Mr. Brock raises beef cattle out of which he places many FFA and 4H show calves for club members across the state. He also raises quarter and registered miniature horses, which his children show and sell. He serves as Vice President of the Turner County Cattlemen's Association. He is an active member of Georgia Banker's Association Agricultural Committee and is an instructor in various AIB and bank training. programs. Mr. Brock is a member of both the Turner and Crisp County Chambers of Commerce. He is a deacon of Ashburn First Baptist Church.

Ava Lovett	56

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

Section 16(a) of the Exchange Act and related regulations require the Company's executive officers and directors and certain persons who own more than 10% of the Company's Common Stock to file reports of their holdings and transactions in the Company's Common Stock with the SEC. Based on the Company's records and other information, the Company believes that all filing requirements applicable to such persons were complied with in 2000.

Item 10.	Executive Compensation.
A.	Named Executive Officers.

The following table sets forth the compensation paid to the named executive officers of the Company for each of the Company's last three completed fiscal years:

SUMMARY COMPENSATION TABLE
Annual Compensation
Name and Principal Position (a)	Year (b)	Salary (c)	Bonus (d)	Compensation (e)
T. Brinson Brock, Sr. President and Chief Executive Officer of the Company	2000 1999 1998	$125,000 $115,233 $113,233	$39,000 $35,500 $27,500	$30,108(1) $44,340(2) $44,981(3)
Ava Lovett, Secretary of the Company and Senior vice president and Chief Financial Officer of CNB	2000 1999 1998	$97,500 $85,000 $80,222	$33,500 $30,000 $25,000	$15,726(4) $21,408(5) $21,063(6)
Long Term Compensation

Name and Principal Position (a)	Re- stricted Stock Awards (f)	Securities and Underlying Options /SARs (g)	All LTIP Pay-outs (h)	Other Compen- sation (i)
T. Brinson Brock, Sr. President and Chief Executive Officer of the Company	$0	0	$0	$0
Ava Lovett, Secretary of the Company and Senior vice president and Chief Financial Officer of CNB	$0	0	$0	$0

(1) Includes $19,680 in profit sharing contributions.

(2) Includes $18,907 in profit sharing contributions.

(3) Includes $21,035 in profit sharing contributions.

(4) Includes $15,726 in profit sharing contributions.

(5) Includes $14,031 in profit sharing contributions.

(6) Includes $15,783 in profit sharing contributions

OPTION/SAR GRANTS IN LAST FISCAL YEAR

In 2000, the Company did not make any grants of stock options to executive officers.

AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FY-END OPTION/SAR VALUES
Name (a)	Shares Acquired on Exercise (b)	Value Realized (c)	Number of Securities Underlying Unexercised Options/SARs at FY-End Exercisable /Unexercisable (d)	Value of Unexercised in-the-Money Options/SARs at FY-End Exercisable /Unexercisable (e)(1)
T. Brinson Brock, Sr. Ava Lovett	0 0	0 0	10,560/0 1666/3333	$123,235/0 $4998/$10,002(2)

(1) Dollar values have been calculated by determining the difference between the estimated fair market value of the Company's Common Stock at December 31, 2000 (i.e., $15.00 per share) and the exercise price of the various options.

(2) One-third of the options vested on October 1, 2000. One-third of the options will vest each on October 1, 2001 and October 1, 2002, respectively. Each one-third of the options expires on October 1, 2008 and October 1, 2009, respectively.

B.	Directors.

Each director of the CNB received $500 for each meeting of the Board of Directors that he or she attended. In addition, each director who was a member of CNB's Loan Committee received $100 per month and $100 for each Loan Committee meeting that he or she attended. In December 2000, each director of CNB received a $3,000 holiday bonus.

Item 11.	Security Ownership of Certain Beneficial Owners and Management.

On March 9, 2001, the Company had 1,312 shareholders of record.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

The following table sets forth share ownership information as of March 9, 2001, with respect to the Common Stock, with respect to any person known to the Registrant to be a beneficial owner of more than 5% of the Commons Stock*:

Name and Address of Beneficial Owner	Number of shares	Percent of Class(1)
T. Brinson Brock, Sr. 1252 Brock Road Arabi, Georgia 31712	92,326(2)	5.00%
Willis R. Collins 9655 Georgia Highway 112 East Rebecca, Georgia 31783	92,165(3)	5.01%
Gene Stallings Crawford 56 South Academy Street Rebecca, Georgia 31783	111,452(4)	6.05%

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

(1) The percentages are based on 1,821,635 shares of Common Stock outstanding, plus shares of Common Stock that may be acquired by the beneficial owner within 60 days of March 9, 2001, by exercise of options and/or warrants.

(2) Includes 1180 shares held as custodian for Brent Brock, 1096 shares held as custodian for Kristen Brock, 910 shares held as custodian for Hunter Chess Brock, and 1,024 shares owned by Mr. Brock's wife, as to all of which Mr. Brock disclaims beneficial ownership. Also includes the right to acquire 14,000 shares pursuant to currently exercisable warrants and the right to acquire 10,560 shares pursuant to currently exercisable options.

(3) Includes 45,132 shares owned by Mr. Collins's wife as to which he disclaims beneficial ownership. Also includes the right to acquire 17,168 shares pursuant to currently exercisable warrants.

(4) Includes 18,750 shares owned by Mr. Crawford's wife as to which he disclaims beneficial ownership, 8,115 shares held as custodian for his son Gene Scott Crawford and 8,115 shares held as custodian for his son Phillip Andrew Crawford. Also includes the right to acquire 20,000 shares pursuant to currently exercisable warrants.

SECURITY OWNERSHIP OF MANAGEMENT

The following table sets forth share ownership information as of March 9, 2001 of the Registrant's Common Stock with respect to (i) each director and named executive officer of the Registrant who beneficially owns Common Stock of the Registrant; and (ii) all directors and named executive officers of the Registrant as a group*:

Name and Address of Beneficial Owner	Number of shares	Percent of Class(1)
T. Brinson Brock, Sr. 1252 Brock Road Arabi, Georgia 31712	92,326(2)	5.00%
Willis R. Collins 9655 Georgia Highway 112 East Rebecca, Georgia 31783	92,165(3)	5.01%
Gene Stallings Crawford 56 South Academy Street Rebecca, Georgia 31783	111,452(4)	6.05%
Donald W. Crews 2001 Osborn Road St. Marys, Georgia 31558	21,510(5)	1.18%
Benny Warren Denham 424 East Inaha Road Sycamore, Georgia 31790	36,930(6)	2.01%
Lloyd Greer Ewing 545 East Monroe Ashburn, Georgia 31714	33,211(7)	1.81%
Bobby Y. Franklin Route 3, Box 6560 Hilliard, Florida 32046	19,025(8)	1.04%
Ava Lovett 401 East Highway 32 Sycamore, Georgia 31790	2111 (9)	.12%
Grady Elmer Moore 5580 Highway 33 North Arabi, Georgia 31712	81,050(10)	4.39%
Sara Ruth Raines P.O. Box 606 Ashburn, Georgia 31714	70,359(11)	3.82%
Joe S. Sheppard 119 River Bend Drive St. Marys, Georgia 31558	14,667(12)	.80%
James E. Shirley 147 River Bend Drive St. Mary's, Georgia 31558	25,452(13)	1.39%
Benjamin E. Walker P.O. Box 185 Ashburn, Georgia 31714	79,861(14)	4.34%
Jimmie Ann Ward 1330 Warwick Highway Ashburn, Georgia 31714	60,000(15)	3.29%
Freddie J. Weston, Jr. 828 West Madison Avenue Ashburn, Georgia 31714	15,000.82%
All directors, nominees and named executive officers as a group(16) (14 persons)	755,119 shares	37.45%

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
  The percentages are based on 1,821,635 shares of Common Stock outstanding, plus shares of Common Stock which may be acquired by the beneficial owner, or group of beneficial owners, within 60 days of March 9, 2001, by exercise of options and/or warrants. The percentage total differs from the sums of the individual percentages due to the differing denominators with respect to each calculation.
  Includes 1180 shares held as custodian for Brent Brock, 1096 shares held as custodian for Kristen Brock, 910 shares held as custodian for Hunter Chess Brock, and 1,024 shares owned by Mr. Brock's wife, as to all of which Mr. Brock disclaims beneficial ownership. Also includes the right to acquire 14,000 shares pursuant to currently exercisable warrants and the right to acquire 10,560 shares pursuant to currently exercisable options.
  Includes 45,132 shares owned by Mr. Collins's wife as to which he disclaims beneficial ownership. Also includes the right to acquire 17,168 shares pursuant to currently exercisable warrants.
  Includes 18,750 shares owned by Mr. Crawford's wife, 8,115 shares held as custodian for his son Gene Scott Crawford and 8,115 shares held as custodian for his son Phillip Andrew Crawford, as to all of which he disclaims beneficial ownership. Also includes the right to acquire 20,000 shares pursuant to currently exercisable warrants.
  Includes the right to acquire 5,000 shares pursuant to currently exercisable warrants.
  Includes 4,788 shares owned by Mr. Denham's wife as to which he disclaims beneficial ownership. Also includes the right to acquire 12,000 shares pursuant to currently exercisable warrants.
  Includes 3,000 shares owned by a daughter, Mary Margaret Ewing, as to which Mr. Ewing disclaims beneficial ownership. Also includes the right to acquire 10,000 shares pursuant to currently exercisable warrants.
  Also includes the right to acquire 5,333 shares pursuant to currently exercisable warrants.
  Includes 237 shares owned by Mrs. Lovett's daughter, as to which Mrs. Lovett disclaims beneficial ownership. Also includes the right to acquire 1,666 shares pursuant to currently exercisable stock options.
  Includes 5,000 shares owned by Mr. Moore's wife as to which he disclaims beneficial ownership. Also includes the right to acquire 24,500 shares pursuant to currently exercisable warrants.
  Includes 1,500 shares owned by Ruth's of Ashburn, Inc., 900 shares owned by Georgia Produce EXC, Inc. and 29,119 shares owned by Mrs. Raines's husband and his IRA, as to all of which Ms. Raines disclaims beneficial ownership. Also includes the right to acquire 20,000 shares pursuant to currently exercisable warrants.
  Includes the right to acquire 3,667 shares pursuant to currently exercisable warrants.
  Also includes the right to acquire 1,666 shares pursuant to currently exercisable stock options.
  Includes 35,061 owned by the Walker Family Partnership. Also includes 12,300 shares owned by Mr. Walker's wife as to which he disclaims beneficial ownership. Also includes the right to acquire 19,200 shares pursuant to currently exercisable warrants.
  Includes the right to acquire 20,000 shares pursuant to currently exercisable warrants.
  Warrants to purchase Common Stock of the Company at the original offering price were issued to each founding director of the Company and CNB on the basis of one warrant for each share of Common Stock that he/she purchased in the initial offering. These stock purchase warrants entitle the holder of the warrants to purchase Common Stock at $3.33 per share at any time during the term of the particular warrant. One-third of each director's warrants became vested on August 6, 1990 (the date CNB opened for business), an additional one-third became vested on August 6, 1991, and the final one-third became vested on August 6, 1992. One-third of the warrants expire (unless exercised) on the tenth anniversary of these dates, i.e. on August 6, 2000, August 6, 2001 and August 6, 2002, respectively. One third of the warrants were exercised on or before August 6, 2000 and the shares so acquired are reflected in the beneficial ownership table with respect to all of the above except Ms. Lovett and Messrs. Crews, Franklin, Sheppard and Shirley.

In addition, three of the directors, Messrs. Crews, Franklin and Sheppard, each hold 15,000, 16,000 and 11,000 warrants, respectively, to purchase shares of Common Stock at $10 per share. One third of these warrants vested on October 1, 2000, and each additional one-third will vest on October 1, 2001 and October 1, 2002, respectively, if the grantee satisfies minimum attendance at meetings of the Board of Directors of Cumberland.

Item 12.	Certain Relationships and Related Transactions.

During 2000, CNB loaned funds to certain of the Company's executive officers and directors in the ordinary course of business, on substantially the same terms as those prevailing at the time for comparable transactions with other customers, and which did not involve more than the normal risk of collectibility or present other unfavorable features.

Item 13.	Exhibits List and Reports on Form 8-K
A. Exhibits.
Exhibit Number	Sequential Description
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
B. Reports on Form 8-K.

The Company filed a report on Form 8-K on February 28, 2000, reporting in Item 5 thereof, that effective February 24, 2000, the Company consummated the acquisition of all of the issued and outstanding capital stock of Tarpon Financial by way of a merger of Tarpon Financial into the Company, at the aggregate purchase price of $3,720,000 in cash and stock of the Company.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMMUNITY NATIONAL BANCORPORATION (Registrant) BY: /S/ T. Brinson Brock, Sr. T. Brinson Brock, President, Principal Executive Officer, Principal Financial Officer

Date: March 28, 2001

In accordance with the Exchange Act, this amended report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date
/S/ T. Brinson Brock, Sr. T. Brinson Brock, Sr.	Director	March 28, 2001
/S/ Willis R. Collins Willis R. Collins	Director	March 28, 2001
/S/ Gene Stallings Crawford Gene Stallings Crawford	Director	March 28, 2001
/S/ Donald M. Crews Donald M. Crews	Director	March 28, 2001
/S/ Benny Warren Denham Benny Warren Denham	Director	March 28, 2001
/S/ Lloyd Greer Ewing Lloyd Greer Ewing	Director	March 28, 2001
/S/ Bobby Y. Franklin Bobby Y. Franklin	Director	March 28, 2001
/S/ Grady Elmer Moore Grady Elmer Moore	Director	March 28, 2001
/S/ Sara Ruth Raines Sara Ruth Raines	Director	March 28, 2001
/S/ Joe S. Sheppard Joe S. Sheppard	Director	March 28, 2001
/S/ Benjamin E. Walker Benjamin E. Walker	Director	March 28, 2001
/S/ Jimmie Ann Ward Jimmie Ann Ward	Director	March 28, 2001
/S/ Freddie J. Weston, Jr. Freddie J. Weston, Jr.	Director	March 28, 2001

EXHIBIT 21
SUBSIDIARIES OF REGISTRANT

community national Bank
561 East Washington Avenue
Ashburn, Georgia 31714

CUMBERLAND NATIONAL BANK
392 Charlie Smith, Sr., Highway
St. Mary's, Georgia 31558

FIRST NATIONAL BANK, TARPON SPRINGS
710 East Tarpon Avenue
Tarpon Springs, Florida 34689