Form 10QSB
period 2001-03-31
COMMUNITY NATIONAL BANCORPORATION
filed 2001-05-10
CIK 855386

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

___________________________________________

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2001.

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

Common stock, no par value per share, 1,823,507 shares outstanding as of May __, 2001.

<Page 1>

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

COMMUNITY NATIONAL BANCORPORATION
ASHBURN, GEORGIA
Consolidated balance Sheets
ASSETS
March 31, 2001 (Unaudited)	December 31, 2000 (Unaudited)

Cash and due from banks
Interest bearing deposits in other banks
Federal funds sold
TOTAL CASH AND CASH EQUIVALENTS
Securities:
Available for sale, at fair values
Loans, net
Property and equipment, net
Other real estate owned
Goodwill, net
Other assets
Total Assets

$4,502,817 - - 11,828,000 $16,330,817 13,368,832 181,917,713 6,234,380 35,050 1,781,884 4,491,273 $224,159,949	$2,808,968 1,294,000 11,790,000 $15,892,968 9,708,104 98,895,489 4,705,403 580,000 - - 3,340,482 $128,337,515
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities: Deposits Non-interest bearing deposits Total deposits FHLN advances Note payable Other liabilities Total liabilities	$13,165,270 184,873,840 $198,039,110 5,000,000 992,000 1,886,061 $205,917,171	$13,786,792 169,139,862 $182,926,654 - - 1,092,000 1,439,232 $185,457,886
Commitments and contingencies

Shareholder's Equity:
Common stock, no par value, 50,000,000
shares authorized, 1,823,507 shares
issued and outstanding at March. 31,
2001 and December 31, 2000, respectively
Retained earnings
Treasury stock
Unrealized (loss) on securities, net
Total Shareholders' Equity
Total liabilities and shareholders' equity

	$10,861,822 7,276,531 (138,353) 17,242 $224,159,949	$10,861,822 6,957,865 (26,941) (49,372) $17,743,3741 $203,201,2605

Refer to notes to the consolidated financial statements.

 <Page 2>

COMMUNITY NATIONAL BANCORPORATION
ASHBURN, GEORGIA
Unaudited Consolidated Statements of Income
for the three months ended
	For the quarter Ended March 31,
	2001	2000
Interest Income Interest expense Net interest margin	$5,147,709 2,825,532 2,322,177	$3,433,289 1,643,929 1,789,360
Provisions for possible loan losses	310,000	245,000
Net interest income after provisions for possible loan losses	2,012,177	1,544,360
Service charges Other income Total other income	$288,082 75,491 $363,573	$241,089 74,799 $315,888

Salaries and benefits
Advertising and business development
Repairs and maintenance
Depreciation and amortization
Legal and professional
Data processing
Regulatory fees and assessments
Other operating expenses
Total other expenses

	856,590 57,178 66,105 125,800 46,002 76,085 29,191 351,517 1,608,468	749,707 38,369 50,656 113,341 96,958 77,142 22,529 315,516 1,464,218
Net income (loss) before taxes Provision for income taxes	767,282 266,500	396,030 178,561
Net income	$500,782	$217,469
Basic income per share	$ .28	$ .13
Diluted income per share	$ .26	$ .11

Refer to notes to the consolidated financial statements.

<Page 3>

COMMUNITY NATIONAL BANCORPORATION
ASHBURN, GEORGIA
Unaudited Consolidated Statements of Cash Flows
for the quarter ended
	March 31,
	2001	2000
Cash flows from operating activities	$1,951,318	$1,510,200

Cash flows from investing activities:
Purchase of goodwill
Securities, available-for-sale:
Maturity, paydowns, calls
Purchase of securities
Purchase of fixed assets
Increase in loans
Net cash used in investing activities

	$ - - 2,530,000 (2,577,308) (22,567) (21,273,934) $(21,343,809)	$ (1,953,000) 205,000 (2,310,636) (1,434,325) (25,113,657) $(30,597,618)
Cash flows from financing activities: Increase in equity Increase in customer deposits Increase in borrowings Payment of cash dividends Net cash provided from financing activities	$ - - 15,112,456 4,900,000 (182,116) $19,830,341	$2,788,224 23,713,864 1,000,000 (153,471) $27,348,617
Net increase in cash and cash equivalents Cash and cash equivalents, beginning of period Cash and cash equivalents, end of period	$ 437,849 15,892,968 $16,330,817	$(1,738,801) 11,108,037 $ 9,369,236

Refer to notes to the consolidated financial statements.

 <Page 4>

COMMUNITY NATIONAL BANCORPORATION
ASHBURN, GEORGIA
Consolidated Statements of Changes in Shareholders' Equity (Unaudited)
for the three-month periods ended March 31, 2000 and 2001
	Common Stock		Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income
	Shares	Par Value				Total
Balance, December 31, 1999	1,534,711	$- -	$7,702,091	$5,731,110	$(229,220)	($13,203,981)
Common stock issued	188,322	- -	2,858,795	- -	- -	2,858,795
Comprehensive Income: Net income, three-month period ended March 31, 2000	- -	- -	- -	217,469	- 0-	217,469
Net unrealized (losses) on securities, three-month period ended March 31, 2000	- -	- -	- -	- -	(21,060)	(21,060)
Total comprehensive income	- -	- -	- -	217,469	(21,060)	(196,409)
Less: Distribution of dividends	- -	- -	- -	(153,471)	- -	(153,471)
Balance, March 31, 2000	1,720,593	$- -	$10,490,315	$5,795,108	$(250,280)	$16,035,143
Balance December 31, 2000	1,823,507	$- -	$10,861,822	$6,957,865	$(49,372)	$17,770,315
Treasury Stock	- -	- -	- -	- -	(26,941)	(26,941)
Sale of treasury stock	- -	- -	- -	- -	26,941	26,941
Comprehensive Income: Net income, three-month period ended March 31, 2001	- -	- -	- -	500,782	- -	500,782
Net unrealized gain on securities, three-month period ended March 31, 2001	- -	- -	- -	- -	153,797	153,797
Total comprehensive income	- -	- -	- -	500,782	153,797	654,479
Less: Distribution of dividends	- -	- -	- -	(182,116)	- -	(182,116)
Balance, March 31, 2001	1,823,507	$ - -	$10,861,822	$7,276,531	$104,425	$18,242,778

Refer to notes to the consolidated financial statements.

 <Page 5>

COMMUNITY NATIONAL BANCORPORATION
ASHBURN, GEORGIA
Notes to financial Statements (Unaudited)
March 31, 2001

Note 1 - Basis of Presentation

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. These statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in Form 10-KSB for the year ended December 31, 2000.

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

<Page 6>

COMMUNITY NATIONAL BANCORPORATION
ASHBURN, GEORGIA
Notes to financial Statements (Unaudited)
March 31, 2001

Note 3 - Recent Accounting Pronouncements

In June, 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." Statement No. 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or a liability measured at its fair value. The Statement requires that changes in the derivative instrument's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Statement No. 133, as amended, is effective for fiscal years beginning after June 15, 2000. The Company adopted Statement No. 133 as of September 30, 2000. The adoption of Statement No. 133 did not have a material impact on the financial position or results of operations of the Company.

In September, 2000, FASB issued Statement No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." This new Statement replaces Statement No. 125, issued in June, 1996. Statement No. 140 resolves certain implementation and other issues that have arisen since the initial adoption of Statement No. 125, but it carries over most of Statement No. 125's provisions without change. Statement No. 140 is effective for transfers occurring after March 31, 2001 and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. The adoption of Statement No. 140 will not have a significant impact on the financial position or results of operations of the Company.

<Page 6>

COMMUNITY NATIONAL BANCORPORATION
ASHBURN, GEORGIA
Notes to financial Statements (Unaudited)
March 31, 2001

Item 2 - Management Discussion and Analysis of Financial Condition and Results of Operation.

Liquidity and sources of capital

Community National Bancorporation (the "Company") was organized in August, 1989 and began banking operations through its wholly owned subsidiary, CNB Ashburn, on August 6, 1990. Since then, CNB Ashburn established three additional branches and has total assets approximating $158.8 million at March 31, 2001. During 1999, the Company sold additional stock for approximately $4.0 million, utilizing the proceeds to establish another subsidiary, CNB St. Marys, which began operations in October, 1999. On March 31, 2001, CNB St. Marys had total assets amounting to $38.6 million. On February 24, 2000, the Company acquired FNB Tarpon Springs which, as of March 31, 2001, had total assets approximating $26.1 million.

The Company opened for business in 1990 with $3.4 million in its capital accounts. By March 31, 2001, the capital accounts had increased to $18.1 million through the sale of additional stock and through retained earnings. As evidenced by the table below, all three subsidiary banks are well capitalized.

Bank	Leverage Ratio	Minimum Regulatory Guidelines	Risk Weighted Ratio	Minimum Regulatory Guidelines
CNB Ashburn CNB St. Marys FNB Tarpon Spgs	7.6% 9.1% 9.2%	4.0% 4.0% 4.0%	10.2% 11.1% 12.4%	8.0% 8.0% 8.0%

During the three-month period ended March 31, 2001, total assets increased by $21.0 million to $224.2 million, representing an annualized growth rate of 37.4%. During the three-month period ended March 31, 2001, cash and cash equivalents increased by $.4 million, securities increased by $.2 million, loans increased by $20.9 million, property and equipment decreased by $.1 million, and other assets, including goodwill, decreased by $.4 million. To fund the above growth, deposits, borrowings and other liabilities increased by $15.1 million, $4.9 million and $.5 million, respectively. In addition, the capital accounts, including retained earnings, increased by $.5 million.

Liquidity is the Company's ability to meet all deposit withdrawals immediately, while also providing for the credit needs of customers. The March 31, 2001 financial statements evidence a satisfactory liquidity position as total cash and cash equivalents amounted to $16.3 million, representing 7.3% of total assets. Investment securities amounted to $13.4 million, representing 6.0% of total assets; these securities provide a secondary source of liquidity since they can be converted into cash in a timely manner.

<Page 8>

COMMUNITY NATIONAL BANCORPORATION
ASHBURN, GEORGIA
Notes to financial Statements (Unaudited)
March 31, 2001

The Banks are members of the Federal Reserve System and are maintaining relationships with several correspondent banks and, thus, could obtain funds on short notice. The Company's management closely monitors and maintains appropriate levels of interest earning assets and interest bearing liabilities, so that maturities of assets are such that adequate funds are provided to meet customer withdrawals and loan demand. The Company is not aware of any trends, demands, commitments, events or uncertainties that will result in or are reasonably likely to result in its liquidity increasing or decreasing in any material way.

Results of Operations

For the three-month periods ended March 31, 2001 and 2000, net income amounted to $500,782 and $217,469, respectively. For the three-month periods ended March 31, 2001 and 2000, diluted earnings per share amounted to $.26 and $.11, respectively. Basic earnings per share amounted to $.28 and $.13 for the three month periods ended March 31, 2001 and 2000, respectively. Earnings per share were higher during the three-month period ended March 31, 2001 when compared to the three-month period ended March 31, 2000. The primary reasons for the higher earnings performance during the three-month period ended March 31, 2001 when compared to the three-month period ended March 31, 2000 are as follows:

  CNB St. Marys reported a profit during the three-month period ended March 31, 2001, but had a significant loss during the three-month period ended March 31, 2000.

  Significant expenses were incurred during the three-month period ended March 31, 2000 relating to the acquisition of FNB Tarpon Springs; there were no such expenses during the three-month period ended March 31, 2001.

Below is a more detailed discussion concerning results of operations for the three-month periods ended March 31, 2001 and 2000.

  Earning assets have increased from $140.7 million at March 31, 2000 to $207.1 million at March 31, 2001. As a consequence, net interest income, which represents the difference between interest received on interest earning assets and interest paid on interest bearing liabilities, has increased from $1,789,360 to $2,322,177 for the same period one year later, representing an increase of $532,817, or 29.8%.

  Net yield on earning assets decreased from 5.13% during the three-month period ended March 31, 2000 to 4.71% during the three-month period ended March 31, 2001. The primary reason for the decrease is attributed to the Federal Reserve Board's monetary policy action, reducing interest rates in order to stimulate the economy. The impact of this action on the Company is evidenced in a lower net interest yield because the Company is primarily asset sensitive.

  <Page 9>

  COMMUNITY NATIONAL BANCORPORATION
  ASHBURN, GEORGIA
  Notes to financial Statements (Unaudited)
  March 31, 2001

  Other income increased from $315,888 for the three-month period ended March 31, 2000 to $363,573 for the three-month period ended March 31, 2001. The above increase of $47,685 represents a 15.1% improvement. This increase is primarily due to increased activity in transactional accounts due to a higher deposit base. As a percent of total assets, however, other income decreased from .80% to .65% when comparing the three-month periods ended March 31, 2000 and 2001, respectively.

  Other operating expenses increased from $1,464,218 for the three-month period ended March 31, 2000 to $1,608,468 for the three-month period ended March 31, 2001. The above increase which amounted to $144,250 represents an increase of 9.9%. As a percent of total assets, other operating expenses decreased from 3.73% to 2.87% for the three-month periods ended March 31, 2000 and 2001, respectively. This significant decrease in the ratio of operating expenses to total assets for the three-month period ended March 31, 2001 when compared to the three-month period ended March 31, 2000 is primarily due to the attainment of economies of scale at two subsidiary banks and to the elimination of acquisition related expenses.

At December 31, 2000, the allowance for loan losses amounted to $2,577,473, or 1.58% of gross loans. At March 31, 2001, the allowance amounted to $2,802,424, or 1.52% of gross loans. Management considers the allowance for loan losses to be adequate and sufficient to absorb possible future losses; however, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses or that additional provisions to the allowance will not be required.

The Company is not aware of any current recommendation by the regulatory authorities which, if they were to be implemented, would have a material effect on the Company's liquidity, capital resources, or results of operations.

<Page 10>

PART II - OTHER INFORMATION
Item 1	Legal Proceedings.

There are no material pending legal proceedings to which the Company or the Bank is a party or of which any of their property is the subject.

Item 2	Changes in Securities.

(a) None.
(b) None.

Item 3	Defaults Upon Senior Securities.

None.

Item 4	Submission of Matters to a Vote of Security Holders.

None.

Item 5	Other Information.

None.

Item 6	Exhibits and Reports on Form 8-K.

(a) Exhibits:
None

(b) Reports on Form 8-K.
Registrant filed no reports on Form 8-K during the quarter ended March 31, 2001.

 <Page 11>

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 9, 2000	Community National Bancorporation (Registrant) By: /S/ T. Brinson Brock, T. Brinson Brock President and Chief Executive Officer (Principal Executive, Financial and Accounting Officer)

 <Page 12>