Form 10QSB
period 2001-06-30
COMMUNITY NATIONAL BANCORPORATION
filed 2001-08-06
CIK 855386

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

___________________________________________

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001.

Commission File No. 33-31013

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

Common stock, no par value per share, 1,923,981 shares outstanding as of August 6, 2001.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

COMMUNITY NATIONAL BANCORPORATION
ASHBURN, GEORGIA
Consolidated balance Sheets (Unaudited)
ASSETS
March 30, 2001	December 31, 2000

Cash and due from banks
Interest bearing deposits in other banks
Federal funds sold
TOTAL CASH AND CASH EQUIVALENTS
Securities:
Available for sale, at fair values
Loans, net
Property and equipment, net
Other real estate owned
Goodwill, net
Other assets
Total Assets

$3,432,066 - - 8,311,000 $11,743,066 13,739,120 198,785,838 6,521,792 100,000 1,750,508 4,712,045 $237,352,369	$2,808,968 1,294,000 11,790,000 $15,892,968 13,155,509 160,953,779 6,306,236 82,695 1,813,261 4,996,812 $203,201,260
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities: Deposits Non-interest bearing deposits Interest bearing deposits Total deposits FHLN advances Note payable Other liabilities Total liabilities	$13,393,157 197,015,110 $210,408,267 5,000,000 1,242,000 1,837,805 $218,488,072	$13,786,792 169,139,862 $182,926,654 - - 1,092,000 1,439,232 $185,457,886
Commitments and contingencies

Shareholder's Equity:
Common stock, no par value, 50,000,000
shares authorized, 1,823,507 shares
issued and outstanding at June 30,
2001 and December 31, 2000, respectively
Retained earnings
Treasury stock
Unrealized gain (loss) on securities, net
Total Shareholders' Equity
Total liabilities and shareholders' equity

	$10,861,822 7,891,843 110,632 18,864,297 $237,352,369	$10,861,822 6,957,865 (26,941) (49,372) $17,743,374 $203,201,260

Refer to notes to the consolidated financial statements.

COMMUNITY NATIONAL BANCORPORATION
ASHBURN, GEORGIA
Consolidated Statements of Income
for the three months ended
	June 30,
	2001	2000
Interest Income Interest expense Net interest income	$5,879,825 2,938,188 $2,941,637	$3,818,408 1,929,623 $1,888,785
Provisions for possible loan losses	370,000	195,000
Net interest income after provisions for possible loan losses	$2,571,637	$1,693,785
Other income Service charges Other fees Total other income	$310,357 63,646 $374,003	$276,976 75,231 $352,207

Salaries and benefits
Advertising and business development
Repairs and maintenance
Depreciation and amortization
Legal and professional
Data processing
Regulatory fees and assessments
Other operating expenses
Total other expenses

	$ 845,337 46,219 54,451 191,212 84,298 96,203 27,684 637,424 $1,982,828	776,590 69,459 74,694 142,472 123,123 81,556 23,221 288,853 $1,579,968
Net income before taxes Provision for income taxes	$962,812 347,500	$466,024 184,260
Net income after taxes	$615,312	$281,764
Basic income per share	$ .34	$ .16
Diluted income per share	$ .31	$ .14

Refer to notes to the consolidated financial statements.

COMMUNITY NATIONAL BANCORPORATION
ASHBURN, GEORGIA
Consolidated Statements of Income
for the six months ended
	June 30,
	2001	2000
Interest Income Interest expense Net interest income	$11,027,534 5,763,720 $5,263,814	$7,251,697 3,573,552 $3,678,145
Provisions for possible loan losses	680,000	440,000
Net interest income after provisions for possible loan losses	$4,583,814	$3,238,145
Other income Service charges Other fees Total other income	$598,439 139,137 $737,576	$518,065 150,030 $668,095

Salaries and benefits
Advertising and business development
Repairs and maintenance
Depreciation and amortization
Legal and professional
Data processing
Regulatory fees and assessments
Other operating expenses
Total other expenses

	$1,701,927 103,397 120,556 317,012 130,300 172,288 56,875 988,941 $3,591,296	$1,526,297 107,828 125,350 255,813 220,081 158,698 45,750 604,369 $3,044,186
Net income before taxes Provision for income taxes	$1,730,094 614,000	$862,054 362,821
Net income after taxes	$1,116,094	$499,233
Basic income per share	$ .61	$ .29
Diluted income per share	$ .57	$ .26

Refer to notes to the consolidated financial statements.

COMMUNITY NATIONAL BANCORPORATION
ASHBURN, GEORGIA
Consolidated Statements of Cash Flows
(Unaudited)
	For the six-month period ended June 30,
	2001	2000
Cash flows from operating activities	$2,902,841	$909,681

Cash flows from investing activities:
Decrease in goodwill purchased
Purchase of fixed assets
Purchase of securities, AFS
Maturity and paydowns, AFS
(Increase) in loans, net
Net cash used in investing activities

	$ - - (469,814) (3,577,308) 3,030,000 (38,512,059) $(39,529,181)	$ (1,953,000) (1,727,378) (6,010,502) 275,000 (40,080,967) $(49,496,847)

Cash flows from financing activities:
Increase in borrowings
Increase in deposits
Payment of cash dividends
Sale of treasury stock
Exercise of stock warrants
Issuance of common stock
Net cash provided from financing activities

	$5,150,000 27,481,613 (182,116) 26,941 - - - - $32,476,438	$6,392,000 46,133,058 (153,471)} - - 36,000 2,858,795 $55,266,382
Net increase in cash and cash equivalents Cash and cash equivalents, beginning of period Cash and cash equivalents, end of period	$(4,149,902) 15,892,968 $11,743,066	$6,679,216 11,108,037 $17,787,253

Refer to notes to the consolidated financial statements.

COMMUNITY NATIONAL BANCORPORATION
ASHBURN, GEORGIA
Consolidated Statements of Changes in Shareholders' Equity (Unaudited)
for the three-month periods ended June 30, 2000 and 2001
			Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income
	Common Stock Shares	Treasury Stock				Total
Balance, December 31, 1999	1,534,711	$ - -	$7,702,091	$5,731,110	$(229,220)	$13,203,981
Comprehensive Income: Net income, six-month period ended June 30, 2000	- -	- -	- -	499,233	- -	499,233
Net unrealized (losses) on securities, six-month period ended June 30, 2000	- -	- -	- -	- -	(18,632)	(18,632)
Total comprehensive income	- -	- -	- -	499,233	(18,632)	480,601
Common stock issued	188,322	- -	2,858,795	- -	- -	2,858,795
Stock warrants exercised	10,800	- -	36,000	- -	- -	36,000
Less: Distribution of dividends	- -	- -	- -	(153,472)	- -	(153,472)
Balance, June 30, 2000	1,733,833	$ - -	$10,596,886	$6,076,871	$(247,852)	$16,425,905
Balance December 31, 2000	1,823,507	$(26,941)	$10,861,822	$6,957,865	$(49,372)	$17,743,374
Comprehensive Income: Net income, six-month period ended June 30, 2001	- -	- -	- -	1,116,094	- -	1,116,094
Net unrealized gain on securities, six-month period ended June 30, 2001	- -	- -	- -	- -	160,004	160,004
Total comprehensive income	- -	- -	- -	1,116,094	160,004	1,276,098
Sale of treasury stock	- -	26,941	- -	- -	- -	26,941
Less: Distribution of dividends	- -	- -	- -	(182,116)	- -	(182,116)
Balance, June 30, 2001	1,823,507	$ - -	$10,861,822	$7,891,843	$110,632	$18,864,297

Refer to notes to the consolidated financial statements.

Note 1 - Basis of Presentation

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month and six-month periods ended June 30, 2001, are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. These statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in Form 10-KSB for the year ended December 31, 2000.

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

Item 2 - Management Discussion and Analysis of Financial Condition and Results of Operation.

Liquidity and sources of capital

Community National Bancorporation (the "Company") was organized in August, 1989 and began banking operations through its wholly owned subsidiary, CNB Ashburn, on August 6, 1990. Since then, CNB Ashburn established three additional branches and has total assets approximating $162.2 million at June 30, 2001. During 1999, the Company sold additional stock for approximately $4.0 million, utilizing the proceeds to establish another subsidiary, CNB St. Marys, which began operations in October, 1999. On June 30, 2001, CNB St. Marys had total assets amounting to $44.3 million. On February 24, 2000, the Company acquired FNB Tarpon Springs which, as of June 30, 2001, had total assets approximating $28.8 million.

The Company opened for business in 1990 with $3.4 million in its capital accounts. By June 30, 2001, the capital accounts had increased to $18.7 million through the sale of additional stock and through retained earnings. As evidenced by the table below, all three subsidiary banks are well capitalized.

Bank	Leverage Ratio	Minimum Regulatory Guidelines	Risk Weighted Ratio	Minimum Regulatory Guidelines
CNB Ashburn CNB St. Marys FNB Tarpon Spgs	7.5% 9.0% 9.0%	4.0% 4.0% 4.0%	10.1% 10.5% 11.7%	8.0% 8.0% 8.0%

Upon the consummation of the transaction to acquire FNB Tarpon Springs during the fist calendar quarter of the year 2000, the Company borrowed approximately $1.4 million to satisfy the cash consideration needed for the above acquisition as well as to inject $500,000 into FNB Tarpon Springs' capital accounts. The above obligation was reduced to approximately $1.0 million by the end of the first calendar quarter of the year 2001. During the second calendar quarter of 2001, the Company refinanced and increased the line of credit to $3.0 million so as to have funds available to meet the subsidiary Banks' growth and for other corporate purposes. During the second calendar quarter of 2001, the Company injected $250,000 into CNB St. Marys' capital accounts, thereby increasing the balance owed on the line of credit as of June 30, 2001 to approximately $1.25 million.

During the six-month period ended June 30, 2001, total assets increased by $34.2 million to $237.4 million, representing an annualized growth rate of 33.6%. During the six-month period ended June 30, 2001, cash and cash equivalents decreased by $4.2 million, securities increased by $.6 million, loans increased by $37.8 million, property and equipment decreased by $.2 million, and other assets, including goodwill, decreased by $.3 million. To fund the above growth, deposits, borrowings and other liabilities increased by $27.5 million, $5.1 million and $0.4 million, respectively. In addition, the capital accounts, including retained earnings, increased by $1.1 million.

Liquidity is the Company's ability to meet all deposit withdrawals immediately, while also providing for the credit needs of customers. The June 30, 2001 financial statements evidence a satisfactory liquidity position as total cash and cash equivalents amounted to $11.7 million, representing 4.9% of total assets. Investment securities amounted to $13.4 million, representing 5.8% of total assets; these securities provide a secondary source of liquidity since they can be converted into cash in a timely manner. The Banks are members of the Federal Reserve System and are maintaining relationships with several correspondent banks and, thus, could obtain funds on short notice. The Company's management closely monitors and maintains appropriate levels of interest earning assets and interest bearing liabilities, so that maturities of assets are such that adequate funds are provided to meet customer withdrawals and loan demand. The Company is not aware of any trends, demands, commitments, events or uncertainties that will result in or are reasonably likely to result in its liquidity increasing or decreasing in any material way.

Results of Operations

For the three-month periods ended June 30, 2001 and 2000, net income amounted to $615,312 and $281,764, respectively. On a per share basis, diluted earning increased from $.14 for the three-month period ended June 30, 2000, to $.31 for the three-month period ended June 30, 2001. Basic earnings per share increased from $.16 for the three-month period ended June 30, 2000, to $.34 for the three-month period ended June 30, 2001. Earnings increased significantly when comparing the three-month period ended June 30, 2001, with the three-month period ended June 20, 2000, largely due to the following factors:

  During the three-month period ended June 30, 2000, the Company incurred expenses associated with the acquisition of FNB Tarpon Springs, which expenses were not recurring during the three-month period ended June 30, 2001.

  FNB Tarpon Springs has increased its asset base and profitability since its acquisition. Operations are streamlined and the loan portfolio is undergoing a transformation in its mix, moving from mortgage-based lending to commercial-based lending.

  CNB St. Marys had been operational for only six months when the quarter ended June 30, 2000 began. At that time, it had not reached profitable economies of scale and was losing money due to its then small revenue base and operational inefficiencies, all of which are common among start-up financial institutions. In contrast, by the beginning of the quarter ended June 30, 2001, CNB St. Marys' revenue base had increased significantly and its operational efficiencies improved, helping to bring it into profitability.

  CNB Ashburn, the Company's principal subsidiary, evidenced a significant increase in both its assets base and profitability. Assets grew mainly due to growth in its Cordele, Georgia branch while profitability increased as a result of higher net interest income and improved operational efficiencies.

For the six-month periods ended June 30, 2001 and 2000, net income amounted to $1,116,094 and $499,233, respectively. On a per share basis, diluted earnings increased from $.26 for the six-month period ended June 30, 2000, to $.57 for the six-month period ended June 30, 2001. Basic earnings per share increased from $.29 for the six-month period ended June 30, 2000, to $.61 for the six-month period ended June 30, 2001. Below is a more detailed discussion concerning results of operations for the six-month periods ended June 30, 2001 and 2000.

  Earning assets have increased from $169.1 million at June 30, 2000, to $223.8 million at June 30, 2001. As a consequence, net interest income, which represents the difference between interest received on interest earning assets and interest paid on interest bearing liabilities, has increased from $3,678,145 to $5,263,814 for the same period one year later, representing an increase of $1,585,669, or 43.1%.

  Net yield on earning assets increased from 5.06% for the six-month period ended June 30, 2000, to 5.11% for the six-month period ended June 30, 2001. The reason for the increase in the net yield on earning assets is due to the fact that the yield on earning assets increased from 10.06% during the six-month period ended June 30, 2000, to 10.70% during the six-month period ended June 30, 2001. Net yield on earning assets was attained despite an increase in the cost of funds, from 4.96% during the six-month period ended June 30, 2000 to 5.76% during the six-month period ended June 30, 2001.

  Other income increased from $668,095 for the six-month period ended June 30, 2000, to $737,576 for the six-month period ended June 30, 2001. The above increase of $69,481 represents a 10.4% improvement. This increase is primarily due to increased activity in transactional accounts due to a higher deposit base, as well as to increases in the fee structure. As a percent of total assets, other income declined from .72% for the six-month period ended June 30, 2000, to .62% for the six-month period ended June 30, 2001.

  Other operating expenses increased from $3,044,186 for the six-month period ended June 30, 2000, to $3,591,296 for the six-month period ended June 30, 2001. The above increase amounting to $547,110 represents an increase of 18.0%. The primary reasons for the increase are expenses associated with building the infrastructure necessary to support the growth and profitability of CNB St. Marys and FNB Tarpon Springs. As a percent of total assets, other operating expenses declined from 3.30% for the six-month period ended June 30, 2000, to 3.02% for the six-month period ended June 30, 2001.

At June 30, 2001, the allowance for loan losses amounted to $2.99 million, or 1.46% of gross loans. At December 31, 2000, the allowance amounted to $2.58 million, or 1.58% of gross loans. While the allowance for loan losses is increasing, it is declining as a percent of the gross loans outstanding as the growth in loans is out-pacing the growth in the allowance. Management, however, considers the allowance for loan losses to be adequate and sufficient to absorb possible future losses; however, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses or that additional provisions to the allowance will not be required.

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

At the annual meeting of the shareholders, which took place on May 9, 2001, the only matter voted upon was election of directors. Management solicited proxies with respect to this matter, which solicitation was not opposed. All of the incumbent directors were nominated and re-elected. The number of votes cast for the election was 1,173,228, against the election was 21,068, with no abstentions and broker non-votes.

Item 5	Other Information.

None.

Item 6	Exhibits and Reports on Form 8-K.

(a) Exhibits:
None

(b) Reports on Form 8-K.
Registrant filed no reports on Form 8-K during the quarter ended July 30, 2001.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 6, 2001	Community National Bancorporation (Registrant) By: /S/ T. Brinson Brock, T. Brinson Brock President and Chief Executive Officer (Principal Executive, Financial and Accounting Officer)