Form 10QSB
period 2001-09-30
COMMUNITY NATIONAL BANCORPORATION
filed 2001-11-08
CIK 855386

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

___________________________________________

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001.

Commission File No. 33-31013

COMMUNITY NATIONAL BANCORPORATION

(Exact name of small business issuer as specified in its charter)

Georgia (State of Incorporation)	58-1856963 (I.R.S. Employer Identification No.)

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

Common stock, no par value per share, 1,923,981 shares outstanding as of October 30, 2001.


PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

COMMUNITY NATIONAL BANCORPORATION
ASHBURN, GEORGIA
Consolidated balance Sheets (Unaudited)
ASSETS
	September 30, 2001	December 31, 2000

Cash and due from banks
Interest bearing deposits in other banks
Federal funds sold
TOTAL CASH AND CASH EQUIVALENTS
Securities:
Available for sale, at fair values
Loans, net
Property and equipment, net
Other real estate owned
Goodwill, net
Other assets
Total Assets

	$4,545,149 - - 14,225,000 $18,770,149 13,537,525 203,569,523 6,406,344 848,678 1,719,131 6,203,077 $251,054,427	$2,808,968 1,294,000 11,790,000 $15,892,968 13,155,509 160,953,779 6,306,236 82,695 1,813,261 4,996,812 $203,201,260
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities: Deposits Non-interest bearing deposits Interest bearing deposits Total deposits FHLB advances Note payable Other liabilities Total liabilities	$12,278,006 212,874,651 $225,152,657 2,000,000 2,342,000 2,099,604 $231,594,261	$13,786,792 169,139,862 $182,926,654 - - 1,092,000 1,439,232 $185,457,886
Commitments and contingencies

Shareholder's Equity:
Common stock, no par value, 50,000,000
shares authorized, 1,923,981 (9-30-01)
and 1,823,507 (12-31-00) shares issued
and outstanding
Retained earnings
Treasury stock
Unrealized gain (loss) on securities, net
Total Shareholders' Equity
Total liabilities and shareholders' equity

	$11,196,734 8,080,728 - - 182,704 19,460,166 $251,054,427	$10,861,822 6,957,865 (26,941) (49,372) $17,743,374 $203,201,260

Refer to notes to the consolidated financial statements.


COMMUNITY NATIONAL BANCORPORATION
ASHBURN, GEORGIA
Unaudited Consolidated Statements of Income
for the three months ended
	September 30,
	2001	2000
Interest income Interest expense Net interest income	$5,508,616 3,008,173 $2,500,443	$4,499,154 2,400,897 $2,098,257
Provisions for possible loan losses	865,500	165,000
Net interest income after provisions for possible loan losses	$1,634,943	$1,933,257
Service charges on deposit accounts Other income Total other income	$330,046 139,278 $469,324	$291,649 65,309 $356,958

Salaries and benefits
Advertising and business development
Repairs and maintenance
Depreciation and amortization
Legal and professional
Data processing
Regulatory fees and assessments
Other operating expenses
Total other expenses

	$ 878,358 31,800 69,172 159,782 74,672 87,375 2,807 441,548 $1,745,514	$785,052 41,238 37,649 149,737 27,241 102,059 26,253 414,451 $1,583,680
Net income before taxes Provision for income taxes	$358,753 169,868	$706,535 335,500
Net income after taxes	$188,885	$371,035
Basic income per share	$ .10	$ .20
Diluted income per share	$ .09	$ .18

Refer to notes to the consolidated financial statements.


COMMUNITY NATIONAL BANCORPORATION
ASHBURN, GEORGIA
Unaudited Consolidated Statements of Income
for the nine months ended
	September 30,
	2001	2000
Interest Income Interest expense Net interest income	$16,536,150 8,771,893 $ 7,764,257	$11,750,851 5,974,449 $ 5,776,402
Provisions for possible loan losses	1,545,500	605,000
Net interest income after provisions for possible loan losses	$6,218,757	$5,171,402
Service charges on deposit accounts Other income Total other income	$928,485 278,415 $1,206,900	$809,714 215,339 $1,025,053

Salaries and benefits
Advertising and business development
Repairs and maintenance
Depreciation and amortization
Legal and professional
Data processing
Regulatory fees and assessments
Other operating expenses
Total other expenses

	$2,580,285 135,197 189,728 476,794 204,972 259,663 59,682 1,430,489 $5,336,810	$2,311,349 149,066 162,999 405,550 247,322 260,757 72,003 1,018,820 $4,627,866
Net income before taxes Provision for income taxes	$2,088,847 783,868	$1,568,589 698,321
Net income after taxes	$1,304,979	$870,268
Basic income per share	$ .71	$ .48
Diluted income per share	$ .66	$ .44

Refer to notes to the consolidated financial statements.


COMMUNITY NATIONAL BANCORPORATION
ASHBURN, GEORGIA
Unaudited Consolidated Statements of Cash Flows
for the three quarters ended
	September 30,
	2001	2000
Cash flows from operating activities	$2,873,247	$1,037,328

Cash flows from investing activities:
Increase in other real estate owned
Increase in goodwill
Securities, available-for-sale:
Purchase of securities
Maturity and paydowns
(Increase) in loans, net
Purchase of property and equipment
Net cash used in investing activities

	$(765,983) - - (5,012,308) 4,770,000 (44,160,744) (482,771) $(45,651,806)	$ 554,500 (1,953,000) (6,210,502) 4,000,957 (58,221,931) (1,909,976) $(63,739,952)

Cash flows from financing activities:
Increase in borrowings
Increase in customer deposits
Sale of treasury stock
Issuance of common stock
Payment of cash dividends
Exercise of stock warrants/options
Net cash provided from financing activities

	$3,250,000 42,226,003 26,941 - - (182,116) 334,912 $45,655,740	$6,192,000 54,197,134 - - 2,858,795 (153,471) 334,914 $63,429,372
Net increase in cash and cash equivalents Cash and cash equivalents, beginning of period Cash and cash equivalents, end of period	$2,877,181 15,892,968 $18,770,149	$ 726,748 11,108,037 $11,834,785

Refer to notes to the consolidated financial statements.


COMMUNITY NATIONAL BANCORPORATION
ASHBURN, GEORGIA
Consolidated Statements of Changes in Shareholders' Equity (Unaudited)
for the nine-month periods ended September 30, 2000 and 2001
	Common Stock		Retained Earnings	Accumulated Other Comprehensive Income
	Number of Shares	Amount			Total
Balance, December 31, 1999	1,534,711	$7,702,091	$5,731,110	$(229,220)	$13,203,981
Common stock issued	188,322	2,858,795	- -	- -	2,858,795
Stock warrants exercised Stock options exercised	84,634 15,840	282,114 52,800	- - - -	- - - -	282,114 52,800
Less: Distribution of dividends	- -	- -	(153,472)	- -	(153,472)
Comprehensive Income: Net income, nine-month period ended September 30, 2000	- -	- -	870,268	- -	870,268
Net unrealized gains on securities, nine-month period ended September 30, 2000	- -	- -	- -	90,867	90,867
Total comprehensive income	- -	- -	870,268	90,867	961,135
Balance, September 30, 2000	1,823,507	$10,895,800	$6,447,906	$(138,353)	$17,205,353
Balance December 31, 2000	1,823,507	$10,834,881	$6,957,865	$(49,372)	$17,743,374
Stock warrants exercised Stock options exercised Sale of treasury stock	84,634 15,840 - -	282,165 52,747 26,941	- - - - - -	- - - - - -	282,165 52,747 26,941
Less: Distribution of dividends	- -	- -	(182,116)	- -	(182,116)
Comprehensive Income: Net income, nine-month period ended September 30, 2001	- -	- -	1,304,979	- -	1,304,979
Net unrealized gain on securities, nine-month period ended September 30, 2001	- -	- -	- -	232,076	232,076
Total comprehensive income	- -	- -	1,304,979	232,076	1,537,055
Balance, September 30, 2001	1,923,981	$11,196,734	$8,080,728	$182,704	$19,460,166

Refer to notes to the consolidated financial statements.


COMMUNITY NATIONAL BANCORPORATION
ASHBURN, GEORGIA
Notes to financial Statements (unaudited)
September 30, 2001

Note 1 - Basis of Presentation

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month and nine-month periods ended September 30, 2001, are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. These statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in Form 10-KSB for the year ended December 31, 2000.

Note 2 - Organization of the Business

Community National Bancorporation, Ashburn, Georgia (the "Company"), was organized in August, 1989 to serve as a holding company for a proposed de novo bank, Community National Bank, Ashburn, Georgia ("CNB Ashburn"). During 1998, the Company sold and issued 400,000 shares of its common stock at $10.00 per share. This public offering yielded approximately $4.0 million, all of which was invested during 1999 in a de novo bank, Cumberland National Bank, St. Marys, Georgia ("CNB St. Marys"). On February 24, 2000, the Company acquired Tarpon Financial Corporation and its 100% owned subsidiary bank, First National Bank, Tarpon Springs, Florida ("FNB Tarpon Springs"). The above acquisition was effected through both the exchange of shares and the payment of cash. CNB Ashburn, CNB St. Marys and FNB Tarpon Springs (collectively, "the Banks") were chartered by and are currently regulated by the Office of the Comptroller of the Currency (the "OCC"). The Banks are primarily engaged in the business of obtaining deposits and providing commercial, consumer and real estate loans to the general public. Bank deposits are each insured up to $100,000 by the Federal Deposit Insurance Corporation (the "FDIC") subject to certain limitations imposed by the FDIC.


COMMUNITY NATIONAL BANCORPORATION
ASHBURN, GEORGIA
Notes to financial Statements (unaudited)
September 30, 2001

Note 3 - Recent Accounting Pronouncements

Statement of Financial Accounting Standards No, 141, "Business Combinations" ("FASB 141") addresses financial accounting and reporting for business combinations and supersedes both APB Opinion No. 16, "Business Combinations" and FASB Statement No. 38, "Accounting for Preacquisition Contingencies of Purchased Enterprises." All business combinations in the scope of FASB 141 are to be accounted for using one method - the purchase method. The provisions of FASB 141 apply to all business combinations initiated after June 30, 2001. The adoption of FASB 141 is not expected to have a material impact on the financial position or results of operations of the Company.

Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("FASB 142") addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, "Intangible Assets." FASB 142 addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition. FASB 142 also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. FASB 142 is effective for fiscal years beginning after December 15, 2001. The adoption of FASB 142 is not expected to have a material impact on the financial position or results of operation of the Company.

Statement of Financial Accounting Standard No. 143, "Accounting for Asset Retirement Obligations" ("FASB 143") addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. FASB 143 applies to all entities. FASB 143 also applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and (or) the normal operation of a long-lived asset, except for certain obligations of leases. FASB 143 amends FASB Statement No. 19, "Financial Accounting and Reporting by Oil and Gas Producing Companies." FASB 143 is effective for fiscal years beginning after December 15, 2002. The adoption of FASB 143 is not expected to have a material impact on the financial position or results of operations of the Company.

Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("FASB 144") addresses financial accounting and reporting for the impairment or disposal of long-lived assets. FASB 144 supersedes both FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operation - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of a Segment of a Business (as previously defined in that opinion). FASB 144 also amends ARB No. 51, "Consolidated Financial Statements'' to eliminate the exception to consolidation for a subsidiary for which control is likely temporary. The provisions of FASB 144 are required to be applied with fiscal years beginning after December 15, 2001. Adoption of FASB 144 is not expected to have a material impact on the financial position or results of operations of the Company.


COMMUNITY NATIONAL BANCORPORATION
ASHBURN, GEORGIA
Notes to financial Statements (unaudited)
September 30, 2001

Item 2 - Management Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and sources of capital

Community National Bancorporation (the "Company") was organized in August, 1989 and began banking operations through its wholly owned subsidiary, CNB Ashburn, on August 6, 1990. Since then, CNB Ashburn established three additional branches and has total assets approximating $169.4 million at September 30, 2001. During 1998, the Company sold additional stock for approximately $4.0 million, utilizing the proceeds to establish another subsidiary, CNB St. Marys, which began operations in October, 1999. On September 30, 2001, had total assets of approximately $47.5 million. On February 24, 2000, the Company acquired FNB Tarpon Springs which, as of September 30, 2001, had $32.1 million in total assets.

The Company commenced operations in 1990 with $3.4 million in its capital accounts. By September 30, 2001, the capital accounts had increased to $19.3 million through the sale of additional stock and through retained earnings. As evidenced by the table below, all three subsidiary banks are well capitalized as of September 30, 2001.

Bank	Leverage Ratio	Minimum Regulatory Guidelines	Risk Weighted Ratio	Minimum Regulatory Guidelines
CNB Ashburn CNB St. Marys FNB Tarpon Spgs	7.7% 9.6% 8.2%	4.0% 4.0% 4.0%	10.3% 12.1% 11.2%	8.0% 8.0% 8.0%

Upon the consummation of the transaction to acquire FNB Tarpon Springs during the fist calendar quarter of the year 2000, the Company borrowed approximately $1.4 million to satisfy the cash consideration needed for the above acquisition as well as to inject $500,000 into FNB Tarpon Springs' capital accounts. During the second calendar quarter of 2001, the Company refinanced and increased the line of credit to $3.0 million so as to have funds available to meet the subsidiary Banks' growth and for other corporate purposes. During the second and third calendar quarters of 2001, the Company injected $1,350,000 into CNB St. Marys' capital accounts, thereby increasing the balance owed on the line of credit as of September 30, 2001 to approximately $2,342,000.

During the nine-month period ended September 30, 2001, total assets increased by $47.9 million to $251.1 million, representing an increase of 23.6% in total resources. During the nine-month period ended September 30, 2001, cash and cash equivalents increased by $2.9 million, securities increased by $.4 million, loans increased by $42.6 million, property and equipment increased by $.1 million, and other assets, including goodwill, increased by $1.9 million. To fund the above growth, deposits, borrowings and other liabilities increased by $42.2 million, $3.3 million and $0.7 million, respectively. In addition, the capital accounts, including retained earnings, increased by $1.7 million.


COMMUNITY NATIONAL BANCORPORATION
ASHBURN, GEORGIA
Notes to financial Statements (unaudited)
September 30, 2001

Liquidity is the Company's ability to meet all deposit withdrawals immediately, while also providing for the credit needs of customers. The September 30, 2001 financial statements evidence a satisfactory liquidity position as total cash and cash equivalents amounted to $18.8 million, representing 7.5% of total assets. Investment securities amounted to $13.5 million, representing 5.4% of total assets; these securities provide a secondary source of liquidity since they can be converted into cash in a timely manner. The subsidiary Banks are members of the Federal Reserve System and are maintaining relationships with several correspondent banks; accordingly, they could obtain funds on short notice. The Company's management closely monitors and maintains appropriate levels of interest earning assets and interest bearing liabilities, so that maturities of assets are such that adequate funds are provided to meet customer withdrawals and loan demand. The Company is not aware of any trends, demands, commitments, events or uncertainties that will result in its liquidity increasing or decreasing in any material way.

Results of Operations

For the three-month periods ended September 30, 2001 and 2000, net income amounted to $188,885 and $371,035, respectively. On a per share basis, diluted earning decreased from $.18 for the three-month period ended September 30, 2000, to $.09 for the three-month period ended September 30, 2001. Basic earnings per share decreased from $.20 for the three-month period ended September 30, 2000, to $.10 for the three-month period ended September 30, 2001. Earnings declined significantly when comparing the three-month period ended September 30, 2001, with the three-month period ended September 20, 2000, largely due to the $700,500 increase in the provision for loan losses, from $165,500 for the three-month period ended September 30, 2000 to $865,500 for the three-month period ended September 30, 2001. The increase in the provision for loan losses is due to the general weakness in the economy and to weaknesses in the loan portfolio at CNB St. Marys. The Company moved aggressively to correct those weaknesses and believes that CNB St. Marys is well situated to return to profitability during calendar year 2002. With the exception of the larger than anticipated provision for loan losses, the majority of other groupings of income and expense items show favorable trends when comparing the results attained during the three-month period ended September 30, 2000, with those attained during the three-month period ended September 30, 2001. The reasons for the positive trends are as follows:

  During the three-month period ended September 30, 2000, the Company incurred expenses associated with the acquisition of FNB Tarpon Springs, which expenses were not recurring during the three-month period ended September 30, 2001.


  COMMUNITY NATIONAL BANCORPORATION
  ASHBURN, GEORGIA
  Notes to financial Statements (unaudited)
  September 30, 2001

  FNB Tarpon Springs has increased its asset base and profitability since its acquisition. Operations are streamlined and the loan portfolio is undergoing a transformation in its mix, moving from mortgage-based lending to commercial-based lending.

  CNB Ashburn, the Company's principal subsidiary, evidenced a significant increase in both its assets base and profitability. Assets grew mainly due to growth in its Cordele, Georgia, branch while profitability increased as a result of higher net interest income and improved operational efficiencies.

For the nine-month periods ended September 30, 2001 and 2000, net income amounted to $1,304,979 and $870,268, respectively. On a per share basis, diluted earnings increased from $.44 for the nine-month period ended September 30, 2000, to $.66 for the nine-month period ended September 30, 2001. Basic earnings per share increased from $.48 for the nine-month period ended September 30, 2000, to $.71 for the nine-month period ended June September 30, 2001. Below is a more detailed discussion concerning results of operations for the nine-month periods ended September 30, 2001 and 2000.

  Average earning assets have increased from $149.3 million at September 30, 2000, to $208.8 million at September 30, 2001. As a consequence, net interest income, which represents the difference between interest received on interest earning assets and interest paid on interest bearing liabilities, has increased from $5,776,402 to $7,764,257 for the same period one year later, representing an increase of $1,987,855, or 34.4%.

  Net yield on earning assets decreased from 5.16% for the nine-month period ended September 30, 2000, to 4.95% for the nine-month period ended September 30, 2001. Management is encouraged by the fact that the decline amounted to only 19 basis points at a time period when the prime rate of interest declined by 400 basis points.

  Other income increased from $1,025,053 for the nine-month period ended September 30, 2000, to $1,206,900 for the nine-month period ended September 30, 2001. The above increase of $181,847 represents a 17.7% improvement. This increase is primarily due to increased activity in transactional accounts due to a higher deposit base, as well as to increases in the fee structure. As a percent of total assets, other income declined from .71% for the nine-month period ended September 30, 2000, to .64% for the nine-month period ended September 30, 2001.

  Other operating expenses increased from $4,627,866 for the nine-month period ended September 30, 2000, to $5,336,810 for the nine-month period ended September 30, 2001. The above increase amounting to $708,944 represents an increase of 15.3%. The primary reasons for the increase are expenses associated with building the infrastructure necessary to support the growth and profitability of CNB St. Marys and FNB Tarpon Springs. As a percent of total assets, other operating expenses declined from 3.19% for the nine-month period ended September 30, 2000, to 2.83% for the nine-month period ended September 30, 2001.


COMMUNITY NATIONAL BANCORPORATION
ASHBURN, GEORGIA
Notes to financial Statements (unaudited)
September 30, 2001

At September 30, 2001, the allowance for loan losses amounted to $2.92 million, or 1.41% of gross loans. At December 31, 2000, the allowance amounted to $2.58 million, or 1.58% of gross loans. While the allowance for loan losses is increasing, it is declining as a percent of the gross loans outstanding as the growth in loans is out-pacing the growth in the allowance. Management, however, considers the allowance for loan losses to be adequate and sufficient to absorb possible future losses; however, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses or that additional provisions to the allowance will not be required.

The Company is not aware of any current recommendation by the regulatory authorities which, if they were to be implemented, would have a material effect on the Company's liquidity, capital resources, or results of operations.


PART II - OTHER INFORMATION
Item 1.	Legal Proceedings.
There are no material pending legal proceedings to which the Company or the subsidiary Banks are a party or of which any of their property is the subject.
Item 2.	Changes in Securities.
(a) (b)	None. None.
Item 3.	Defaults Upon Senior Securities.
None.
Item 4.	Submission of Matters to a Vote of Security Holders.
None.
Item 5.	Other Information.
None.
Item 6.	Exhibits and Reports on Form 8-K.
(a)	Exhibits: None
(b)	Reports on Form 8-K Registrant filed no reports on Form 8-K during the quarter ended September 30, 2001.


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 8, 2001	Community National Bancorporation (Registrant) By: /S/ T. Brinson Brock T. Brinson Brock President and Chief Executive Officer (Principal Executive, Financial and Accounting Officer)