Form 10KSB
period 2001-12-31
COMMUNITY NATIONAL BANCORPORATION
filed 2002-03-29
CIK 855386

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

Annual Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934
For the Fiscal Year Ended December 31, 2001

Commission File Number 33-31013

COMMUNITY NATIONAL BANCORPORATION

a Georgia corporation

(IRS Employer Identification No. 58-1856963)
561 East Washington Avenue-Box 2619
Ashburn, Georgia 31714-2619
(229) 567-9686

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

Yes

_________________________

Indicate by a check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-KSB or any amendment to this Form 10-KSB. [X]

The Registrant's revenues for the fiscal year ended December 31, 2001 were $23,194,226.

The aggregate market value of the Common Stock of the Registrant held by non-affiliates of the Registrant on March 21, 2002, was $12,777,957 representing 1,258,912 shares of the Common Stock. The aggregate market value of the Common Stock of the Registrant held by non-affiliates was computed by reference to the average ask and bid price of the Common Stock on the OTC Bulletin Board as of such date (i.e., $10.15 per share). For the purposes of this response, directors, executive officers and holders of 5% or more of the Registrant's Common Stock are considered the affiliates of the Registrant at that date.

The number of shares outstanding of the Registrant's Common Stock as of March 21, 2002: 1,932,381 shares of no par value common stock (the "Common Stock").

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

Other services of the Banks include safe deposit boxes, travelers' checks, direct deposit of payroll and social security checks, and automatic drafts for various accounts, second mortgage loans and installment loans for personal use such as education and personal investment, or for the purchase of automobiles or other consumer items. The Banks are members of the Star network of automated teller machines and each of the Banks offers its own credit cards.

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

2. Market Area and Competition.

The Banks' primary service area includes all of the Georgia counties of Turner, and Crisp and Camden and the Florida county of Pinellas. CNB also extends credit to qualified borrowers in the contiguous counties of Tift and Worth, Georgia. Pending the successful completion of the Proposed Offering and construction of a branch in St. Marys, the Bank will also service Camden County, Georgia. Turner County is located approximately 80 miles north of the Georgia-Florida state line, 165 miles south of Atlanta, 38 miles east of Albany, and 180 miles west of Savannah. The county is comprised of the cities of Ashburn, which is the county seat, Sycamore and Rebecca and covers an area of 293 square miles. As of 2000, the population of Turner County was 9,504.

Turner County's economy is dependent on agriculture. Management of CNB intends to continue to place a substantial portion of CNB's assets in agricultural loans. This sector of the economy is healthy and remains the largest single force in CNB's market. A large significant portion of the agricultural output produced in the county is peanuts. Golden Peanut Company, the largest employer in Turner County, is located in Ashburn, and is where it operates the largest peanut shelling plant in the Southeast. Coley Farm Services, also headquartered in Ashburn, serves primarily as a peanut buying point for area farmers from three separate locations. Livestock is another important segment of the economy, with the county containing the largest stock yard in Georgia, Turner County Stock Yards. The poultry industry is a growing component of the Turner County economy. A significant number of farmers who built poultry houses have entered into contracts with Tyson Poultry to raise chickens for Tyson Poultry. These contracts have been contributing approximately $1.0 million per year to the local economy. Turner County also contains light manufacturing, primarily in the apparel and textile sector. Other local manufacturing concerns include Tifton Textile, Sunbelt Wood Components, DCR Industries and CentraPack.

During 2001, there was one other bank in Turner County. Management estimates that as of June 30, 2001, deposits in the county totaled $231.3 million, with CNB having approximately 52.7% of such deposits.

Crisp County is located contiguous to Turner County on its northwest border. Although Crisp County is slightly smaller than Turner County in total area, its population, currently estimated at 21,996, is about twice that of Turner County. Retail trade and service industries are the largest employment sectors in the county. The county's per capita income for 1999 was $27,324. According to its Chamber of Commerce, Crisp County currently has approximately 800 reported business establishments. Wal-Mart, Crisp Regional Hospital, Masonite Corporation and Serco Company are among the largest non-governmental employers in the county.

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

During 2001, there were 6 banks and 10 branches represented in Crisp County. Management estimates that as of June 30, 2001, deposits in the county totaled $267.8 million, with CNB's branch having approximately 8.3% of such deposits.

Camden County is bordered on the south by the Florida state line and on the east by the Atlantic Ocean and Barrier Islands. In total, Camden County encompasses 630 square miles. The city of St. Marys is located seven miles east of Interstate 95 on Highway 40 extending east to the Atlantic Coast. The economy of this picturesque southern stretch of Camden County relies heavily on its ocean access, ports and natural resources. In 1979, Kings Bay, at St. Marys, was selected as the location of the United States Navy's East Coast Trident submarine base. The base at Kings Bay supports the Submarine Launched Ballistic Missile System, Trident and Ohio Class submarines. The base began operations in 1989 and currently includes ten submarines. In addition to the naval facility, paper, seafood, manufacturing and retail activities contribute to the local economy. Tourism is also a significant factor, due largely to the historic and natural appeal of St. Marys and Cumberland Island. As of 2000, the population estimate for Camden County was 43,000.

The Camden County's population grew at a steady rate during the 1990's and the Company's management believes that Camden County represents a significant growth opportunity for the Company. During 2001, there were six banks and twelve bank branches in Camden County. Management estimates that, as of June 30, 2001, deposits in the county totaled $273.2 million, with Cumberland having approximately 14.8% of such deposits.

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

Tarpon's primary service area is northern Pinellas County, Florida, including the city of Tarpon Springs and the contiguous towns of Holiday and Palm Harbor. Pinellas County occupies a peninsula bordered by the Gulf of Mexico on the west and by Tampa Bay on the east, covering approximately 264 square miles. The county had a permanent population of 893,468 in 2000, some 40,921 additional seasonal residents, and an estimated 4,251,045 visitors. Tarpon Springs is the county's oldest city. It was incorporated in 1887 and quickly developed as a winter resort and vacation destination. In 1905, Greek immigrants began harvesting natural sponges from the adjacent Spring Bayou, and today Tarpon Springs ranks among the world's leading producer of natural sponges. Tourism and service industries are the area's other principal industries. There are currently eight banks serving Tarpon Springs, Holiday and Palm Harbor. Tarpon's management estimates that as of June 30, 2001, deposits at these banks totaled $2.1 billion with Tarpon having 1.3% of such deposits.

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

The following is a presentation of the average consolidated balance sheet of the Company for the years ended December 31, 2001 and December 31, 2000. This presentation includes all major categories of interest-earning assets and interest-bearing liabilities:

AVERAGE CONSOLIDATED ASSETS
	Year Ended December 31, 2001	Year Ended December 31, 2000
Cash and due from Banks	$3,943,843	$2,632,551
Interest bearing bank balances Taxable securities Non-taxable securities Federal funds sold Net Loans	1,003,646 11,118,189 2,598,699 11,287,300 194,384,707	3,014,177 9,205,591 2,362,252 8,163,770 137,582,665
Total earning assets Other assets	220,392,541 10,762,865	160,328,455 12,626,955
Total assets	$235,063,249	$175,587,961
AVERAGE CONSOLIDATED LIABILITIES AND STOCKHOLDERS' EQUITY
	Year Ended December 31, 2001	Year Ended December 31, 2000
Non interest bearing-deposits NOW and money market deposits Savings Deposits Time Deposits Federal funds purchased Borrowings Other Liabilities	$13,230,184 25,615,362 4,831,100 166,364,735 2,180 4,929,874 1,878,758	$ 11,917,801 20,782,321 4,218,536 117,667,531 37,149 2,887,432 1,118,211
Total liabilities	$216,852,193	$158,628,801
Common Stock Treasury Stock Retained earnings Unrealized gain/loss securities	$11,108,503 (13,210) 7,012,615 $ 103,148	$ 10,335,201 (11,130) 6,736,17 (101,082)
Total stockholders' equity Total liabilities and stockholders' equity	18,211,056 $235,063,249	16,959,160 $175,587,961

The following is a presentation of an analysis of the net interest earnings of the Company for the periods indicated with respect to each major category of interest-earning asset and each major category of interest-bearing liability. The Yield/Rate was computed on a tax equivalent basis.

	Year Ended December 31, 2001
Assets	Average Amount	Interest	Average Yield/ Rate
Interest-bearing bank balances Taxable securities Non-taxable securities Federal funds sold Net loans	$ 1,003,646 11,118,189 2,598,699 11,287,300 (1)194,384,707	$55,602 671,860 115,217 409,275 (2)20,381,971	5.58% 6.04% (3)6.72% 3.63% 10.49%
Total earning assets	$220,392,541	$21,633,925	9.84%
Liabilities
NOW and money market deposits Savings deposits Time deposits Borrowings Federal funds purchased	$25,615,362 4,831,100 166,364,735 4,929,874 2,180	$861,370 121,425 10,355,614 236,442 58	3.36% 2.51% 6.22% 4.80% 2.66%
Total interest bearing liabilities	$201,743,251	$11,574,909	4.74%
Interest spread	4.10%
Net interest income		$10,059,016
Net yield on interest earning assets			4.56%

  Net loans include $1,911,816 in loans that were placed on non-accrual status. The Company would have earned an additional $56,483 (after tax) had these loans accrued interest throughout 2001.

  Interest earned on net loans include $1,582,977 in loan fees.

  The yield on non-taxable securities is tax equivalent.

	Year Ended December 31, 2000
Assets	Average Amount	Interest	Average Yield/ Rate
Interest bearing bank balances Taxable securities Non-taxable securities Federal funds sold Net loans	$3,014,177 9,205,591 2,362,252 8,163,770 (1)137,582,665	$206,195 581,528 109,524 521,786 (2)15,237,876	6.84% 6.32% (3)7.03% 6.39% 11.07%
Total earning assets	$160,328,455	$16,656,909	10.39%
Liabilities
NOW and money market deposits Savings deposits Time deposits Borrowings Federal funds purchased	$20,782.321 4,218,536 117,667,351 2,887,432 37,149	$ 739,425 116,754 7,580,667 205,353 2,793	3.56% 2.77% 6.44% 7.11% 7.52%
Total interest bearing liabilities	$145,592,789	$8,644,992	5.94%
Interest spread	4.45%
Net interest income		$8,011,917
Net yield on interest earning assets			5.00%

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

	Year Ended December 31, 2001 Compared with Year Ended December 31, 2000
	Increase (decrease) due to:
Interest earned on:	Volume	Rate	Total
Interest-bearing bank balances Taxable securities Non-taxable securities Federal funds sold Net loans	$ (118,004) 114,816 10,176 872,911 5,891,795	$(32,589) (24,484) (4,483) (985,422) (747,700)	$(150,593) 90,332 5,693 (112,511) 5,144,095
Total Interest Income	$6,771,694	$(1,794,678)	$4,977,016
Interest paid on:
NOW and money market deposits Savings deposits Time deposits Borrowings Federal funds purchased	$160,788 13,210 3,024,611 57,499 (1,622)	$(38,843) (8,539) (249,664) (26,410) (1,113)	$121,945 4,671 2,774,947 31,089 (2,735)
Total interest Expense	$3,254,486	$(324,569)	$2,929,917
Change in net interest income	$3,517,208	$(1,470,109)	$2,047,099
	Year Ended December 31, 2000 Compared with Year Ended December 31, 1999
	Increase (decrease) due to:
Interest earned on:	Volume	Rate	Total
Interest-bearing bank balances Taxable securities Non-taxable securities Federal funds sold Net loans	$ 206,195 172,567 5,476 157,683 4,365,414	$ - - 13,297 2,811 96,568 586,363	$ 206,195 185,864 8,287 254,251 4,951,777
Total Interest Income	$4,907,335	$699,039	$5,606,374
Interest paid on:
NOW and money market deposits Savings deposits Time deposits Borrowings Federal funds purchased	$ 105,208 72,069 2,065,749 205,353 -1,610	$239,401 -6,196 620,428 - - 317	$ 344,609 65,873 2,686,677 205,353 -1,293
Total interest Expense	$2,446,769	$854,450	$3,301,219
Change in net interest income	$2,460,566	-$155,411	$2,305,155
5.	Deposits Analysis.

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

The following table presents, for the periods indicated, the average amount of and average rate paid on each of the indicated deposit categories.

Year Ended December 31, 2001
Deposit Category	Average Amount	Average Rate Paid
Non interest bearing demand deposits NOW and money market deposits Savings deposits Time deposits	$13,230,184 25,615,362 4,831,100 166,364,735	N/A 3.36% 2.51% 6.22%
Year Ended December 31, 2000
Deposit Category	Average Amount	Average Rate Paid
Non interest bearing demand deposits NOW and money market deposits Savings deposits Time deposits	$11,917,801 20,782.321 4,218,536 117,667,351	N/A 3.56% 2.77% 6.44%

The following table indicates amounts outstanding of time certificates of deposit of $100,000 or more and respective maturities at December 31, 2001:

Time Certificates of Deposit
3 months or less 3-6 months 6-12 months over twelve months	$9,018,712 14,983,694 20,864,980 12,034,138 $56,901,524
6.	Loan Portfolio Analysis.

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

The following table presents various categories of loans contained in the Company's loan portfolio as of December 31, 2001 and 2000 and the total amount of all loans for such periods:

	As of December 31
Type of Loan	2001	2000
Domestic
Commercial, financial and agricultural Real estate-construction Real estate mortgage Installment and other loans to individuals	$135,338,921 2,924,150 44,510,706 22,202,203	$102,174,540 4,636,581 37,198,687 19,521,444
Subtotal	$204,975,980	163,531,252
Allowance for loan losses	$(4,242,268)	(2,577,473)
Total (net of allowance)	$200,733,712	$160,953,779

The following is a presentation of an analysis of maturities of loans as of December 31, 2001 (in thousands):

Type of Loan	Due in 1 Year or Less	Due in 1 to 5 Years	Due After 5 Years	Total
Commercial, financial and agricultural Real estate-construction	$61,914,211 2,421,890	$56,458,520 502,260	$16,966,190 - -	$135,338,921 2,924,150
Total	$64,336,101	$56,960,780	$16,966,190	$138,263,071

Experience of the Company has shown that some receivables will be paid prior to contractual maturity and others will be converted, extended or renewed. Therefore, the tabulation of contractual payments should not be regarded as a forecast of future cash collections.

The following is a presentation of an analysis of sensitivity of loans, excluding installment and other loans to individuals, to changes in interest rates as of December 31, 2001 (in thousands):

Type of Loan	Due in 1 Year or Less	Due in 1 to 5 Years	Due After 5 Years	Total
Fixed rate loans Variable rate loans	$3,924,189 60,411,912	$44,316,419 12,644,361	$14,015,994 2,950,196	$62,256,602 76,006,469
Total	$64,336,101	$56,960,780	$16,966,190	$138,263,071

The following table presents information regarding non-accrual, past due and restructured loans as of December 31, 2001 and 2000 (dollars in thousands):

As of December 31
	2001	2000
Loans accounted for on a non-accrual basis:
Number: Amount:	83 $1,912	5 $180
Accruing loans which are contractually past due 90 days or more as to principal and interest payments:
Number: Amount:	13 $130	10 $159
Loans which were renegotiated to provide a reduction or deferral of interest or principal because of deterioration in the financial position of the borrower:
Number: Amount:	24 $1,029	1 $191
Loans now current but for which there are serious doubts as to the borrower's ability to comply with existing terms:
Number: Amount:	132 $12,948	37 $1,684

As of December 31, 2001, there are no loans classified for regulatory purposes as doubtful, substandard or special mention that have not been disclosed in the above table, which (i) represent or result from trends or uncertainties which management reasonably expects will materially impact future operating results, liquidity, or capital resources, or (ii) represent material credits about which management is aware of any information which causes management to have serious doubts as to the ability of such borrowers to comply with the loan repayment terms.

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

At December 31, 2001, with the exception of the eighty-three non-accruing loans reported above, all loans were accruing interest. There are no other loans which are not disclosed above where known information about possible credit problems of borrowers causes management to have serious doubts as to the ability of such borrowers to comply with the loan repayment terms.

7. Summary of Loan Loss Experience.

An analysis of the Company's loss experience is furnished in the following table for the years ended December 31, 2001 and 2000, as well as a breakdown of the allowance for possible loan losses (in thousands):

	Year Ended December 31
	2001	2000
Balance at beginning of period Acquisition of allowance Charge-offs Recoveries Provision charged to operations	$ 2,577 - - (2,956) 221 4,400	$2,016 202 -689 179 869
Balance at end of period	$4,242	$2,577
Ratio of allowance for loan losses to total loans outstanding during the period	2.07%	1.58%
Net charge-offs to average loans	1.93%	.37%

As of December 31, 2001, the allowance for possible losses was allocated as follows:

Loans	Amount	Percent of Loan in Each Category to Total
Commercial, financial and agricultural Real estate-Construction Real estate-Mortgage Installment and other loans to individuals Unallocated	$3,020,000 89,000 460,000 650,000 23,268	66.0% 1.4% 21.7% 10.9% - - %
Total	$4,242,268	100%
8.	Loan Loss Reserve.

In considering the adequacy of the Company's allowance for possible loan losses, management has focused on the fact that as of December 31, 2001, 66.0% of outstanding loans were in the category of commercial, financial and agricultural, loans. Management generally regards these loans as riskier than other categories of loans in the Company's loan portfolio. However, 88.0% of the outstanding loans in this category at December 31, 2001, were made on a secured basis, such collateral consisting primarily of improved farmland real estate and equipment. Management believes that the secured condition of the preponderant portion of its commercial, financial and agricultural loan portfolio greatly reduces any risk of loss inherently present in these loans. One of the Company's subsidiary banks, however, experienced significant losses in this loan category primarily due to insufficiently rigorous underwriting criteria.

The Company's consumer loan portfolio is also secured. At December 31, 2001, the majority of the Company's consumer loans were secured by collateral primarily consisting of automobiles, boats and second mortgages on real estate. The Company incurred significant losses during calendar year 2001 in the consumer loan portfolio at one of its subsidiary banks. Losses at that subsidiary bank were incurred because of insufficiently rigorous underwriting criteria and inadequate collateral.

Real estate mortgage loans constitute 21.7% of outstanding loans. Management considers these loans to have minimal risk due to the fact that these loans represent conventional residential real estate mortgages where the amount of the original loan does not exceed 80% of the appraised value of the collateral.

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

9. Investments.

As of December 31, 2001, the securities portfolio comprised approximately 6.0% of the Company's assets, while loans comprised approximately 78.7% of the Company's assets. The Banks invest primarily in obligations of the United States or obligations guaranteed as to principal and interest by the United States, other taxable securities and in certain obligations of states and municipalities. In addition, CNB, Tarpon and Cumberland enter into Federal Funds transactions with its principal correspondent banks, and acts as a net seller of such funds. The sale of Federal Funds amounts to a short-term loan from CNB, Tarpon or Cumberland to another bank.

The following table presents, for the years ended December 31, 2001 and 2000, the approximate market value of the Company's investments, classified by category and by whether they are considered available-for-sale or held-to-maturity (in thousands):

Investment Category	December 31
Available-for-Sale:	2001	2000
Obligations of U.S. Treasury and other U.S. Agencies State, Municipal and County Securities FRB and FHLB Stock Equity Security	$11,536,363 2,910,132 781,140 82,594	9,948,565 2,546,564 660,380 - -
Total	$15,310,229	$13,155,509
Held-to-Maturity

As of December 31, 2001 there were no securities categorized as held-to-maturity.

The following table indicates, for the year ended December 31, 2001, the amount of investments, appropriately classified, due in (i) one year or less, (ii) one to five years, (iii) five to ten years, and (iv) over ten years.

Investment Category
Available-for-Sale:	Amount	Average Weighted Yield

Obligations of U.S. Agencies
0 to 1 year
Over 1 through 5 years
Over 5 through 10 years
State, Municipal and County Securities(1)
0 to 1 year
Over 1 through 5 years
Over 5 through 10 years
Over 10 years
No maturity

	$1,541,721 7,836,906 2,157,736 - - 921,288 1,435,276 553,568 863,734	5.86% 6.22% 5.83% - - 5.93% 6.22% 6.48% 6.45%
Total	$15,310,229	6.18%
Held-to-Maturity

As of December 31, 2001, there were no securities categorized as held-to-maturity.

10.	Return on Equity and Assets.

Returns on average consolidated assets and average consolidated equity for the year ended December 31, 2001 and 2000 were as follows:

	2001	2000
Return on average assets Return on average equity Equity to assets ratio Dividend payout ratio	.13% 1.74% 7.74% 57.48%	0.79% 8.14% 9.66% 11.12%
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

As of March 21, 2002, the Banks employed 79 full-time and eight part-time employees. The Company had four full-time employees. Management of each of the Banks believes that its employee relations are good. There are no collective bargaining agreements covering any of the Banks' employees.

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

The minimum guideline for the ratio (the "Total Risk-Based Capital Ratio") of total capital ("Total Capital") to risk-weighted assets (including certain off-balance-sheet items, such as standby letters of credit) is 8%. At least half of Total Capital must be comprised of common stock, minority interests in the equity accounts of consolidated subsidiaries, non-cumulative perpetual preferred stock, and a limited amount of cumulative perpetual preferred stock, less goodwill and certain other intangible assets ("Tier 1 Capital"). The remainder may consist of subordinated debt, other preferred stock, and a limited amount of loan loss reserves ("Tier 2 Capital"). At December 31, 2001, the Company's consolidated Total Risk-Based Ratio and its Tier 1 Risk-Based Capital Ratio (i.e., the ratio of Tier 1 Capital to risk-weighted assets) were 10.0% and 8.8% respectively.

In addition, the Fed has established minimum leverage ratio guidelines for bank holding companies. These guidelines provide for a minimum ratio (the "Leverage Ratio") of Tier 1 Capital to average assets, less goodwill and certain other intangible assets, of 3% for bank holding companies that meet certain specified criteria, including those having the highest regulatory rating. All other bank holding companies generally are required to maintain a Leverage Ratio of at least 3%, plus an additional cushion of 100 to 200 basis points. The Company's Leverage Ratio at December 31, 2001 was 7.2%. The guidelines also provide that bank holding companies experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels without significant reliance on intangible assets. Furthermore, the Federal Reserve has indicated that it will consider a "tangible Tier 1 Capital Leverage Ratio" (deducting all intangibles) and other indicia of capital strength in evaluating proposals for expansion or new activities.

Each of the Banks was in compliance with applicable minimum capital requirements as of December 31, 2001. The Company has not been advised by any federal regulator of any specific minimum capital ratio requirement applicable to it or the Banks.

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

The Registrant's Articles of Incorporation authorize it to issue up to 50,000,000 shares of Common Stock. As of March 21, 2002, 1,054,251 1,931,901 shares of Common Stock were issued and outstanding to 1,284 holders of record.

The Common Stock is traded on the OTC Bulletin Board. The high and low bid information for the Common Stock for each available quarter of 2000 and 2001, as reported by Bloomberg, L.P. is as follows:

	High	Low
1st quarter 2000:	16-1/2	15-1/2
2nd quarter 2000:	14	10-1/4
3rd quarter 2000:	12-1/2	11-1/2
4th quarter 2000:	11-3/8	7
1st quarter 2001:	10	8
2nd quarter 2001:	10-1/2	10
3rd quarter 2001:	9-3/4	9-3/10
4th quarter 2001:	10	9-3/10

During the first quarter of 2002, the Company declared and paid a dividend of $0.10 per share. During the first quarter of 2000, the Company declared and paid a dividend of $0.10 per share. The declaration of future dividends is within the discretion of the Board of Directors and will depend, among other things, upon business conditions, earnings, the financial condition of the Banks and the Company, and regulatory requirements.

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

The OCC's regulations, the allowance for loan and lease losses will not be considered an element of either "undivided profits then on hand" or "net profits." Further, under the regulations, a national bank may be able to use a portion of its capital surplus account as "undivided profits then on hand," depending on the composition of that account. In addition, the regulations clarify that dividends on preferred stock are not subject to the limitations of 12 U.S.C. Section 56, while explicitly making such dividends subject to the constraints of 12 U.S.C. Section 60. In general, the regulations do not diminish or impair a well-capitalized bank's ability to make cash payments to its shareholders in the form of a return of capital.

Item 6.	Management's Discussion and Analysis of Financial Condition and Results of Operations.

Discussion of the financial condition and results of operations of the Company should be read in conjunction with the Company's consolidated financial statements and related notes which are included elsewhere herein.

A.	Results of Operations.

Year Ended December 31, 2001 - Compared to Year Ended December 31, 2000

For the years ended December 31, 2001 and 2000, net income amounted to $316,811 and $1,380,226, respectively. For 2001, basic and diluted income per share of Common Stock amounted to $.17 and $.16; for 2000, basic and diluted income per share of Common Stock amounted to $.76 and $.71, respectively. Note that during 2001 and 2000, the outstanding warrants and stock options were dilutive (i.e., upon exercise, they diluted earnings per share by more than 3.0%), thus necessitating the disclosure of basic and diluted income per share. Net income in 2001 decreased by $1,063,415, primarily due to significant loan losses and the decline in net yield on earning assets. The primary reason for the significant loan losses was the use of insufficiently rigorous credit underwriting criteria in one of the subsidiary banks and the Company's ineffective monitoring of the situation as it developed. A secondary reason for the loan losses is the decline in economic activity during 2001. Below is a brief explanation concerning revenue and expense items for the years ended December 31, 2001 and 2000:

a.

Average earning assets for the year ended December 31, 2001 increased from $160.3 million to $220.4 million, representing an increase of $60.1 million, or 37.5%. Below are various components of average earning assets for the periods indicated:

		December 31,
		2001	2000
		(in 000's)
Interest-bearing bank balances Federal funds sold Securities Net loans		$ 1,004 11,287 13,717 194,385	$ 3,014 8,164 11,568 137,582
Total average earning assets		$220,393	$160,328
b.

As a consequence of the increase in average earning assets, the net interest income also increased from $8,011,917 for the year ended December 31, 2000, to $10,059,016 for the year ended December 31, 2001. Below are various components of interest income and expense, as well as their yield/cost for the periods indicated (in thousands):

Years Ended:	December 31, 2001 Interest		December 31, 2000 Interest
	Income /Expense	Yield /Cost	Income /Expense	Yield /Cost
Interest income:
Interest-bearing bank balances Federal funds sold Securities Loans	$ 56 409 787 20,382	5.58% 3.63% 6.18% 10.49%	$ 206 522 691 15,238	6.84% 6.39% 6.43% 11.07%
Total	$21,634	9.84%	$16,657	10.39%
Years Ended:	December 31, 2001 Interest		December 31, 2000 Interest
	Income /Expense	Yield /Cost	Income /Expense	Yield /Cost
Interest expense:
NOW and money market deposit Savings Deposits Time Deposits Borrowings	$ 861 122 10,356 236	3.36% 2.51% 6.22% 4.79%	$ 739 117 7,581 208	3.56% 2.77% 6.44% 7.12%
Total	$11,575	5.74%	$8,645	5.94%
Net interest income Net Yield on earning assets	$10,059	4.56%	$8,012	5.00%

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

The Company's net interest income for 2001 was $10,059,016 as compared to $8,011,917 for 2000. Average yields on earning assets were 9.84% and 10.39% for the years ended December 31, 2001 and 2000, respectively. The average costs of funds for 2001 decreased to 5.74% from the 2000 cost of 5.94%. The net interest yield is computed by subtracting interest expense from interest income and dividing the resulting figure by average interest-earning assets. Net interest yields for the years ended December 31, 2001 and 2000 amounted to 4.56% and 5.00%, respectively. The decrease in net interest yield is due to the fact that the decrease in the yield on earning assets was of a higher magnitude than the decrease in the cost of funds. Net interest income for 2001 as compared to 2000, increased by $2,047,099. The increase is due primarily to the growth in average earning assets from $160.3 million in 2000 to $220.4 million in 2001. Note that the general decline in interest yields/costs during 2001 vis-a-vis 2000 was expected. The Fed, in its efforts to combat recession, lowered short-term rates significantly during 2001. As a consequence, and in order to remain competitive with other banks, the Company reduced its yield on earning assets.

Non-Interest Income

Non-interest income for the years ended December 31, 2001 and 2000, amounted to $1,560,301 and $1,372,188, respectively. As a percentage of average assets, non-interest income decreased from .78% in 2000 to .66% in 2001. The primary reason for the decline is the above percentage is due to the fact that one of the subsidiary banks, in order to grow its assets, offered services at below-market rates.

The following table summarizes the major components of non-interest income for the periods therein indicated:

Non-Interest Income
	Year Ended December 31,
	2001	2000
Service fees on deposit accounts Gain on sale of securities Miscellaneous, other	$1,284,324 2,800 273,177	$1,111,820 - - 260,368
Total non-interest income	$1,560,301	$1,372,188

Non-Interest Expense

Non-interest expense increased from $6,256,871 during 2000 to $6,831,292 in 2001. As a percentage of total average assets, non-interest expense has decreased from 3.56% in 2000 to 2.91% in 2001. The primary reasons for the above decrease were the fact that during calendar year 2000, the Company incurred unusually heavy expenses in acquiring Tarpon Financial and integrating it into the Company. Below are the components of non-interest expense for the years 2000 and 2001:

Non-Interest Expense
	Year Ended December 31,
	2001	2000
Salaries and other personnel benefits Data processing charges Depreciation Professional Fees Repairs and maintenance Other expenses	$3,531,665 475,129 526,880 250,695 263,037 1,783,886	$3,144,237 455,355 465,965 327,489 284,988 1,578,837
Total non-interest expense	$6,831,292	$6,256,871

During calendar year 2001, the Company experienced heavy loan losses due to the use of insufficiently rigorous underwriting criteria in one of the subsidiary banks, as well as due to the difficult economic times in the general economy. Loan charge offs for calendar years 2001 and 2000 amounted to $2,955,738 and $689,314, respectively. As a consequence of the heavy charge-offs in calendar year 2001, the provision for loan losses has increased from $869,775 in 2000 to $4,399,500 in 2001. This significantly higher provision for loan losses in 2001, has contributed significantly to the decline in net income as compared to calendar year 2000. New management was installed at the subsidiary bank and underwriting criteria were strengthened and are currently monitored on a regular basis.

From year end 2000 through year end 2001, the allowance for loan losses has increased from $2,577,473 to $4,242,268, an increase of $1,664,795. As a percent of total loans, the allowance has increased from 1.58% at December 31, 2000, to 2.07% at December 31, 2001. As of December 31, 2001, management considers the allowance for loan losses to be adequate to absorb possible future losses. However, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses or that additional provisions to the allowance will not be required.

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

Interest rate sensitivity refers to the responsiveness of interest-bearing assets and liabilities to changes in market interest rates. The rate sensitive position, or gap, is the difference in the volume of rate sensitive assets and liabilities, at a given time interval. The general objective of gap management is to manage actively rate sensitive assets and liabilities so as to reduce the impact of interest rate fluctuations on the net interest margin. Management generally attempts to maintain a balance between rate sensitive assets and liabilities as the exposure period is lengthened to minimize the Company's overall interest rate risks. The asset mix of the balance sheet is continually evaluated in terms of several variables: yield, credit quality, appropriate funding sources and liquidity. To effectively manage the liability mix of the balance sheet focuses on expanding the various funding sources. The interest rate sensitivity position at year-end 2001 is presented below. Since all interest rates and yield do not adjust at the same velocity, the gap is only a general indicator of rate sensitivity.

	Within three months	After three months but within six months	After six but within one year	After one year but within five years	After five years	Total
EARNING ASSETS (in thousands)
Interest-bearing bank balances Loans Securities Federal funds sold	$ - - 72,543 - - 17,008	$ - - 18,440 - - - -	$ 99 25,270 1,542 - -	$ 297 84,665 8,758 - -	$ - - 4.058 5,010 - -	$ 396 204,976 15,310 17,008
Total earning assets	$89,551	$18,440	$26,911	$93,720	$9,068	$237,690
SUPPORTING SOURCES OF FUNDS (in thousands)
Interest-bearing demand deposits and savings	$37,798	$ - -	$ - -	$ - -	$ - -	$37,798
Certificates, Less than $100M Certificates, $100M and over Borrowings	19,011 10,146 - -	22,938 17,911 - -	46,899 20,536 - -	32,010 8,308 1,172	- - - - 1,820	120,858 56,901 2,992
Total interest-bearing liabilities	$66,955	$40,849	$67,435	$41,490	$1,820	$218,549
Interest rate Sensitivity gap	$22,596	$(22,409)	$(40,524)	$52,230	$7.248	$19,141
Cumulative gap	22,596	187	(40,337)	11,893	19,141	19,141
Interest rate sensitivity gap ratio	1.34	.45	.40	2.26	4.98	1.09
Cumulative interest rate sensitivity gap ratio	1.34	1.00	.77	1.05	1.09	1.09

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

Liquidity represents the ability to provide steady sources of funds for loan commitments and investment activities and to maintain sufficient funds to cover deposit withdrawals and payment of debt and operating obligations. These funds can be obtained by converting assets to cash or by attracting new deposits. The Company's primary source of liquidity comes from its ability to maintain and increase deposits through the Banks. Deposits grew by $49.5 million in 2001. Below are pertinent liquidity balances and ratios for the years ended December 31, 2001 and 2000.

	December 31
	2001	2000
Cash and cash equivalents CDs, over $100,000 to total deposit ratio Loan to deposit ratio Securities to total assets ratio Brokered deposits	$24,521,171 24.5% 86.4% 6.0% - -	$15,982,968 20.6% 88.0% 6.5% - -

As the above balances and ratios indicate, management believes that the Company's 2001 liquidity position is satisfactory. Management is unaware of any trends, demands, commitments, events or uncertainties that will result in or are reasonably likely to result in the Company's liquidity increasing or decreasing in any material way. The Company is not aware of any current recommendations by the regulatory authorities which, if implemented, would have a material effect on the Company's liquidity, capital resources or results of operations.

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

The table below shows CNB, the largest subsidiary bank's, and the Company's regulatory capital ratios at December 31, 2001.

Bank	December 31, 2001	Minimum Regulatory Requirement
Tier 1 Capital Tier 2 Capital	9.0% 1.3%	4.0% N/A
Total risk-based capital ratio	10.3%	8.0%
Leverage ratio	7.3%	3.0%
Company - Consolidated	December 31, 2001	Minimum Regulatory Requirement
Tier 1 Capital Tier 2 Capital	8.8% 1.2%	4.0% N/A
Total risk-based capital ratio	10.0%	8.0%
Leverage ratio	7.2%	3.0%

The above ratios indicate that the capital positions of the Company and the Banks are sound and that the Company is well positioned for future growth.

Item 7.	Financial Statements and Supplementary Data.
The following financial statements are contained in this Item 7:
Independent Auditors' Report
Consolidated Balance Sheets-as of December 31, 2001 and 2000
Consolidated Statements of Income-for the years ended December 31, 2001 and 2000
Consolidated Statement of Changes in Stockholders' Equity-for the years ended December 31, 2001 and 2000
Consolidated Statements of Cash Flows-for the years ended December 31, 2001 and 2000
Notes to Consolidated Financial Statements

COMMUNITY NATIONAL BANCORPORATION
ASHBURN, GEORGIA

CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED
DECEMBER 31, 2001 AND 2000

TABLE OF CONTENTS

REPORT OF INDEPENDENT ACCOUNTANTS 1

CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Balance Sheets 2

Consolidated Statements of Income 3

Consolidated Statements of Changes in Shareholders' Equity 4

Consolidated Statements of Cash Flows 5

Notes to Consolidated Financial Statements 6

Report of Independent Accountants

Board of Directors
Community National Bancorporation
Ashburn, Georgia

We have audited the accompanying consolidated balance sheets of Community National Bancorporation and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of income, changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Community National Bancorporation and subsidiaries at December 31, 2001 and 2000, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with generally accepted accounting principles.

/S/ Francis & Co.

Atlanta, Georgia
March 14, 2002

COMMUNITY NATIONAL BANCORPORATION
ASHBURN, GEORGIA
Consolidated Balance Sheets
ASSETS
	As of December 31,
	2001	2000
Cash and due from banks Interest bearing deposits in other banks Federal funds sold, net	$7,117,171 396,000 17,008,00	$2,808,968 1,294,000 11,790,000
Total cash and cash equivalents	$24,521,171	$15,892,968
Securities:
Available for sale at fair value Loans, net Property and equipment, net Other real estate owned Goodwill, net Other assets	15,310,229 200,733,712 6,273,911 845,881 1,719,130 5,763,568	13,155,509 160,953,779 6,306,236 82,695 1,813,261 4,996,812
Total Assets	$255,167,602	$203,201,260
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Deposits Non-interest bearing deposits Interest bearing deposits	$16,823,186 215,557,345	$13,786,792 169,139,862
Total deposits	$232,380,531	$182,926,654
Note payable Other liabilities	2,992,000 1,417,193	1,092,000 1,439,232
Total Liabilities	$236,789,724	$185,457,886
Commitments and Contingencies
Shareholders' Equity
Common stock, no par value, 50,000,000 shares authorized, 1,932,381 (2001) and 1,823,507 (2000) shares issued and outstanding	$11,224,734	$10,861,822
Retained earnings Treasury stock Accumulated other comprehensive income	7,092,559 (26,970) 87,555	6,957,865 (26,941) (49,372)
Total Shareholder's Equity	$18,377,878	$17,743,374
Total Liabilities and Shareholders' Equity	$255,167,602	$203,201,260

Refer to notes to the consolidated financial statements.

COMMUNITY NATIONAL BANCORPORATION
ASHBURN, GEORGIA
Consolidated Statements of Income
	For the Years Ended December 31,
Interest Income:	2001	2000	1999
Interest and fees on loans Interest on investment securities Interest on deposits with other banks Interest on federal funds sold	$20,381,971 787,077 55,602 409.275	$15,237,876 691,052 206,195 521,786	$10,286,099 496,901 - - 267,535
Total interest income	21,633,925	16,656,909	11,050,535
Interest Expense:
Interest on deposits and borrowings	11,574,909	8,644,992	5,343,773
Net interest income Provision for possible loan losses	10,059,016 4,399,500	8,011,917 869,775	5,706,762 995,000
Net interest income after provision for possible loan losses	5,659,516	7,142,142	4,711,762
Other Income:
Gain on sale/settlement of securities Service fees on deposit accounts Miscellaneous, other	2,800 1,284,324 273,177	- - 1,111,820 260,368	9,375 612,938 163,996
Total other income	1,560,301	1,372,188	786,309
Other Expenses:
Salaries and benefits Data processing expense Professional fees Depreciation Repairs and maintenance Other operating expenses	3,531,665 475,129 250,695 526,880 263,037 1,783,886	3,144,237 455,355 237,489 465,965 284,988 1,578,837	1,966,288 186,827 312,129 232,144 168,470 1,018,945
Total other expenses	6,831,292	6,256,871	3,884,803
Income before income tax Income tax	388,525 71,714	2,257,459 877,233	1,613,268 559,277
Net income	$316,811	$1,380,226	$1,053,991
Basic earnings per share Diluted earnings per share	$.17 $.16	$.76 $.71	$.69 $.59

Refer to notes to the consolidated financial statements.

COMMUNITY NATIONAL BANCORPORATION
ASHBURN, GEORGIA
Consolidated Statements of Changes in Shareholders' Equity
for the years ended December 31, 2001, 2000 and 1999
	Common Stock		Treasury Stock		Retained	Accumulated Other Comprehensive	Total Shareholders'
	Shares	Amount	Shares	Amount	Earnings	Income	Equity
Balance, December 31, 1998	1,518,871	$7,649,291	- -	- -	$4,829,006	$43,197	$12,521,494
Comprehensive income: Net income, 1999	- -	- -	- -	- -	1,053,991	- -	1,053,991
Unrealized Loss, securities	- -	- -	- -	- -	- -	(272,417)	(272,417)
Total comprehensive income	- -	- -	- -	- -	1,053,991	(272,417)	781,574
Dividends paid ($.10 per share)	- -	- -	- -	- -	(151,887)	- -	(151,887)
Exercise of options	15,840	52,800	- -	- -	- -	- -	52,800
Balance, December 31, 1000	1,534,711	7,702,091	- -	- -	5,731,110	(229,220)	13,203,981
Comprehensive income: Net income, 2000	- -	- -	- -	- -	1,380,226	- -	1,380,226
Unrealized gain, securities	- -	- -	- -	- -	- -	179,848	179,848
Total comprehensive income	- -	- -	- -	- -	1,380,226	179,848	1,560,074
Dividends paid ($.10 per share)	- -	- -	- -	- -	(153,471)	- -	(153,471)
Exercise of warrants/options	100,474	334,901	- -	- -	- -	- -	334,901
Issuance of common stock	188,322	2,824,830	- -	- -	- -	- -	2,824,830
Treasury stock purchased	- -	________	1,872	(26,941)	- -	- -	(26,941)
Balance, December 31, 2000	1,823,507	10,861,822	1,872	(26,941)	6,957,865	49,372	17,743,374
Comprehensive income: Net income, 2001	- -	- -	- -	- -	316,811	- -	316,811
Unrealized gain, securities	- -	- -	- -	- -	- -	136,927	136,927
Total comprehensive income	- -	- -	- -	- -	316,811	136,927	453,738
Dividends paid ($.10)	- -	- -	- -	- -	(182,117)	- -	(182,117)
Exercise of warrants/options	108,874	362,912	- -	- -	- -	- -	362,912
Treasury stock transaction, net	- -	______	1,028	(29)	- -	- -	(29)
Balance, December 31, 2001	1,932,381	$11,224,734	2,900	$(26,970)	$7,092,559	$87,555	$18,377,878

Refer to notes to the consolidated financial statements.

COMMUNITY NATIONAL BANCORPORATION
ASHBURN, GEORGIA
Consolidated Statements of Cash Flows
	For the Years Ended December 31,
Cash flows from operating activities:	2001	2000	1999
Net income	$316,811	$1,380,226	$1,053,991
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of goodwill Depreciation Net accretion on securities (Gain) on sale or settlements of securities Provisions for loan losses (Increase) in other assets (Decrease) in liabilities	94,130 526,880 (8,753) (2,800) 4,399,500 (766,755) (22,039)	105,762 465,965 (8,141) - - 869,775 (1,656,330) 635,784	- - 232,144 5,599 (9,375) 995,000 (313,708) 114,590
Net cash provided by operating activities	4,536,974	1,793,041	2,078,241
Cash flows from investing activities:
(Purchase) of goodwill (Increase) in OREO properties Proceeds from maturities and paydowns of securities Purchase of investment securities Net increase in loans Purchase of property and equipment	- - (763,186) 6,273,400 (8,279,640) (44,179,433) (494,555)	(1,919,023) 497,305 275,000 (3,534,416) (62,928,065) (2,066,798)	- - - - 1,500,000 (3,440,388) (11,595,429) (2,531,009)
Net cash used in investing activities	(47,443,414)	(69,675,997)	(16,066,826)
Cash flows from financing activities:
Increase in borrowings Exercise of options, warrants Sale of stock Sale/(purchase) of treasury stock Payment of dividends Increase in customer deposits	1,900,000 362,912 - - (29) (182,117) 49,453,877	1,092,000 334,901 2,824,830 (26,941) (153,471) 68,596,568	- - 52,800 - - - - (151,887) 5,948,506
Net cash provided by financing activities	51,534,643	72,667,887	5,849,419
Net increase in cash and cash equivalents	8,628,203	4,784,931	(8,139,66)
Cash and cash equivalents, beginning of period	15,892,968	11,108,037	19,247,203
Cash and cash equivalents, end period	$24,521,171	$15,892,968	$11,108,037
Supplemental Information:
Income taxes paid Interest paid	$ 127,529 $11,562,113	$1,064,000 $8,142,577	$ 647,300 $5,247,094

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

Realized gains and losses from sales of investment securities are determined based upon the specific identification method. Premiums and discounts are recognized in interest income using the level-yield method over the period to maturity.

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

Stock Options and Warrants. There are two major accounting standards that address the accounting for stock options/warrants. Entities are allowed to freely choose between the two distinct standards. The first standard, APB Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") measures stock options/warrants by the intrinsic value method. Under the above method, if the exercise price is the same or above the quoted market price at the date of grant, no compensation expense is recognized. The second standard, SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), may recognize a compensation expense even in cases where the exercise price is the same or above the quoted market price. SFAS 123 takes into account the time value of the options/warrants; that is, the value of being able to defer a decision on whether or not to exercise the option/warrants until the expiration date. The Company follows the accounting standards of APB 25. Had the Company followed the accounting standards of SFAS 123, net income for the years ended December 31, 2001 and 2000 would have been reduced by $30,825 in each year. On a per share basis, basic and diluted earnings per share would have each been reduced by $.02 per year for calendar years 2001 and 2000.

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

The following is a reconciliation of net income (the numerator) and the weighted average shares outstanding (the denominator) used in determining basic and diluted EPS for each of the following periods:

	Year Ended December 31, 2001
	Basic EPS		Diluted EPS
	Numerator	Denominator	Numerator	Denominator
Net income	$316,811		$316,811
Weighted average shares		1,868,871		1,868,871
Dilutive options, warrants, net	________	________	________	52,067
Totals	$316,811	1,868,871	$316,811	1,920,938
EPS	$.17		$.16
	Year Ended December 31, 2000
	Basic EPS		Diluted EPS
Net income	$1,380,226		$1,380,226
Weighted average shares		1,804,890		1,804,890
Dilutive options, warrants, net	________	________	________	125,525
Totals	$1,380,226	1,804,890	$1,380,226	1,930,415
EPS	$.76		$.71
	Year Ended December 31, 1999
	Basic EPS		Diluted EPS
Net income	$1,053,991		$1,053,991
Weighted average shares		1,534,711		1,534,711
Dilutive options, warrants, net	________	________	________	247,077
Totals	$1,053,991	1,534,711	$1,053,991	1,781,788
EPS	$.69		$.59

Recent Accounting Pronouncements. Statement of Financial Accounting Standards No. 141, "Business Combinations", ("FASB 141") addresses financial accounting and reporting for business combinations and supersedes both APB Opinion No. 16, "Business Combinations", and FASB Statement No. 38, "Accounting for Preacquisition Contingencies of Purchased Enterprises". All business combinations in the scope of FASB 141 are to be accounted for using one method - the purchase method. The provisions of FASB 141 apply to all business combinations initiated after June 30, 2001. The adoption of FASB 141 is not expected to have a material impact on the financial position or results of operations of the Company.

Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets", ("FASB 142") addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, "Intangible Assets". FASB 142 addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition. FASB 142 also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. FASB 142 is effective for fiscal years beginning after December 15, 2001. The adoption of FASB 142 is not expected to have a material impact on the financial position or results of operations of the Company.

Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations", ("FASB 143") addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. FASB 143 applies to all entities. FASB 143 also applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and (or) the normal operation of a long-lived asset, except for certain obligations of leases. FASB 143 amends FASB Statement No. 19, "Financial Accounting and Reporting by Oil and Gas Producing Companies". FASB 143 is effective for fiscal years beginning after December 15, 2002. The adoption of FASB 143 is not expected to have a material impact on the financial position or results of operations of the Company.

Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", ("FASB 144") addresses financial accounting and reporting for the impairment or disposal of long-lived assets. FASB 144 supersedes both FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operation - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions", for the disposal of a Segment of a business (as previously defined in that opinion). FASB 144 also amends ARB No. 51, "Consolidated Financial Statements", to eliminate the exception to consolidation for a subsidiary for which control is likely temporary. The provisions of FASB 144 are required to be applied with fiscal years beginning after December 15, 2001. Adoption of FASB 144 is not expected to have a material impact on the financial position or results of operations of the Company.

Note 3 - Federal Funds Sold

The subsidiary banks are required to maintain legal cash reserves computed by applying prescribed percentages to the various types of deposits. When the subsidiary banks' cash reserves are in excess of the required amounts, they may lend the excess to other banks on a daily basis. At December 31, 2001 and 2000, the subsidiary banks sold $17,008,000 and $11,790,000, respectively, to other banks through the federal funds market.

Note 4 - Securities Available-for-Sale

The amortized costs and estimated market values of securities available-for-sale as of December 31, 2001 follow:

	Amortized	Gross Unrealized		Estimated
Description	Costs	Gains	Losses	Market Values
U.S. Agency securities Municipal securities FRB & FHLB stock Equity securities Total Securities	$11,397,123 2,916,714 781,140 82,594 $15,177,571	$177,235 29,070 - - - - $206,305	$(37,995) (35,652) - - - - $(73,647)	$11,536,363 2,910,132 781,140 82,594 $15,310,229

All national banks are required to hold FRB stock and all members of the Federal Home Loan Bank are required to hold FHLB stock. Since no ready market exists for either stock, both, FRB and FHLB stocks are reported at cost.

The amortized costs and estimated market values of securities available-for-sale as of December 31, 2000 follow:

	Amortized	Gross Unrealized		Estimated
Description	Costs	Gains	Losses	Market Values
U.S. Agency securities Municipal securities FRB & FHLB stock Total Securities	$9,988,675 2,588,354 660,380 $13,237,409	$15,630 13,332 - - $28,962	$(55,740) (55,122) - - $(110,862)	$9,948,565 2,546,564 660,380 $13,155,509

The amortized costs and estimated market values of securities available-for-sale at December 31, 2001, by contractual maturity, are shown in the following chart. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Costs	Estimated Market Values
Due in one year or less Due after one through five years Due after five through ten years Due after ten years No maturity Total securities	$1,499,631 8,653,152 3,590,458 570,596 863.734 $15,177,571	$1,541,720 8,758,194 3,593,012 553,568 863,734 $15,310,229

For the years ended December 31, 2001, 2000 and 1999, no securities were sold by the Company. However, a gain of $2,800, $0 and $9,375 was recorded for settlement of securities for the years ended December 31, 2001, 2000 and 1999, respectively.

As of December 31, 2001 and 2000, securities with a par value of $3,440,000 and $4,370,000, respectively, were pledged to secure public funds, repurchase agreements, and for other purposes required or permitted by law.

Note 5 - Loans

The composition of net loans by major loan category, as of December 31, 2001 and 2000, follows:

	December 31,
	2001	2000
Commercial, financial, agricultural Real estate - construction Real estate - mortgage Installment Loans, gross Deduct: Allowance for loan losses Loans, net	$135,338,921 2,924,150 44,510,706 22,202,203 $204,975,980 (4,242,268) $200,733,712	$102,174,540 4,636,581 37,198,687 19,521,444 $163,531,252 (2,577,473) $160,953,779

The Company considers impaired loans to include all restructured loans, loans on which the accrual of interest had been discontinued and all other loans which are performing according to the loan agreement, but may have substantive indication of potential credit weakness. At December 31, 2001 and 2000, the total recorded investment in impaired loans, all of which had allowances determined in accordance with FASB Statements No. 114 and No. 118, amounted to approximately $12,947,528 and $1,684,175, respectively. The average recorded investment in impaired loans amounted to approximately $5,109,553 and $1,582,265 for the years ended December 31, 2001 and 2000, respectively. The allowance for loan losses related to impaired loans amounted to approximately $1,660,400 and $228,300 at December 31, 2001 and 2000, respectively. Interest income recognized on impaired loans for the years ended December 31, 2001 and 2000 amounted to $427,256 and $145,320, respectively. The amount of interest recognized on impaired loans using the cash method of accounting was not material for the years ended December 31, 2001 and 2000. The company has no commitments to lend additional funds to borrowers whose loans have been modified.

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

Activity within the Allowance account for the years ended December 31, 2001 and 2000 follows:

Years ended December 31,
2001	2000

Balance, beginning of year
Add: Acquisition of allowance (Tarpon Bank)
Add: Provision for loan losses
Add: Recoveries of previously charged off amounts
Total
Deduct: Amount charged-off
Balance, end of year

$2,577,473 - - 4,399,500 221,033 $7,198,006 (2,955,738) $4,242,268	$2,015,645 201,806 869,775 179,561 3,266,787 (689,314) $2,577,473

Note 7 - Property and Equipment

Building, furniture, equipment, land and land improvements are stated at cost less accumulated depreciation. Components of property and equipment included in the consolidated balance sheets at December 31, 2001 and 2000 follow:

	Years ended December 31,
	2001	2000
Land Building Leasehold improvements Furniture and equipment Property and equipment, gross Deduct: Accumulated depreciation Property and equipment, net	$1,313,249 4,783,398 166,500 2,306,275 $8,569,422 (2,295,511) $6,273,911	$1,064,268 4,628,512 166,500 2,185,058 $8,044,338 (1,738,102) $6,306,237

As of December 31, 2001, the caption "land", above, includes a lot for future expansion in the amount of $248,981.

Depreciation expense for the years ended December 31, 2001 and 2000 amounted to $526,880 and $465,965, respectively. Depreciation is charged to operations over the estimated useful lives of the assets. The estimated useful lives and methods of depreciation for the principal items follow:

Type of Asset	Life in Years	Depreciation Method
Furniture and equipment Buildings Leasehold improvements	3 to 7 32, 39 5	Straight-line Straight-line Straight-line

Note 8 - Commitments and Contingencies

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

At December 31, 2001 and 2000, the Company had unused loan commitments of approximately $10.7 million and $12.1 million, respectively. Additionally, standby letters of credit of approximately $1,523,123 and $735,000 were outstanding at December 31, 2001 and 2000, respectively. The majority of these commitments are collateralized by various assets. No material losses are anticipated as a result of these transactions.

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

Note 9 - Deposits

The following details deposit accounts at December 31, 2001 and 2000:

	December 31,
	2001	2000
Non-interest bearing deposits Interest bearing deposits: NOW accounts Money Market Savings Time, less than $100,000 Time, $100,000 and over Total deposits	$16,823,186 18,382,101 14,237,123 5,178,703 120,857,894 56,901,524 $232,380,531	$13,786.792 11,304,384 11,770,388 4,223,199 104,091,335 37,750,556 $182,926,654

At December 31, 2001, the scheduled maturities of all certificates of deposit were as follows:

Year Ending December 31,	Amount
2002 2003 2004 2005 2006 Total	$ 137,440,658 29,210,494 3,930,206 6,520,418 657,642 $ 177,759,418

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

On March 30, 2001, the above loan was replaced by another loan ("Loan A") with another unrelated financial institution ("Lender"). The amount of Loan A is $3.0 million, the rate of interest is prime less 1/2% and the collateral provided by the Company consists of the voting shares of Cumberland Bank. Interest payments are due quarterly until March 31, 2003. Thereafter and beginning on April 1, 2003 through April 1, 2012, annual interest payments plus principal reductions are due. The annual principal reductions shall not be less than 10% of the highest outstanding loan balance. With the exception of the four items below, the Company and Cumberland Bank met all of the following affirmative and negative covenants.

    Cumberland Bank's net charge-offs shall be less than .75% of average loans;

    Cumberland Bank's non-performing loans shall be less than .75% of total assets;

    Non-performing loans plus OREO properties shall be less than 2.0% of Cumberland Bank's assets; and

    The Company's return on average assets, on a quarterly basis, shall not be less than .75%.

The Company discussed the above items with the Lender who, in turn, accepted the exceptions without further actions.

As of December 31, 2001, the principal balance on Loan A was $2,992,000.

On December 24, 2001, the Company executed another loan ("Loan B") with the above Lender. The rate of interest is at prime less 1/2%, but with a floor of 5.5%. The collateral consists of the voting shares of the three subsidiary banks. All other terms, including timing and amounts of payments, are similar to Loan A, above. Again, all affirmative and negative covenants were met with the exception of the four items in Loan A plus the following:

    The Company's capital accounts shall not be less than $19.0 million.

The Company discussed the above exceptions with the Lender who, in turn, accepted the exceptions without further actions.

As of December 31, 2001, the outstanding balance of Loan B was $0.

Note 11 - Shareholders' Equity

The Company currently has 50.0 million shares authorized: 1,932,381 and 1,823,507 shares outstanding at December 31, 2001 and 2000, respectively. In addition, the Company is authorized to issue up to 10.0 million shares of no-par value preferred stock. As of December 31, 2001 and 2000, no shares of preferred stock were issued and outstanding.

As of December 31, 2001, there were 173,834 warrants convertible into the Company's common stock on a one-to-one basis upon surrender of warrants together with a cash consideration. Of the 173,834 warrants above, 73,834 are exercisable at $3.33 per warrant and the remaining 100,000 are exercisable at $10.00 per warrant. There were 93,034 and 84,634 warrants exercised during the calendar years 2001 and 2000, respectively. At December 31, 2001, there were 15,280 stock options convertible into the Company's common stock on a one-to-one basis upon surrender of stock options together with a cash consideration. Of the 15,280 stock options above, 5,280 are exercisable at $3.33 per stock option and the remaining 10,000 are exercisable at $12.00 per stock option. During each of the calendar years 2001 and 2000, 15,840 stock options were converted into the Company's common stock.

Note 12 - Interest on Deposits and Borrowings

A summary of interest expense for the years ended December 31, 2001, 2000 and 1999 follows:

December 31,
2001	2000	1999

Interest on NOW accounts
Interest on money market accounts
Interest on savings accounts
Interest on CDs under $100,000
Interest on CDs $100,000 and over
Interest on federal funds, FHLB and borrowings
Total interest on deposits and borrowings

$363,442 497,928 121,425 7,326,899 3,028,715 236,500 $11,574,909	$306,341 433,084 116,754 5,164,133 2,416,534 208,146 $8,644,992	$204,537 190,279 50,881 3,319,667 1,574,323 4,086 $5,343,773

Note 13 - Other Operating Expenses

A summary of other operating expenses for the years ended December 31, 2001, 2000 and 1999 follows:

December 31,
2001	2000	1999

Stationary and supplies
Regulatory fees
Courier and postage
Advertising and business development
Utilities and telephone
Directors' fees
Taxes and licenses
Goodwill amortization
All other operating expenses
Total other operating expenses

$214,877 90,167 150,767 184,798 177,494 121,650 160,178 94,130 589,825 $1,783,886	$200,500 97,487 127,469 201,299 140,380 99,400 117,569 105,762 488,982 $1,578,837	$167,017 66,064 75,145 168,057 81,183 90,300 61,970 - - 309,209 $1,018,945

Note 14 - Income Taxes

As of December 31, 2001, 2000 and 1999, the Company's provision for income taxes consisted of the following:

	December 31,
	2001	2000	1999
Current Deferred Income tax expense	$41,914 29,800 $71,714	$740,789 136,444 $877,233	$531,337 27,940 $559,277

The Company's provision for income taxes differs from the amounts computed by applying the federal income tax statutory rates to income before income taxes. The effective tax rate and the statutory federal income tax rate are reconciled as follows:

	December 31,
	2001	2000	1999
Federal tax at statutory rate State income tax, net of Federal benefit Change in valuation allowance Tax-exempt interest Other Effective tax rate	34.0% 2.0% 7.4% (17.0%) (7.9%) 18.5%	34.0% 2.3% 5.4% (1.2%) (1.6%) 38.9%	34.0% 2.4% 3.0% (1.7%) (3.0%) 34.7%

The tax effects of the temporary differences that comprise the net deferred tax assets at December 31, 2001, 2000 and 1999 are presented below:

	December 31,
	2001	2000	1999
Deferred tax assets: Allowance for loan losses Unrealized gain, securities Deferred asset, depreciation Valuation reserve net deferred tax asset	$1,527,216 (44,699) 935 (753,097) $730,355	$762,788 25,434 (33,045) (723,284) $31,893	$640,048 112,660 11,638 (600,544) $163,802

There was a net change in the valuation allowance during the calendar years 2001, 2000 and 1999. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projection for future taxable income over the periods which the temporary differences resulting in the deferred tax assets are deductible, management believes it is more likely than not that the Company will realize the benefits of those deductible differences, net of the existing valuation allowance at December 31, 2001.

Note 15 - Related Party Transactions

Stock Warrants and Options. All outstanding warrants were issues to directors of either the Company, Community Bank, or Cumberland Bank. No stock warrants were granted during calendar year 2001 and 2000. During 1999, 100,000 stock warrants were granted to Organizers of Cumberland Bank. Each warrant is convertible into one Company common stock upon its surrender together with $10.00. The warrants vest annually over a three-year period and expire within seven years. Please refer to Note 11 for additional information concerning stock warrants.

All outstanding stock options were issued to executive officers of either the Company, Community Bank, or Cumberland Bank. No stock options were granted during calendar years 2001 and 2000. During 1999, 10,000 stock options were granted to key employees of the Company. Each stock option is convertible into one Company common stock upon its surrender together with $12.00. The stock options vest annually over a three-year period and expire within seven years after vesting. Please refer to Note 11 for additional information concerning stock options.

Borrowings and Deposits by Directors and Executive Officers. Certain directors, principal officers and companies with which they are affiliated are customers of and have banking transactions with the subsidiary banks in the ordinary course of business. As of December 31, 2001 and 2000, loans outstanding to directors, their related interests and executive officers aggregated $5,952,416 and $5,520,276, respectively. These loans were made on substantially the same terms, including interest rates and collateral, as those prevailing at the same time for comparable transactions with unrelated parties. In the opinion of management, loans to related parties did not involve more than normal credit risk or present other unfavorable features.

A summary of the related party loan transactions during the calendar years 2001 and 2000 follows:

	Insider Loan Transactions
	2001	2000
Balance, beginning of year New loans Less: Principal reductions Balance, end of year	$5,520,276 2,081,093 (1,648,953) $5,952,416	$4,120,083 2,248,578 (848,385) $5,520,276

Deposits by directors and their related interests, as of December 31, 2001 and 2000 approximated $2,744,246 and $5,008,683, respectively.

Note 16 - Employee Benefit Plans

A profit sharing plan (the "Plan") was established by the Company to provide for participation in profits by employees or their beneficiaries. The annual contribution to the Plan, not to exceed allowable deductions per tax laws and regulations, is determined by the Board of Directors. The Plan has a pre-determined formula for allocating contributions among participants and for distributing funds upon the occurrence of certain events. For the years ended December 31, 2001, 2000 and 1999, the Company contributed $268,932, $183,574 and $126,000, respectively, to the Plan. In addition, beginning with calendar year 2000, the Company offered a 401(k) plan in which it matched a portion of the employees' contribution. For the years ended December 31, 2001 and 2000, the Company contributed $32,823 and $9,070, respectively, to the above plan.

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

Fifty-two percent of the Company's loan portfolio is concentrated in loans secured by real estate, of which a substantial portion is secured by real estate in the Company's PSA. Accordingly, the ultimate collectibility of the loan portfolio is susceptible to changes in market conditions in the Company's PSA. The other significant concentrations of credit by type are set forth under Note 5.

The Company, as a matter of policy, does not generally extend credit to any single borrower or group of related borrowers in excess of 15% of the subsidiary banks' statutory capital, or approximately $2,933,000.

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

The following table presents the carrying amounts and fair values of the specified assets and liabilities held by the Company at December 31, 2001 and 2000. The information presented is based on pertinent information available to management as of December 31, 2001 and 2000. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued since that time, and the current estimated fair value of these financial instruments may have changed since that point in time.

	December 31, 2001		December 31, 2000
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets: Cash and due from banks Interest bearing deposits with other banks Federal funds sold Securities available-for-sale Loans Accrued interest receivable	$7,117,171 396,000 17,008,000 15,310,229 200,733,712 3,992,883	$7,117,171 396,000 17,008,000 15,310,229 201,385,282 3,992,883	$2,808,968 1,294,000 11,790,000 13,155,509 160,953,779 3,950,247	$2,808,968 1,294,000 11,790,000 13,155,509 161,723,140 3,950,247
Financial liabilities: Deposits Borrowings Accrued interest payable	$232,380,531 2,992,000 1,201,104	$235,897,305 2,992,000 1,201,104	$182,926,654 1,092,000 1,188,309	$183,405,518 1,092,000 1,188,309

Note 19 - Regulatory Matters

The Company is governed by various regulatory agencies. Bank holding companies and their nonbanking subsidiaries are regulated by the FRB. National banks are primarily regulated by the OCC. All federally-insured banks are also regulated by the FDIC. The Company's banking subsidiaries include three national banks, all insured by the FDIC.

Various requirements and restrictions under federal and state laws regulate the operations of the Company. These laws, among other things, require the maintenance of reserves against deposits, impose certain restrictions on the nature and terms of the loans, restrict investments and other activities, and regulate mergers and the establishment of branches and related operations. The ability of the parent company to pay cash dividends to its shareholders and service debt may be dependent upon cash dividends from its subsidiary banks. Each subsidiary bank is subject to limitations under federal law in the amount of dividends it may declare. At December 31, 2001, approximately $2,650,000 of the subsidiary banks' retained earnings was available for dividend declaration without prior regulatory approval.

The banking industry is also affected by the monetary and fiscal policies of regulatory authorities, including the FRB. Through open market securities transactions, variations in the discount rate, the establishment of reserve requirements and the regulation of certain interest rates payable by member banks, the FRB exerts considerable influence over the cost and availability of funds obtained for lending and investing. Changes in interest rates, deposit levels and loan demand are influenced by the changing conditions in the national economy and in the money markets, as well as the effect of actions by monetary and fiscal authorities. Pursuant to the FRB's reserve requirements, the subsidiary banks were required to maintain certain cash reserve balances with the Federal Reserve System of approximately $395,000 and $357,000 at December 31, 2001 and 2000, respectively.

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

Qualitative measures established by regulation to ensure capital adequacy require the Company and each subsidiary bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital to average assets (as defined). Management believes that the Company and each subsidiary bank, as of December 31, 2001, meet all capital adequacy requirements to which they are subject.

As of December 31, 2001, each subsidiary bank was considered to be Well Capitalized. There are no conditions or events since December 31, 2001 that management believes have changed the subsidiary banks' Well Capitalized category. To be categorized as Adequately Capitalized or Well Capitalized, the banks must maintain the following capital ratios:

	Adequately Capitalized	Well Capitalized
Total risk-based capital ratio Tier 1 risk-based capital ratio Tier 1 leverage ratio	8.0% 4.0% 4.0%	10.0% 6.0% 5.0%

The Company's and Community Bank's (the largest subsidiary bank) actual capital amounts and ratios are presented in the following table:

Minimum Regulatory Capital Guidelines for Banks
	Actual		Adequately Capitalized			Well Capitalized
	Amount	Ratio	Amount		Ratio	Amount		Ratio
As of December 31, 2001: Total capital-risk-based (to risk-weighted assets): Bank Consolidated	$14,256 20,553	10.3% 10.0%	$11,109 16,403	> >	8% 8%	$13,886 N/A	> >	10% N/A
Tier 1 capital-risk-based (to risk-weighted assets): Bank Consolidated	$12,520 17,990	9.0% 8.8%	$5,554 8,202	> >	4% 4%	$8,332 N/A	>	6% N/A
Tier 1 capital-leverage (to average assets): Bank Consolidated	$12,520 17,990	7.3% 7.2%	$6,821 10,053	> >	4% 4%	$8,527 N/A	>	5% N/A
Minimum Regulatory Capital Guidelines for Banks
	Actual		Adequately Capitalized			Well Capitalized
	Amount	Ratio	Amount		Ratio	Amount		Ratio
As of December 31, 2000: Total capital-risk-based (to risk-weighted assets): Bank Consolidated	$12,745 18,007	10.5% 11.1%	$9,646 12,981	> >	8% 8%	$12,058 N/A	> >	10% N/A
Tier 1 capital-risk-based (to risk-weighted assets): Bank Consolidated	$11,238 15,979	9.3% 9.8%	$4,823 6,491	> >	4% 4%	$7,235 N/A	>	6% N/A
Tier 1 capital-leverage (to average assets): Bank Consolidated	$11,238 15,979	8.5% 9.6%	$5,256 6,641	> >	4% 4%	$6,569 N/A	>	5% N/A

Note 20 - Dividends

The primary source of funds available to the Company to pay shareholder dividends and other expenses is from its subsidiary banks. Bank regulatory authorities impose restrictions on the amounts of dividends that may be declared by banks. Further restrictions could result from a review by regulatory authorities of the subsidiary banks' capital adequacy. During the calendar years 2001 and 2000, dividends paid by the Company to its shareholders amounted to $182,117 and $153,471, respectively. On a per share basis, the above dividends amounted to $.10 for each of calendar years 2001 and 2000.

Note 21 - Parent Company Financial Information

This information should be read in conjunction with the other notes to the consolidated financial statements.

Parent Company Balance Sheets
December 31,
2001	2000	1999
Assets: Cash Accounts receivable Investment in CDs Investment in subsidiaries Investment in goodwill Other Assets Total Assets	$73,508 512,911 - - 19,641,831 1,719,130 80,000 $22,027,380	$85,809 373,034 10,000 16,679,705 1,813,261 59,000 $19,020,809	$143,103 318,042 60,000 12,749,634 - - - - $13,270,779
Liabilities and Shareholders' Equity: Accounts payable Note payable Total Liabilities	$657,502 2,992,000 $3,649,502	$185,435 1,092,000 $1,277,435	$66,798 - - $66,798
Common stock Retained earnings Treasury stock Accumulated comprehensive income Total Shareholders' equity Total Liabilities and Shareholders' equity	$11,224,734 7,092,559 (26,970) 87,555 $18,377,878 $22,027,380	$10,861,822 6,957,865 (26,941) (49,372) $17,743,374 $19,020,809	$7,702,091 5,731,110 - - (229,220) $13,203,981 $13,270,779
Parent Company Statements of Income
	Years Ended December 31,
Revenues:	2001	2000	1999
Interest income Management fees Dividends from Community Bank Total revenues	$ 1,798 124,643 1,000,000 $1,126,441	$ 2,264 - - 200,000 $202,264	$ 99,110 - - 700,000 $799,110
Expenses:
Salaries and benefits Interest expense Professional fees Amortization of goodwill Other expenses Total expenses	$141,706 91,785 46,347 94,130 65,777 $439,745	$19,548 92,993 164,493 105,762 47,736 $430,532	$ 24,134 - - 182,577 - - 55,144 $261,855
Income before taxes and equity in undistributed earnings of subsidiaries	$686,696	$(228,268)	$ 537,255
Tax (benefit	(154,914)	(119,739)	(215,523)
Income before equity in undistributed earnings of subsidiaries	$841,610	$(108,529)	$752,778
Equity in undistributed loss of subsidiaries	(524,799)	1,488,755	301,213
Net income	$316,811	$1,380,226	$1,053,991

Parent Company Statements of Cash Flows
Year Ended December 31,
	2001	2000	1999

Cash flows from operating activities:
Net income
Adjustments to reconcile net income to net cash
provided by operating activities:
Equity in undistributed loss of Bank
Amortization of goodwill
(Increase) in receivables and other assets
Increase in payables
Net cash provided by operating activities

	$316,811 524,799 94,130 (160,874) 472,067 $1,246,933	$1,380,226 (1,488,755) 105,762 (113,992) 118,637 $ 1,878	$1,053,991 (301,213) - - (192,596) 25,798 $585,980
Cash flows from investing activities: Investment in subsidiaries Decrease in investments Purchase of goodwill Net cash used by financing activities	$(3,350,000) 10,000 - - $(3,340,000)	$(2,261,468) 50,000 (1,919,023) $(4,130,491)	$(4,000,000) 42,000 - - $(3,958,000)
Cash flows from financing activities: Increase in borrowings Exercise of warrants, options Sale of stock Payment of cash dividends Purchase of treasury stock Net cash provided by financing activities	$1,900,000 362,912 - - (182,117) (29) $2,080,766	$1,092,000 334,901 2,824,830 (153,471) (26,941) $4,071,319	$ - - 52,800 - - (151,887) - - $(99,087)
Net (decrease) in cash and cash equivalents Cash and cash equivalents, beginning of year Cash and cash equivalents, end of year	$(12,301) 85,809 $ 73,508	$(57,294) 143,103 $ 85,809	$(3,471,107) 3,614,201 $ 143,103

Note 22 - Subsequent Events

Subsequent to December 31, 2001, and prior to the date of this report, the Company declared a dividend of $.10 per share for each share of its common stock outstanding. Any declaration of future dividends is within the Board of Directors' discretion and will depend, among other things, on general business conditions, the banking industry, the Company's earnings and capital needs and any applicable regulatory requirements.

Item 8.	Changes in and Disagreements With Accountants and Financial Disclosure.

The Registrant did not change accountants in 2001 and continues to use the independent accounting firm of Francis & Company, CPAs.

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

Name	Age	Position with Company and Bank and Principal Occupation
Class I (Terms expiring in 2003)
T. Brinson Brock, Sr.	45

Mr. Brock has served as the President and Chief Executive Officer of the Company since June 8, 1999; as Executive Vice President and Acting Chief Executive Officer from March 24, 1998 to June 7, 1999, and as Secretary of the Company from November 1989 to May 1998, a director of the Company since August 1989, President and Chief Executive Officer of CNB since March 24, 1998, a director and Secretary of CNB since August 1990 and a director of Cumberland and Tarpon since October 1999 and February 2000, respectively. Mr. Brock raises beef cattle out of which he places many FFA and 4H show calves for club members across the state. He also raises quarter and registered miniature horses, which his children show and sell. He serves as Vice President of the Turner County Cattlemen's Association. He is an active member of Georgia Banker's Association Agricultural Committee and is an instructor in various AIB and bank training programs. Mr. Brock is a member of both the Turner and Crisp County Chambers of Commerce. He is a deacon of Ashburn First Baptist Church.

Willis R. Collins	56

Mr. Collins has served as director of the Company since August 1989 and has been Chairman of the Board since August 2000. He has served as a director of CNB since August 1990. Mr. Collins served as a Commissioner of Turner County, Georgia from 1986 to 1993. He organized Cotton Warehouse, Inc. in 1988 and is a partner and manager of Arabi Gin Company.

Gene Stallings Crawford	73

Mr. Crawford has served as a director of the Company since August 1989, and of CNB since August 1990. For over forty years Mr. Crawford has been active in developing Crawford Cattle Company, a beef and feeder cattle production business.

Donald M. Crews	55

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

Benny Warren Denham	71

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

Class II (Terms expiring in 2004)
Lloyd Greer Ewing	57

Mr. Ewing has served as a director of the Company since August 1989, and of CNB since August 1990. Mr. Ewing joined Ewing Buick, Pontiac, GMC Trucks, Inc. in 1973 and has held various positions in that company. He is now its President and General Manager. Mr. Ewing is a former member of the Board of Directors at First Federal Savings Bank of Turner County.

Grady Elmer Moore	67

Mr. Moore has served as a director of the Company since August 1989, and of CNB since August 1990. Mr. Moore runs a row crop operation, G.M. Farms, Inc., which he has pursued for the past thirty-five years.

Sara Ruth Raines	56

Mrs. Raines has served as the Chairman of the Board of the Company and CNB from August 1998 to August 2000, and as a director of the Company August 1989, of CNB since August 1990, and of Cumberland since February 2000. Mrs. Raines is the President of Raines Investment Group, Inc., which is a franchisee of Aaron's Rental Purchase Stores.

Joe Sheppard	68

Mr. Sheppard has served as a director of the Company since May 1999 and of Cumberland since October 1999. He has served as Chairman of the Board of Resource Systems, Inc., an Atlanta-based company engaged in the telecommunications business, for more than five years.

Class III (Terms expiring in 2002)
Bobby Y. Franklin	56

Mr. Franklin has served as a director of the Company since May 1999 and of Cumberland since October 1999. Mr. Franklin has been the owner and operator of B&D Tire Company in Kingsland, Georgia, since 1979 and the owner of Franklin Properties in Hilliard, Florida, since 1979. Mr. Franklin serves as director of the Georgia Tire and Retreaders Dealers Association.

James E. Shirley	58

Mr. Shirley has served as President and Chief Executive Officer and a director of Cumberland from October 1, 1999 to October 1, 2001. During 1992-1999, he was Senior Vice President of Golden Isles Financial Holdings, Inc. and its wholly owned subsidiary, The First Bank of Brunswick.

Benjamin E. Walker	71

Mr. Walker has served as a director of the Company since August 1989, and of CNB and Tarpon since August 1990 and March 2000, respectively. Mr. Walker is a part-owner of M & W Sportswear, Inc., a local garment contracting company. Mr. Walker is also a co-owner of SWS Garment, Inc., a uniform manufacturing company in Fitzgerald, Georgia.

Jimmie Ann Ward	64	Mrs. Ward has served as a director of the Company since August 1989, and of CNB since August 1990. Mrs. Ward is Vice President of Ward Land Company and is a community volunteer in Turner County.
Freddie J. Weston, Jr.	64

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

B.	Executive Officers.
T. Brinson Brock, Sr.	45

Mr. Brock has served as the President and Chief Executive Officer of the Company since June 8, 1999; as Executive Vice President and Acting Chief Executive Officer from March 24, 1998 to June 7, 1999, and as Secretary of the Company from November 1989 to May 1998, a director of the Company since August 1989, President and Chief Executive Officer of the CNB since March 24, 1998, a director and Secretary of CNB since August 1990 and a director of Cumberland and Tarpon since October 1999 and February 2000, respectively. Mr. Brock raises beef cattle out of which he places many FFA and 4H show calves for club members across the state. He also raises quarter and registered miniature horses, which his children show and sell. He serves as Vice President of the Turner County Cattlemen's Association. He is an active member of Georgia Banker's Association Agricultural Committee and is an instructor in various AIB and bank training programs. Mr. Brock is a member of both the Turner and Crisp County Chambers of Commerce. He is a deacon of Ashburn First Baptist Church.

Ava Lovett	57

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

Section 16(a) of the Exchange Act and related regulations require the Company's executive officers and directors and certain persons who own more than 10% of the Company's Common Stock to file reports of their holdings and transactions in the Company's Common Stock with the SEC. Based on the Company's records and other information, the Company believes that all filing requirements applicable to such persons were complied with in 2001.

Item 10.	Executive Compensation.
A.	Named Executive Officers.

The following table sets forth the compensation paid to the named executive officers of the Company for each of the Company's last three completed fiscal years:

SUMMARY COMPENSATION TABLE
Annual Compensation
Name and Principal Position (a)		Year (b)	Salary (c)	Bonus (d)	Compensation (e)
T. Brinson Brock, Sr. President and Chief Executive Officer of the Company		2001 2000 1999	$130,000 $125,000 $115,233	$45,000 $39,000 $35,500	$29,868(1) $30,108(2) $44,340(3)
Ava Lovett, Secretary of the Company and Senior Vice President and Chief Financial Officer of CNB		2001 2000 1999	$100,000 $97,500 $85,000	$35,000 $33,500 $30,000	$16,569(4) $15,726(5) $21,408(6)
Long Term Compensation
Name and Principal Position (a)	Year (b)	Re- stricted Stock Awards (f)	Securities Underlying Options /SARs (g)	All LTIP Pay-outs (h)	Other Compen- sation (i)
T. Brinson Brock, Sr. President and Chief Executive Officer of the Company	2001 2000 1999	$0 $0 $0	$0 $0 $0	$0 $0 $0	$0 $0 $0
Ava Lovett, Secretary of the Company and Senior Vice President and Chief Financial Officer of CNB	2001 2000 1999	$0 $0 $0	$0 $0 $0	$0 $0 $0	$0 $0 $0

(1) Includes $21,600 in profit sharing contributions.

(2) Includes $19,680 in profit sharing contributions.

(3) Includes $18,907 in profit sharing contributions.

(4) Includes $16,569 in profit sharing contributions.

(5) Includes $15,726 in profit sharing contributions.

(6) Includes $14,031 in profit sharing contributions.

OPTION/SAR GRANTS IN LAST FISCAL YEAR

In 2001, the Company did not make any grants of stock options to executive officers.

AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FY-END OPTION/SAR VALUES
Name (a)	Shares Acquired on Exercise (b)	Value Realized (c)	Number of Securities Underlying Unexercised Options/SARs at FY-End Exercisable /Unexercisable (d)	Value of Unexercised in-the-Money Options/SARs at FY-End Exercisable /Unexercisable (e)(1)
T. Brinson Brock, Sr. Ava Lovett	0 0	0 0	5,280/0 3,333/1,667	$36,010/$0 $0/$0(2)

(1) Dollar values have been calculated by determining the difference between the estimated fair market value of the Company's Common Stock at December 31, 2001 (i.e., $10.15 per share) and the exercise price of the various options.

(2) One-third of the options vested on October 1, 2000, one-third of the options vested on October 1, 2001, and one third of the options will vest on October 1, 2002.

B.	Directors.

Each director of the CNB received $500 for each meeting of the Board of Directors that he or she attended. In addition, each director who was a member of CNB's Loan Committee received $100 per month and $100 for each Loan Committee meeting that he or she attended. In December 2001, each director of CNB received a $3,500 holiday bonus.

Item 11.	Security Ownership of Certain Beneficial Owners and Management.

On March 21, 2002, the Company had 1,284 shareholders of record.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

The following table sets forth share ownership information as of March 21, 2002, with respect to the Common Stock, with respect to any person known to the Registrant to be a beneficial owner of more than 5% of the Commons Stock*:

Name and Address of Beneficial Owner	Number of shares	Percent of Class(1)
Gene Stallings Crawford 56 South Academy Street Rebecca, Georgia 31783	111,452(2)	5.74%

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

(1) The percentages are based on 1,932,381 shares of Common Stock outstanding, plus shares of Common Stock that may be acquired by the beneficial owner within 60 days of March 21, 2002, by exercise of options and/or warrants.

(2) Includes 18,750 shares owned by Mr. Crawford's wife as to which he disclaims beneficial ownership, 8,115 shares held as custodian for his son Gene Scott Crawford and 8,115 shares held as custodian for his son Phillip Andrew Crawford. Also includes the right to acquire 3010,000 shares pursuant to currently exercisable warrants.

SECURITY OWNERSHIP OF MANAGEMENT

The following table sets forth share ownership information as of March 24March 21, 20020 of the Registrant's Common Stock with respect to (i) each director and named executive officer of the Registrant who beneficially owns Common Stock of the Registrant; and (ii) all directors and named executive officers of the Registrant as a group*:

Name and Address of Beneficial Owner	Number of shares	Percent of Class(1)
T. Brinson Brock, Sr. 1252 Brock Road Arabi, Georgia 31712	84,664(2)	4.35%
Willis R. Collins 9655 Georgia Highway 112 East Rebecca, Georgia 31783	92,165(3)	4.75%
Gene Stallings Crawford 56 South Academy Street Rebecca, Georgia 31783	111,452(4)	5.74%
Donald W. Crews 2001 Osborn Road St. Marys, Georgia 31558	26,510(5)	1.37%
Benny Warren Denham 424 East Inaha Road Sycamore, Georgia 31790	36,930(6)	1.91%
Lloyd Greer Ewing 545 East Monroe Ashburn, Georgia 31714	39,211(7)	2.02%
Bobby Y. Franklin Route 3, Box 6560 Hilliard, Florida 32046	35,666(8)	1.84%
Ava Lovett 401 East Highway 32 Sycamore, Georgia 31790	3,778 (9)	0.20%
Grady Elmer Moore 5580 Highway 33 North Arabi, Georgia 31712	81,050(10)	4.17%
Sara Ruth Raines P.O. Box 606 Ashburn, Georgia 31714	70,509(11)	3.63%
Joe S. Sheppard 119 River Bend Drive St. Marys, Georgia 31558	18,333(12)	0.95%
James E. Shirley 147 River Bend Drive St. Mary's, Georgia 31558	27,119(13)	1.40%
Benjamin E. Walker P.O. Box 185 Ashburn, Georgia 31714	79,861(14)	4.13%
Jimmie Ann Ward 1330 Warwick Highway Ashburn, Georgia 31714	60,000(15)	3.09%
Freddie J. Weston, Jr. 828 West Madison Avenue Ashburn, Georgia 31714	15,000	0.77%
All directors, nominees and named executive officers as a group(16) (15 persons)	782,248 shares	38.32%

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
  The percentages are based on 1,700,8221,931,301 shares of Common Stock outstanding, plus shares of Common Stock which may be acquired by the beneficial owner, or group of beneficial owners, within 60 days of March 24March 21, 20002002, by exercise of options and/or warrants. The percentage total differs from the sums of the individual percentages due to the differing denominators with respect to each calculation.
  Includes 1,190 shares held as custodian for Brent Brock, 1,006 shares held as custodian for Kristen Brock, 370 shares held as custodian for Hunter Chess Brock, and 1,224 shares owned by Mr. Brock's wife, as to all of which Mr. Brock disclaims beneficial ownership. Also includes the right to acquire 7,000 shares pursuant to currently exercisable warrants and the right to acquire 5,280 shares pursuant to currently exercisable options.
  Includes 45,132 shares owned by Mr. Collins's wife as to which he disclaims beneficial ownership. Also includes the right to acquire 25,7528,584 shares pursuant to currently exercisable warrants.
  Includes 18,750 shares owned by Mr. Crawford's wife, 8,115 shares held as custodian for his son Gene Scott Crawford and 8,115 shares held as custodian for his son Phillip Andrew Crawford, as to all of which he disclaims beneficial ownership. Also includes the right to acquire 3010,000 shares pursuant to currently exercisable warrants.
  (5) Includes the right to acquire 10,000 shares pursuant to currently exercisable warrants.
  Includes 4,788 shares owned by Mr. Denham's wife as to which he disclaims beneficial ownership. Also includes the right to acquire 18,0006,000 shares pursuant to currently exercisable warrants.
  Includes 3,000 shares owned by a daughter, Mary Margaret Ewing, as to which Mr. Ewing disclaims beneficial ownership. Also includes the right to acquire 155,000 shares pursuant to currently exercisable warrants.
  Also includes the right to acquire 10,666 shares pursuant to currently exercisable warrants.
  Includes 81 237 shares owned by Mrs. Lovett's daughter, as to which Mrs. Lovett disclaims beneficial ownership. Also includes the right to acquire 3,333 shares pursuant to currently exercisable stock options.
  Includes 5,000 shares owned by Mr. Moore's wife as to which he disclaims beneficial ownership. Also includes the right to acquire 36,75012,250 shares pursuant to currently exercisable warrants.
  Includes 1,500 shares owned by Ruth's of Ashburn, Inc., 900 shares owned by Georgia Produce EXC, Inc. and 24,11935,019 shares owned by Mrs. Raines's husband and his IRA, as to all of which Ms. Raines disclaims beneficial ownership. Also includes the right to acquire 3010,000 shares pursuant to currently exercisable warrants.
  (10) Includes the right to acquire 7,333 shares pursuant to currently exercisable warrants.
  Also includes the right to acquire 3,333 shares pursuant to currently exercisable stock options.
  Includes 35,061 owned by the Walker Family Partnership. Also includes 12,300 shares owned by Mr. Walker's wife as to which he disclaims beneficial ownership.
  Includes the right to acquire 10,000 shares pursuant to currently exercisable warrants.
  Warrants to purchase Common Stock of the Company at the original offering price were issued to each founding director of the Company and CNB on the basis of one warrant for each share of Common Stock that he/she purchased in the initial offering. These stock purchase warrants entitle the holder of the warrants to purchase Common Stock at $3.33 per share at any time during the term of the particular warrant. One-third of each director's warrants became vested on August 6, 1990 (the date CNB opened for business), an additional one-third became vested on August 6, 1991, and the final one-third became vested on August 6, 1992. One-third of the warrants expire (unless exercised) on the tenth anniversary of these dates, i.e. on August 6, 2000, August 6, 2001 and August 6, 2002, respectively. Two thirds of the warrants were exercised on or before August 6, 2001 and the shares so acquired are reflected in the beneficial ownership table with respect to all of the above except Ms. Lovett and Messrs. Crews, Franklin, Sheppard and Shirley.

In addition, three of the directors, Messrs. Crews, Franklin and Sheppard, each hold 15,000, 16,000 and 11,000 warrants, respectively, to purchase shares of Common Stock at $10 per share. One third of these warrants vested on October 1, 2000, one-third vested on October 1, 2001, and an additional one-third will vest on October 1, 2002 if the grantee satisfies minimum attendance at meetings of the Board of Directors of Cumberland.

Item 12.	Certain Relationships and Related Transactions.

During 2001, CNB loaned funds to certain of the Company's executive officers and directors in the ordinary course of business, on substantially the same terms as those prevailing at the time for comparable transactions with other customers, and which did not involve more than the normal risk of collectibility or present other unfavorable features.

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
None.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMMUNITY NATIONAL BANCORPORATION (Registrant) BY: /S/ T. Brinson Brock, Sr. T. Brinson Brock, Sr., President, Principal Executive Officer, Principal Financial Officer

Date: March 29, 2002

In accordance with the Exchange Act, this amended report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date
/S/ T. Brinson Brock, Sr. T. Brinson Brock, Sr.	President, Chief Executive Officer and Director	March 29, 2002
/S/ Willis R. Collins Willis R. Collins	Chairman of the Board and Director	March 29, 2002
/S/ Gene Stallings Crawford Gene Stallings Crawford	Director	March 29, 2002
/S/ Donald M. Crews Donald M. Crews	Director	March 29, 2002
/S/ Benny Warren Denham Benny Warren Denham	Director	March 29, 2002
/S/ Lloyd Greer Ewing Lloyd Greer Ewing	Director	March 29, 2002
/S/ Bobby Y. Franklin Bobby Y. Franklin	Director	March 29, 2002
/S/ Grady Elmer Moore Grady Elmer Moore	Director	March 29, 2002
/S/ Sara Ruth Raines Sara Ruth Raines	Director	March 29, 2002
/S/ Joe S. Sheppard Joe S. Sheppard	Director	March 29, 2002
/S/ James E. Shirley James E. Shirley	Director	March 29, 2002
/S/ Benjamin E. Walker Benjamin E. Walker	Director	March 29, 2002
/S/ Jimmie Ann Ward Jimmie Ann Ward	Director	March 29, 2002
/S/ Freddie J. Weston, Jr. Freddie J. Weston, Jr.	Director	March 29, 2002