Form 10QSB
period 2002-03-31
COMMUNITY NATIONAL BANCORPORATION
filed 2002-05-15
CIK 855386

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

___________________________________________

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002.

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

Common stock, no par value per share, 1,932,381 shares outstanding as of May 9, 2002.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

COMMUNITY NATIONAL BANCORPORATION
ASHBURN, GEORGIA
Consolidated balance Sheets
ASSETS
	March 31, 2002 (Unaudited)	December 31, 2001 (Unaudited)

Cash and due from banks
Interest bearing deposits in other banks
Federal funds sold
TOTAL CASH AND CASH EQUIVALENTS
Securities:
Available for sale, at fair values
Loans, net
Property and equipment, net
Other real estate owned
Goodwill, net
Other assets
Total Assets

	$5,245,064 - - 14,114,000 $19,359,064 19,125,860 206,527,043 6,113,972 1,038,820 1,719,130 4,772,989 $258,656,878	$7,117,171 396,000 17,008,00 $24,521,171 15,310,229 200,733,712 6,273,911 845,881 1,719,130 5,763,568 $255,167,602
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities: Deposits Non-interest bearing deposits Interest bearing deposits Total deposits Note payable Other liabilities Total liabilities	$ 16,895,164 218,540,556 $235,435,729 3,492,000 1,593,873 $240,521,593	$16,823,186 215,557,345 $232,380,531 2,992,000 1,417,193 $236,789,724
Commitments and contingencies

Shareholder's Equity:
Common stock, no par value, 50,000,000
shares authorized, 1,923,981
Retained earnings
Treasury stock
Unrealized gain (loss) on securities, net
Total Shareholders' Equity
Total liabilities and shareholders' equity

	$11,224,734 6,903,157 (26,970) 34,364 18,135,285 $258,656,878	$11,224,734 7,092,559 (26,970) 87,555 $18,377,878 $255,167,602

Refer to notes to the consolidated financial statements.

COMMUNITY NATIONAL BANCORPORATION
ASHBURN, GEORGIA
Unaudited Consolidated Statements of Income
For the quarter ended March 31,
	2002	2001
Interest income Interest expense Net interest income	$4,913,700 2,575,650 2,338,050	$5,147,709 2,825,532 2,322,177
Provisions for possible loan losses	750,000	310,000
Net interest income after provisions for possible loan losses	1,588,050	2,012,177
Service charges Other fees Gain on settlement of securities Total other income	355,358 77,281 2,263 414,902	288,082 75,491 - - 363,573

Salaries and benefits
Advertising and business development
Repairs and maintenance
Depreciation and amortization
Legal and professional
Data processing
Regulatory fees and assessments
Other operating expenses
Total other expenses

	1,037,895 55,175 60,906 143,247 75,056 100,720 30,544 352,060 1,855,603	856,590 57,178 66,105 125,800 46,002 76,085 29,191 351,517 1,608,468
Net income (loss) before taxes Provision for income taxes	147,349 143,851	767,282 266,500
Net income	$ 3,498	$ 500,782
Basic income per share	$ 0.00	$ .28
Diluted income per share	$ 0.00	$ .26

Refer to notes to the consolidated financial statements.

COMMUNITY NATIONAL BANCORPORATION
ASHBURN, GEORGIA
Unaudited Consolidated Statements of Cash Flows
for the quarter ended
	March 30,
	2002	2001
Cash flows from operating activities	$2,065,482	$1,951,318

Cash flows from investing activities:
Increase in other real estate owned
Increase in goodwill
Securities, available-for-sale:
Purchase of securities
Maturity and paydowns
(Increase) in loans, net
Purchase of property and equipment
Net cash used in investing activities

	(192,939) 25,980 3,150,000 (7,020,300) (9,288) (6,543,331) (10,589,878)	- - - - 2,530,000 (2,577,308) (22,567) (21,273,934) (21,343,809)
Cash flows from financing activities: Increase in customers' deposits Increase in borrowings Payment of cash dividends Net cash provided from financing activities	3,055,189 500,000 (192,900) 3,362,289	15,112,456 4,900,000 (182,116) 19,830,341
Net (decrease) in cash and cash equivalents Cash and cash equivalents, beginning of period Cash and cash equivalents, end of period	(5,162,107) 24,521,171 $19,359,064	437,849 15,892,968 $16,330,817

Refer to notes to the consolidated financial statements.

COMMUNITY NATIONAL BANCORPORATION
ASHBURN, GEORGIA
Consolidated Statements of Changes in Shareholders' Equity (Unaudited)
for the three-month periods ended March 31, 2001 and 2002
	Common Stock		Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income
	Shares	Par Value				Total
Balance December 31, 2000	1,823,507	$- -	$10,861,822	$6,957,865	$(49,372)	$17,770,315
Treasury Stock	- -	- -	- -	- -	(26,941)	(26,941)
Sale of treasury stock	- -	- -	- -	- -	26,941	26,941
Comprehensive Income: Net income, three-month period ended March 31, 2001	- -	- -	- -	500,782	- -	500,782
Net unrealized gain on securities, three-month period ended March 31, 2001	- -	- -	- -	- -	153,797	153,797
Total comprehensive income	- -	- -	- -	500,782	153,797	654,479
Less: Distribution of dividends	- -	- -	- -	(182,116)	- -	(182,116)
Balance, March 31, 2001	1,823,507	$ - -	$10,861,822	$7,276,531	$104,425	$18,242,778
Balance, December 31, 2001	1,932,381	$ - -	$11,224,734	$7,092,559	$87,555	$18,404,848
Treasury Stock	- -	- -	- -	- -	(26,970)	(26,970)
Comprehensive Income: Net income, three-month period ended March 31, 2002	- -	- -	- -	3,498	- -	3,498
Net unrealized loss on securities, three-month period ended March 31, 2002	- -	- -	- -	- -	(53,191)	(53,191)
Total comprehensive income	- -	- -	- -	3,498	(53,190)	(49,692)
Less: Distribution of dividends	- -	- -	- -	(192,900)	- -	(192,900)
Balance, March 31, 2002	1,932,381	$ - -	$11,224,734	$6,903,157	$7,394	$18,135,285

Refer to notes to the consolidated financial statements.

Note 1 - Basis of Presentation

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. These statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in Form 10-KSB for the year ended December 31, 2001.

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

Note 3 - Recent Accounting Pronouncements

Statement of Financial Accounting Standards No. 141, "Business Combinations" ("FASB 141") addresses financial accounting and reporting for business combinations and supersedes both APB Opinion No. 16, "Business Combinations" and FASB Statement No. 38, "Accounting for Preacquisition Contingencies of Purchased Enterprises." All business combinations in the scope of FASB 141 are to be accounted for using one method - the purchase method. The provisions of FASB 141 apply to all business combinations initiated after June 30, 2001. The adoption of FASB 141 is not expected to have a material impact on the financial position or results of operations of the Company.

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

Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("FASB 144") addresses financial accounting and reporting for the impairment or disposal of long-lived assets. FASB 144 supersedes both FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operation - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of a Segment of a business (as previously defined in that opinion). FASB 144 also amends ARB No. 51, "Consolidated Financial Statements" to eliminate the exception to consolidation for a subsidiary for which control is likely temporary. The provisions of FASB 144 are required to be applied with fiscal years beginning after December 15, 2001. Adoption of FASB 144 is not expected to have a material impact on the financial position or results of operations of the Company.

Item 2 - Management Discussion and Analysis of Financial Condition and Results of Operation.

Liquidity and sources of capital

Community National Bancorporation (the "Company") was organized in August, 1989 and began banking operations through its wholly owned subsidiary, CNB Ashburn, on August 6, 1990. Since then, CNB Ashburn established three additional branches and has total assets approximating $167.8 million at March 31, 2002. During 1999, the Company sold additional stock for approximately $4.0 million, utilizing the proceeds to establish another subsidiary, CNB St. Marys, which began operations in October, 1999. On March 31, 2002, CNB St. Marys had total assets amounting to $55.2 million. On February 24, 2000, the Company acquired FNB Tarpon Springs which, as of March 31, 2002, had total assets approximating $34.1 million.

The Company opened for business in 1990 with $3.4 million in its capital accounts. By March 31, 2002, the capital accounts had increased to $18.1 million through the sale of additional stock and through retained earnings. As evidenced by the table below, all three subsidiary banks comply with the minimum capital guidelines for "adequately capitalized" banks.

Bank	Leverage Ratio	Minimum Regulatory Guidelines	Risk Weighted Ratio	Minimum Regulatory Guidelines
CNB Ashburn CNB St. Marys FNB Tarpon Spgs	7.5% 8.0% 8.4%	4.0% 4.0% 4.0%	10.3% 9.8% 14.9%	8.0% 8.0% 8.0%

During the three-month period ended March 31, 2002, the Company received $275,000 in dividends from CNB Ashburn and also injected $500,000 into the capital accounts of FNB Tarpon Springs. In addition, the Company increased its borrowings by $500,000, from $3.0 million at December 31, 2001 to $3.5 million at March 31, 2002.

During the three-month period ended March 31, 2002, total assets increased by $3.5 million, to $258.7 million, representing an annualized growth rate of 5.5%. During the three-month period ended March 31, 2002, cash and cash equivalents decreased by $5.2 million, to $19.4 million; securities increased by $3.8 million, to $19.1 million; loans increased by $5.8 million to $206.5 million; property and equipment decreased by $.2 million, to $6.1 million; and other assets, including goodwill, decreased by $.8 million, to $7.5 million. To fund the above growth, deposits, borrowings and other liabilities increased by $3.0 million, $.5 million and $.2 million, respectively. Also, the capital accounts, including retained earnings, decreased by $.2 million.

Liquidity is the Company's ability to meet all deposit withdrawals immediately, while also providing for the credit needs of customers. The March 31, 2002 financial statements evidence a satisfactory liquidity position as total cash and cash equivalents amounted to $19.4 million, representing 7.5% of total assets. Investment securities amounted to $19.1 million, representing 7.4% of total assets; these securities provide a secondary source of liquidity since they can be converted into cash in a timely manner. The Banks are members of the Federal Reserve System and are maintaining relationships with several correspondent banks and, thus, could obtain funds on short notice. The Company's management closely monitors and maintains appropriate levels of interest earning assets and interest bearing liabilities, so that maturities of assets are such that adequate funds are provided to meet customer withdrawals and loan demand.

With the exception of the discussion in the following paragraph, the Company is not aware of any trends, demands, commitments, events or uncertainties that will result in or are reasonably likely to result in its liquidity increasing or decreasing in any material way.

On April 11, 2002, CNB St. Marys and the OCC, the Bank's primary regulator, entered into an agreement (the "Agreement") which resulted from weaknesses uncovered during an OCC examination conducted in January and February, 2002. The Agreement requires CNB St. Mary's to take the following actions:

    Form a Compliance Committee to monitor and coordinate the bank's adherence to the Agreement;

    Conduct a review of the Board's committee structure, and make necessary adjustments, if applicable;

    By June 30, 2002 and until the Agreement is terminated, the bank achieve and maintain the following capital ratios:

      Leverage ratio of at least 8.0%;

      Tier one to risk-weighted assets ratio of at least 10.0%;

      Total risk-based capital to risk weighted assets ratio of at least 12.0%.

    Develop and implement a three-year capital plan;

    Develop and implement a risk management program;

    Develop and implement a program to improve the bank's loan portfolio management;

    Develop and implement a system for identifying and monitoring problem credits;

    Adopt, implement and adhere to a written program designed to eliminate the basis for criticism of assets classified or criticized by the OCC or by the bank's internal review program;

    Employ a qualified consultant to perform an ongoing quality review of the bank's assets;

    Take all steps necessary to obtain and maintain current credit information and proper documentation of loans;

    Review the adequacy of the allowance for loan losses (the "Allowance") and maintain the Allowance at an adequate level;

    Improve the bank's liquidity position and maintain adequate sources of stable funding;

    Establish, implement and adhere to written procedures designed to prevent future violations of laws, rules and regulations, including taking the necessary steps to correct all violations and reducing to conforming amounts credits that exceed the bank's legal lending limits;

    Develop or implement a three-year strategic plan for the bank;

    Take all necessary actions to ensure that the bank's books, records and management information systems are complete and accurate;

    Take all necessary actions to ensure that the bank's information systems activities are complete, accurate and effective; and

    Adopt and implement a comprehensive and effective internal audit program.

Management is taking the actions necessary to comply with the Agreement as a matter of highest priority.

Results of Operations

For the three-month periods ended March 31, 2002 and 2001, net income amounted to $3,498 and $500,782, respectively. For the three-month periods ended March 31, 2002 and 2001, diluted earnings per share amounted to zero and $.26, respectively. Basic earnings per share amounted to zero and $.28 for the three month periods ended March 31, 2002 and 2001, respectively. Earnings per share were lower during the three-month period ended March 31, 2002 when compared to the three-month period ended March 31, 2001. Two of the three Bank subsidiaries, CNB St. Marys and FNB Tarpon Springs, experienced net losses of approximately $258,000 and $190,000, respectively. CNB Ashburn, the Company's largest subsidiary, recorded net income of approximately $525,000 during the three-month period ended March 31, 2002.

Below is a more detailed discussion concerning results of operations for the three-month periods ended March 31, 2002 and 2001.

  Earning assets have increased from $207.1 million at March 31, 2001 to $244.0 million at March 31, 2002. Net interest income, an amount which represents the difference between interest received on interest earning assets and interest paid on interest bearing liabilities, increased from $2,322,177 to $2,338,050 for the same period one year later, representing an increase of $15,873, or .7%.

  Net yield on earning assets decreased from 4.71% during the three-month period ended March 31, 2001 to 3.83% during the three-month period ended March 31, 2002. The primary reason for the decrease is attributed to the Federal Reserve Board's monetary policy action, reducing interest rates in order to stimulate the economy. The impact of this action on the Company is evidenced in a lower net interest yield because the Company is primarily asset sensitive.

  Other income increased from $363,573 for the three-month period ended March 31, 2001 to $414,912 for the three-month period ended March 31, 2002. The above increase of $51,329 represents a 14.1% improvement. This increase is primarily due to increased activity in transactional accounts due to a higher deposit base. As a percent of total assets, however, other income decreased from .65% to .64% when comparing the three-month periods ended March 31, 2001 and 2002, respectively.

  Other operating expenses increased from $1,608,468 for the three-month period ended March 31, 2001 to $1,855,603 for the three-month period ended March 31, 2002. The above increase which amounted to $247,135 represents an increase of 15.4%. As a percent of total assets, other operating expenses held at 2.87% for the three-month periods ended March 31, 2002 and 2001.

  For the three-month periods ended March 31, 2002 and 2001, provision for loan losses amounted to $750,000 and $310,000, respectively. The material increase in the provision is due to above average charge-offs in two of the three subsidiary Banks. The substantial majority of these charge-offs relates to loans that were originated by prior management at those Banks. The Company hired outside consultants to review the quality of its subsidiaries' loan portfolios. This review is an ongoing process that may take six to twelve months to complete. As weak credits are uncovered, the Company will move aggressively to protect its position with respect to those loans.

At December 31, 2001, the allowance for loan losses amounted to $4,242,268, or 2.07% of gross loans. At March 31, 2002, the allowance amounted to $4,183,040, or 1.98% of gross loans. Management considers the allowance for loan losses to be adequate and sufficient to absorb possible future losses; however, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses or that additional provisions to the allowance will not be required.

The Company has a $6.0 million line of credit of which $3.5 million has been drawn. In order to satisfy the capital requirements detailed in the Agreement, an additional amount of approximately $1.2 million will be drawn from the line of credit and injected into CNB St. Marys' capital accounts by June 30, 2002, leaving the Company with approximately $1.3 million in borrowing capacity under current arrangements. Under the terms of the line of credit, the above $1.3 million may be utilized by the Company for any corporate purpose, including the injection of capital into a subsidiary Bank.

The Company cautions readers of this report that any forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from those expressed or implied by such forward-looking statements. Although the Company's management believes that its expectations of future performance are based on reasonable assumptions within the bounds of its knowledge of the Company's business and operations, there can be no assurance that actual results will not differ materially from their expectations.

PART II - OTHER INFORMATION
Item 1.	Legal Proceedings.
There are no material pending legal proceedings to which the Company or the subsidiary Banks are a party or of which any of their property is the subject.
Item 2.	Changes in Securities.
(a) (b)	None. None.
Item 3.	Defaults Upon Senior Securities.
None.
Item 4.	Submission of Matters to a Vote of Security Holders.
None.
Item 5.	Other Information.
None.
Item 6.	Exhibits and Reports on Form 8-K.
(a)	Exhibits: None
(b)	Reports on Form 8-K Registrant filed no reports on Form 8-K during the quarter ended March 31, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 14, 2001	Community National Bancorporation (Registrant) By: /S/ T. Brinson Brock T. Brinson Brock President and Chief Executive Officer (Principal Executive, Financial and Accounting Officer)