Form 10QSB
period 2002-06-30
COMMUNITY NATIONAL BANCORPORATION
filed 2002-08-13
CIK 855386

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

___________________________________________

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002.

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

Common stock, no par value per share, 2,011,495 shares outstanding as of August 12, 2002.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

COMMUNITY NATIONAL BANCORPORATION
ASHBURN, GEORGIA
Consolidated balance Sheets
ASSETS
	June 30, 2002 (Unaudited)	December 31, 2001 (Unaudited)

Cash and due from banks
Interest bearing deposits in other banks
Federal funds sold
TOTAL CASH AND CASH EQUIVALENTS
Securities:
Available for sale, at fair values
Loans, net
Property and equipment, net
Other real estate owned
Goodwill, net
Other assets
Total Assets

	$ 6,453,426 - - 8,124,000 $14,577,426 20,534,837 211,577,443 6,000,715 401,224 1,719,130 5,169,624 $259,980,399	$7,117,171 396,000 17,008,000 $24,521,171 15,310,229 200,733,712 6,273,911 845,881 1,719,130 5,763,568 $255,167,602
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities: Deposits Non-interest bearing deposits Interest bearing deposits Total deposits Note payable FHLB borrowings Other liabilities Total liabilities	$ 15,382,522 213,622,465 $229,004,987 5,042,000 6,000,000 1,695,107 $241,742,094	$ 16,823,186 215,557,345 $232,380,531 2,992,000 - - 1,417,193 $236,789,724
Commitments and contingencies

Shareholders' Equity:
Common stock, no par value, 50,000,000
shares authorized, 1,938,381 (6/02) and
1,932,381 (12/01) shares issued and outstanding
Retained earnings
Treasury stock
Unrealized gain on securities, net
Total Shareholders' Equity
Total liabilities and shareholders' equity

	$11,224,734 6,826,575 (26,970) 193,966 18,238,305 $259,980,399	$11,224,734 7,092,559 (26,970) 87,555 $18,377,878 $255,167,602

Refer to notes to the consolidated financial statements.

COMMUNITY NATIONAL BANCORPORATION
ASHBURN, GEORGIA
Consolidated Statements of Income
for the three months ended
June 30,
	2002	2001
Interest income Interest expense Net interest income	$4,802,545 2,328,219 2,474,326	$5,879,825 2,938,188 $2,941,637
Provisions for possible loan losses	1,042,000	370,000
Net interest income after provisions for possible loan losses	1,432,326	2,571,637
Other income: Service charges Other fees Gain on sale of securities Total other income	367,649 120,778 7,196 495,623	$310,357 63,646 - - $374,003

Salaries and benefits
Advertising and business development
Repairs and maintenance
Depreciation and amortization
Legal and professional
Data processing
Regulatory fees and assessments
Other operating expenses
Total operating expenses

	1,029,381 63,046 79,115 143,247 65,431 94,386 34,758 618,473 2,127,837	845,337 46,219 54,451 191,212 84,298 96,203 27,684 637,424 $1,982,828
Net income before taxes Provision for income taxes	(199,888) (123,306)	962,812 347,500
Net income after taxes	$ (76,582)	$ 615,312
Basic income per share	$ (0.04)	$ .34
Diluted income per share	$ (0.04)	$ .31

Refer to notes to the consolidated financial statements.

COMMUNITY NATIONAL BANCORPORATION
ASHBURN, GEORGIA
Consolidated Statements of Income
for the six months ended
	June 30,
	2002	2001
Interest Income Interest expense Net interest income	$9,716,245 4,903,869 4,812,376	$11,027,534 5,763,720 5,263,814
Provisions for possible loan losses	1,792,000	680,000
Net interest income after provisions for possible loan losses	3,020,376	4,583,814
Other income Service charges Other fees Total other income	703,007 198,059 9,459 910,525	598,439 139,137 - - 737,576

Salaries and benefits
Advertising and business development
Repairs and maintenance
Depreciation and amortization
Legal and professional
Data processing
Regulatory fees and assessments
Other operating expenses
Total other expenses

	2,067,276 118,221 140,021 286,494 140,487 195,106 65,302 970,533 3,983,440	1,701,927 103,397 120,556 317,012 130,300 172,288 56,875 988,941 3,591,296
Net income before taxes Provision for income taxes	(52,539) 20,545	1,730,094 614,000
Net income after taxes	$(73,084)	$1,116,094
Basic income per share	$ (.04)	$ .61
Diluted income per share	$ (.04)	$ .57

Refer to notes to the consolidated financial statements.

COMMUNITY NATIONAL BANCORPORATION
ASHBURN, GEORGIA
Consolidated Statements of Cash Flows
(Unaudited)
	For the six-month period Ended June 30,
	2002	2001
Cash flows from operating activities	$2,686,795	$2,902,841

Cash flows from investing activities:
Decrease in Other Real Estate Owned
Purchased of fixed assets
Sale of securities, AFS
Purchase of securities, AFS
Maturity and paydowns, AFS
(Increase) in loans, net
Net cash used in investing activities

	$ 444,657 (13,298) 1,982,500 (11,060,224) 4,150,000 (12,635,731) (17,132,096)	$ - - (469,814) - - (3,577,308) 3,030,000 (38,512,059) $(39,529,181)
Cash flows from financing activities: Increase in borrowings (Decrease) in deposits Payment of cash dividends Sale of treasury stock Exercise of warrants Net cash provided by financing activities	8,050,000 (3,375,544) (192,900) - - 20,000 4,501,556	5,150,000 27,481,613 (182,116) 26,941 - - 32,476,438
Net decrease in cash and cash equivalents Cash and cash equivalents, beginning of period Cash and cash equivalents, end of period	(9,943,745) 24,521,171 $14,577,426	(4,149,902) 15,892,968 11,743,066

Refer to notes to the consolidated financial statements.

COMMUNITY NATIONAL BANCORPORATION
ASHBURN, GEORGIA
Consolidated Statements of Changes in Shareholders' Equity (Unaudited)
for the six-month periods ended June 30, 2001 and 2002
			Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income
	Common Stock Shares	Treasury Stock				Total
Balance December 31, 2000	1,823,507	$(26,941)	$10,861,822	$6,957,865	$(49,372)	$17,743,374
Comprehensive Income: Net income, six-month period ended June 30, 2001	- -	- -	- -	1,116,094	- -	1,116,094
Net unrealized gain on securities, six-month period ended June 30, 2001	- -	- -	- -	- -	160,004	160,004
Total comprehensive income	- -	- -	- -	1,116,094	160,004	1,276,098
Sale of treasury stock	- -	26,941	- -	- -	- -	26,941
Less: Distribution of dividends	- -	- -	- -	(182,116)	- -	(182,116)
Balance, June 30, 2001	1,823,507	$ - -	$10,861,822	$7,891,843	$110,632	$18,864,297
Balance, December 31, 2001	1,932,381	$(26,970)	$11,224,734	$7,092,559	$87,555	$18,377,848
Exercise of stock warrants	6,000	- -	20,000	- -	- -	20,000
Comprehensive Income: Net Loss, six-month period ended June 30, 2002	- -	- -	- -	(73,084)	- -	(73,084)
Net unrealized gain on securities, six-month period ended June 30, 2002	- -	- -	- -	- -	106,411	106,411
Total comprehensive income	- -	- -	- -	(73,084)	106,411	33,327
Less: Distribution of dividends	- -	- -	- -	(192,900)	- -	(192,900)
Balance, June 30, 2002	1,938,181	$(26,970)	$11,244,734	$6,826,575	$193,966	#18,238,305

Refer to notes to the consolidated financial statements.

Note 1 - Basis of Presentation

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month and six-month periods ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. These statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in Form 10-KSB for the year ended December 31, 2001.

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

Item 2 - Management Discussion and Analysis of Financial Condition and Results of Operation.

Liquidity and sources of capital

Community National Bancorporation (the "Company") was organized in August, 1989 and began banking operations through its wholly owned subsidiary, CNB Ashburn, on August 6, 1990. Since then, CNB Ashburn established three additional branches and has total assets approximating $175.1 million at June 30, 2002. During 1999, the Company sold additional stock for approximately $4.0 million, utilizing the proceeds to establish another subsidiary, CNB St. Marys, which began operations in October, 1999. On June 30, 2002, CNB St. Marys had total assets amounting to $51.6 million. On February 24, 2000, the Company acquired FNB Tarpon Springs which, as of June 30, 2002, had total assets approximating $31.4 million.

The Company opened for business in 1990 with $3.4 million in its capital accounts. By June 30, 2002, the capital accounts had increased to $18.2 million through the sale of additional stock and through retained earnings. As evidenced by the table below, based on regulatory guidelines, all three subsidiary banks exceed the minimum guidelines for well capitalized banks.

Bank	Leverage Ratio	Minimum Regulatory Guidelines	Risk Weighted Ratio	Minimum Regulatory Guidelines
CNB Ashburn CNB St. Marys FNB Tarpon Spgs	7.6% 8.5% 8.6%	4.0% 4.0% 4.0%	10.2% 12.0% 13.9%	8.0% 8.0% 8.0%

During the six-month period ended June 30, 2002, the Company increased its borrowings by $2,050,000 to $5,042,000. Of the $2,050,000 increase, $1,550,000 was utilized to supplement CNB St. Marys' capital accounts, and the remaining $500,000 was injected as capital into FNB Tarpon Springs. The capital injections were necessary because both banks suffered significant loan losses. For the six-month period ended June 30, 2002, net (losses) at CNB St. Marys and FNB Tarpon Springs amounted to $(878,847) and $(236,060), respectively. CNB Ashburn, the Company's other subsidiary bank reported a profit of $941,517 for the six-month period ended June 30, 2002.

During the six-month period ended June 30, 2002, total assets increased by $4.8 million to $260.0 million, representing an annualized growth rate of 3.7%. During the six-month period ended June 30, 2002, cash and cash equivalents decreased by $10.0 million to $14.6 million, securities increased by $5.2 million to $20.5 million, loans increased by $10.9 million to $211.6 million, and all other assets, including goodwill and property and equipment, decreased by $1.3 million to $13.3 million. To fund the above growth, borrowings, including borrowing from the Federal Home Loan Bank, increased by $8.0 million to $11.0 million, and other liabilities increased by $.3 million to $1.7 million; the capital accounts decreased by $.1 million to $18.2 million, and deposits decreased by $3.4 million to $229.0 million.

Liquidity is the Company's ability to meet all deposit withdrawals immediately, while also providing for the credit needs of customers. The June 30, 2002 financial statements evidence a satisfactory liquidity position as total cash and cash equivalents amounted to $14.6 million, representing 5.6% of total assets. Investment securities amounted to $20.5 million, representing 7.9% of total assets; these securities provide a secondary source of liquidity since they can be converted into cash in a timely manner. The Banks are members of the Federal Reserve System and are maintaining relationships with several correspondent banks and, thus, could obtain funds on short notice. The Company's management closely monitors and maintains appropriate levels of interest earning assets and interest bearing liabilities, so that maturities of assets are such that adequate funds are provided to meet customer withdrawals and loan demand. With the exception of the Agreement entered into between CNB St. Marys and the OCC, the bank's primary regulator, the Company is not aware of any trends, demands, commitments, events or uncertainties that will result in or are reasonably likely to result in its liquidity increasing or decreasing in any material way. The Agreement is described in the Company's 10-QSB filed with the Securities and Exchange Commission for the period ended March 31, 2002. Management believes that CNB St. Marys is in substantial compliance with the Agreement.

Results of Operations

For the three-month period ended June 30, 2002, net (loss) amounted to $(76,582), or $(.04) per diluted share. For the three-month periods ended June 30, 2001, net income amounted to $615,312, or $.31 per diluted share. Earnings decreased significantly when comparing the three-month period ended June 30, 2002 with the three-month period ended June 30, 2001 largely due to the following factors:

(i) During the three-month period ended June 30, 2002, two of three subsidiary banks experienced significant losses. CNB St. Marys and FNB Tarpon Springs reported net (losses) of approximately $(621,000) and $(46,000), respectively. These losses were triggered by heavy loan losses. The third subsidiary bank, CNB Ashburn, reported a net income of approximately $416,000 and was generally in line with its average performance over the past year. Due to the heavy loan losses experienced at two of the three bank subsidiaries, the provision for loan losses (an expense item) increased from $370,000 for the three-month period ended June 30, 2001 to $1,042,000 for the three-month period ended June 30, 2002, an increase of $672,000.

(ii) From June 30, 2001 through June 30, 2002, earning assets increased from $223.8 million to $244.4 million, an increase of 9.2%. Despite the above increase, however, net interest income decreased from approximately $2.9 million for the three-month period ended June 30, 2001 to $2.5 million for the three-month period ended June 30, 2002, a decline of 18.9%. The decrease in net interest income during the three-month period ended June 30, 2002 when compared to the three-month period ended June 30, 2001 resulted from the fact that the decline in the yield on earning assets outpaced the decline in the cost of funds.

For the six-month period ended June 30, 2002, net (loss) amounted to $(73,084), or $(.04) per diluted share. By comparison, for the six-month period ended June 30, 2001, net income amounted to $1,116,094, or $.57 per diluted share. Below is a more detailed discussion concerning results of operations for the six-month periods ended June 30, 2002 and 2001.

  Earning assets have increased from $223.8 million at June 30, 2001 to $244.4 million at June 30, 2002. Despite the increase, however, net interest income, which represents the difference between interest received on interest earning assets and interest paid on interest bearing liabilities, decreased from $5,263,814 to $4,812,376 for the same period one year later, representing a decline $451,438, or 8.6%.

  Net yield on earning assets decreased from 5.11% for the six-month period ended June 30, 2001 to 3.94% for the six-month period ended June 30, 2002. The reason for the decrease in the net yield on earning assets is due to the fact that the yield on earning assets declined by 275 basis points, from 10.70% for the six-month period ended June 30, 2001 to 7.95% for the six-month period ended June 30, 2002, while the cost of funds declined by only 140 basis points, from 5.76% for the six-month period ended June 30, 2001 to 4.36% for the six-month period ended June 30, 2002. The decline in the net yield on earning assets for the six-month period ended June 30, 2002 when compared to the six-month period ended June 30, 2001 is due to the following:

    To combat the weakening economy, the Federal Reserve Board has steadily lowered interest rates to attract both businesses and individuals alike to borrow money and jump-start the economy. The Company, in order to remain competitive, reduced its rates along with its competitors.

    Because the Company is asset-sensitive (as opposed to liability-sensitive), the rates it charges borrowers on its assets dropped faster than the rates it pays depositors on its liabilities, resulting in a lower net yield on earning assets.

    To lower the risk profile of its assets, and thus improve the quality of its assets, the Company has moved towards a more conservative credit underwriting criteria. In order to improve its overall asset quality, the Company was willing to accept lower yields on its assets, thus reducing the net yield on earning assets.

  Other income increased from $737,576 for the six-month period ended June 30, 2001 to $910,525 for the six-month period ended June 30, 2002. The above increase of $172,949 represents a 23.4% improvement. This increase is primarily due to increased activity in transactional accounts due to a higher deposit base, as well as to increases in the fee structure. As a percent of total assets, other income increased from .62% for the six-month period ended June 30, 2001 to .70% for the six-month period ended June 30, 2002.

  Other operating expenses increased from $3,591,296 for the six-month period ended June 30, 2001 to $3,983,440 for the six-month period ended June 30, 2002. The above increase amounting to $392,144 represents an increase of 10.9%. The primary reason for the increase is due to an increase in personnel expense. As a percent of total assets, other operating expenses increased slightly from 3.02% for the six-month period ended June 30, 2001 to 3.06% for the six-month period ended June 30, 2002.

  Provision for loan losses (an expense item) for the six-month periods ended June 30, 2002 and 2001 amounted to $1,792,000 and $680,000, respectively. This represents an increase of $1,112,000, or 163.5%. This increase in an expense item is the primary contributor to the significant decline in earnings for the six-month period ended June 30, 2002 when compared to the six-month period ended June 30, 2001. The heavy provision in the amount of $1,792,000 was necessary because net charge-offs for the six-month period ended June 30, 2002 amounted to $1,865,422.

At June 30, 2002, the allowance for loan losses amounted to approximately $4.2 million, or 1.94% of gross loans. At December 31, 2001, the allowance amounted to approximately $4.3 million, or 2.07% of gross loans. Management considers the allowance for loan losses to be adequate and sufficient to absorb possible future losses; however, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses or that additional provisions to the allowance will not be required.

As discussed earlier, the Company increased its borrowings by $2,050,000 in order to supplement the capital accounts of two of its three subsidiary banks. Of the $6.0 million line of credit, the Company utilized $5,042,000, leaving $958,000 in additional borrowing capacity.

With respect to the above line of credit (the "LOC"), as of June 30, 2002, the Company was in violation of several negative covenants imposed by the lender because: (i) the Company's capital was below $18.8 million; (ii) the Company's return on average assets was less than .60% on an annualized basis; and (iii) net charge-offs at CNB St. Marys were more than .75% of average loans. These items were discussed with the lender, and, as of the date of this Report, no action has either been taken or proposed by the lender. It is noted that one of the remedies that is available to the lender is to declare the LOC due and payable. Management is engaged in efforts to refinance the LOC with another lender. There is no assurance, however, that such efforts will be successful.

An examination of the financial condition (Safety and Soundness) of FNB Tarpon Springs was conducted by the OCC, the bank's primary regulator, during the second calendar quarter of 2002. The OCC cited several weaknesses and violations. Also during the examination, the Bank's CEO announced his resignation in order to pursue employment at an unrelated financial institution operating outside of any of the Company's banking markets. Because of the weaknesses and violations and the void in leadership caused by the CEO's departure, the OCC found the overall condition of FNB Tarpon Springs to be unsatisfactory. Representatives of the OCC indicated that the OCC may impose a Formal Agreement on FNB Tarpon Springs.

With the exception of the items discussed above, the Company is not aware of any current recommendation by the regulatory authorities which, if they were to be implemented, would have a material effect on the Company's liquidity, capital resources, or results of operations.

The Company cautions readers of this report that such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from those expressed or implied by such forward-looking statements. Although the Company's management believes that their expectations of future performance are based on reasonable assumptions within the bounds of their knowledge of their business and operations, there can be no assurance that actual results will not differ materially from their expectations.

PART II - OTHER INFORMATION
Item 1.	Legal Proceedings.
There are no material pending legal proceedings to which the Company or the subsidiary Banks are a party or of which any of their property is the subject.
Item 2.	Changes in Securities.
(a)	On June 24, 2002, one individual exercised 6,000 stock warrants for a total aggregate price of $20,000.
(b)	None.
Item 3.	Defaults Upon Senior Securities.
None.
Item 4.	Submission of Matters to a Vote of Security Holders.

The 2002 Annual Meeting of Shareholders of the Company was held on May 22, 2002. The following table sets forth the name of each individual elected at the 2002 Annual Meeting to serve a three-year term as a Class III director, and the results of voting with respect to each director:

	Bobby Y. Franklin Benjamin E. Walker Jimmie Ann Ward Freddie Weston	Votes For 1,099,342 1,167,831 1,168,331 1,167,831	Votes Withheld 69,489 1,000 500 500

No other matters were presented or voted on at the Annual Meeting.

The following persons did not stand for reelection at the 2002 Annual Meeting of Shareholders as their term of office continued after the Annual Meeting: T. Brinson Brock, Sr., Willis R. Collins, Gene Crawford, Benny W. Denham, Lloyd G. Ewing, Grady E. Moore, Ruth W. Raines, Joe Sheppard, Don Crews.

Item 5.	Other Information.
None.
Item 6.	Exhibits and Reports on Form 8-K.
(a)	Exhibits: 99.1 - Certification Pursuant to 18 U.S.C. Section 1350 As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
(b)	Reports on Form 8-K. Registrant filed a report on Form 8-K on June 12, 2002, disclosing the election of Theron G. Reed as President and Chief Executive Officer.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 12, 2002	Community National Bancorporation (Registrant) By: /S/ Theron G. Reed Theron G. Reed President and Chief Executive Officer