Form 10QSB
period 2002-09-30
COMMUNITY NATIONAL BANCORPORATION
filed 2002-11-13
CIK 855386

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

___________________________________________

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002.

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

Yes	X	No	___

APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date.

Common stock, no par value per share, 2,011,495 shares outstanding as of November 13, 2002.

PART I - FINANCIAL INFORMATION
Item 1	Financial Statements

COMMUNITY NATIONAL BANCORPORATION
ASHBURN, GEORGIA
Consolidated Balance Sheets
ASSETS
	September 30, 2002 (Unaudited)	December 31, 2001 (Unaudited)

Cash and due from banks
Interest bearing deposits in other banks
Federal funds sold
Total cash and cash equivalents
Securities:
Available for sale, at fair values
Loans, net
Property and equipment, net
Other real estate owned
Goodwill, net
Other assets
Total Assets

	$ 6,120,332 - - 14,247,000 $20,367,332 17,175,520 209,832,006 5,628,537 627,297 1,719,130 5,463,685 $260,813,507	$7,117,171 396,000 17,008,000 $24,521,171 15,310,229 200,733,712 6,273,911 845,881 1,719,130 5,763,568 $255,167,602
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities: Deposits Non-interest bearing deposits Interest bearing deposits Total deposits Note payable FHLB borrowings Other liabilities Total liabilities	$ 12,814,150 214,830,973 $227,645,123 5,042,000 8,000,000 1,424,609 $242,111,732	$ 16,823,186 215,557,345 $232,380,531 2,992,000 - - 1,417,193 $236,789,724
Commitments and contingencies

Shareholders' Equity:
Common stock, no par value, 50,000,000
shares authorized, 2,011,495 (9/02) and
1,932,381 (12/01) shares issued and outstanding
Retained earnings
Treasury stock
Unrealized gain on securities, net
Total Shareholders' Equity
Total liabilities and shareholders' equity

	$11,488,452 6,969.943 (26,970) 270,350 18,701,775 $260,813,507	$11,224,734 7,092,559 (26,970) 87,555 $18,377,878 $255,167,602

Refer to notes to the consolidated financial statements.

COMMUNITY NATIONAL BANCORPORATION
ASHBURN, GEORGIA
Unaudited Consolidated Statements of Income
for the three months ended
	September 30,
	2002	2001
Interest income Interest expense Net interest income	$4,710,044 2,321,376 $2,388,668	$5,508,616 3,008,173 $2,500,443
Provisions for possible loan losses	680,000	865,500
Net interest income after provisions for possible loan losses	$1,708,668	$1,634,943
Service charges on deposit accounts Other income Total other income	$338,964 124,274 $463,238	$330,046 139,278 $469,324

Salaries and benefits
Advertising and business development
Repairs and maintenance
Depreciation and amortization
Legal and professional
Data processing
Regulatory fees and assessments
Other operating expenses
Total operating expenses

	$951,749 60,629 70,929 176,305 287,101 113,311 71,177 277,515 2,008,716	$878,358 31,800 69,172 159,782 74,672 87,375 2,807 441,548 $1,745,514
Net income before taxes Provision for income taxes	$163,190 19,822	$358,753 169,868
Net income after taxes	$143,368	$188,885
Basic income per share	$ 0.07	$ .10
Diluted income per share	$ 0.07	$ .09

Refer to notes to the consolidated financial statements.

COMMUNITY NATIONAL BANCORPORATION
ASHBURN, GEORGIA
Unaudited Consolidated Statements of Income
for the nine months ended
September 30,
	2002	2001
Interest Income Interest expense Net interest income	$14,426,289 7,225,245 $7,201,044	$16,536,150 8,771,893 $7,764,257
Provisions for possible loan losses	2,472,000	1,545,500
Net interest income after provisions for possible loan losses	$4,729,044	$6,218,757
Service charges on deposit accounts Gain on sale of securities Other income Total other income	$1,041,971 9,459 322,333 $1,373,763	$928,485 - - 278,415 $1,206,900

Salaries and benefits
Advertising and business development
Repairs and maintenance
Depreciation expense
Legal and professional
Data processing
Regulatory fees and assessments
Other operating expenses
Total other expenses

	$3,019,025 178,850 210,950 462,799 427,588 308,417 136,479 1,248,048 $5,992,156	$2,580,285 135,197 189,728 476,794 204,972 259,663 59,682 1,430,489 $5,336,810
Net income before taxes Provision for income taxes	110,651 $ 40,367	$2,088,847 783,868
Net income after taxes	$ 70,284	$ 1,304,979
Basic income per share	$ .03	$ .71
Diluted income per share	$ .03	$ .66

Refer to notes to the consolidated financial statements.

COMMUNITY NATIONAL BANCORPORATION
ASHBURN, GEORGIA
Unaudited Consolidated Statements of Cash Flows
for the three quarters ended
	September 30,
	2002	2001
Cash flows from operating activities	$3,057,610	$2,873,247
Cash flows from investing activities:
Decrease in other real estate owned	$218,584	$(765,983)
Securities, available-for-sale:
Sale of securities	1,982,500	- -
Purchase of securities	(11,060,224)	(5,012,308)
Maturity and paydowns	7,650,000	4,770,000
(Increase) in loans, net	(11,570,294)	(44,160,744)
(Purchase)/sale of property and equipment	182,575	(482,771)
Net cash used in investing activities	$(12,596,859)	$(45,651,806)
Cash flows from financing activities:
Increase in borrowings	$2,050,000	$3,250,000
(Decrease) in customer deposits	(4,735,408)	42,226,003
Sale of treasury stock	- -	26,941
Increase in borrowings	8,000,000	- -
Payment of cash dividends	(192,900)	(182,116)
Exercise of stock warrants/options	263,718	334,912
Net cash provided from financing activities	$5,385,410	$45,655,740
Net (decrease) in cash and cash equivalents	$(4,153,839)	$2,877,181
Cash and cash equivalents, beginning of period	24,521,171	15,892,968
Cash and cash equivalents, end of period	$20,367,332	$18,770,149

Refer to notes to the consolidated financial statements.

COMMUNITY NATIONAL BANCORPORATION
ASHBURN, GEORGIA
Consolidated Statements of Changes in Shareholders' Equity (Unaudited)
for the nine-month periods ended September 30, 2001 and 2002
	Common Stock		Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income
	Shares	Amount				Total
Balance, December 31, 2000	1,823,507	$10,834,881	$- -	$6,957,865	$(49,372)	$17,743,374
Stock warrants exercised	84,634	282,165	- -	- -	- -	282,165
Stock options exercised	15,840	52,747	- -	- -	- -	52,747
Sale of treasury stock	- -	26,941	- -	- -	- -	26,941
Comprehensive Income:
Net income, nine-month period ended September 30, 2001	- -	- -	- -	1,304,979	- -	1,304,979
Net unrealized gains on securities, nine-month period ended September 30, 2001	- -	- -	- -	- -	232,076	232,076
Total comprehensive income	- -	- -	- -	1,304,979	232,076	1,537,055
Less: Distribution of dividends	- -	- -	- -	(182,116)	- -	(182,116)
Balance, September 30, 2001	1,923,981	$11,196,734	- -	$8,080,728	$182,704	$19,460,166
Balance, December 31, 2001	1,932,381	$11,224,734	$(26,970)	$7,092,559	$87,555	$18,377,878
Stock warrants exercised	73,834	246,114	- -	- -	- -	246,114
Stock options exercised	5,280	17,604	- -	- -	- -	17,604
Comprehensive Income:
Net income, nine-month period ended September 30, 2002	- -	- -	- -	70,284	- -	70,284
Net unrealized gain on securities, nine-month period ended September 30, 2002	- -	- -	- -	- -	182,795	182,795
Total comprehensive income	- -	- -	- -	70,284	182,795	253,079
Less: Distribution of dividends	- -	- -	- -	(192,900)	- -	(192,900)
Balance, September 30, 2002	2,011,495	$11,488,452	$(26,970)	$6,969,943	$270,350	$18,701,775

Refer to notes to the consolidated financial statements.

COMMUNITY NATIONAL BANCORPORATION
ASHBURN, GEORGIA
Notes to Financial Statements (Unaudited)
September 30, 2002

Note 1	Basis of Presentation

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month and nine-month periods ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. These statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in Form 10-KSB for the year ended December 31, 2001.

Note 2	Organization of the Business

Community National Bancorporation, Ashburn, Georgia (the "Company") was organized in August, 1989 to serve as a holding company for a then proposed de novo bank, Community National Bank, Ashburn, Georgia ("CNB Ashburn"). CNB Ashburn opened for business in August, 1990. During 1998, the Company sold and issued 400,000 shares of its common stock at $10.00 per share. This public offering yielded approximately $4.0 million, all of which was invested during 1999 in a de novo bank, Cumberland National Bank, St. Marys, Georgia ("CNB St. Marys"). On February 24, 2000, the Company acquired Tarpon Financial Corporation and its 100% owned subsidiary bank, First National Bank, Tarpon Springs, Florida ("FNB Tarpon Springs"). The above acquisition was effected through both the exchange of shares and the payment of cash. CNB Ashburn, CNB St. Marys and FNB Tarpon Springs (collectively, "the Banks") were chartered by and are currently regulated by the Office of the Comptroller of the Currency (the "OCC"). The Banks are primarily engaged in the business of obtaining deposits and providing commercial, consumer and real estate loans to the general public. Bank deposits are each insured up to $100,000 by the Federal Deposit Insurance Corporation (the "FDIC") subject to certain limitations imposed by the FDIC.

Note 3	Recent Accounting Pronouncements

Statement of Financial Accounting Standards No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13 and Technical Corrections" ("FASB 145") updates and clarifies certain existing accounting pronouncements. FASB Statements No. 4 and 64 require all gains and losses arising from the extinguishment of debt to be aggregated and classified as extraordinary items, net of tax effect. FASB No. 145 provides additional guidance in classifying gains and losses arising from the extinguishment of debt. FASB Statement No. 44 establishes accounting requirements for the effects of transition to the provisions of the Motor Carrier Act of

1980. Because the transition has been completed, FASB Statement No. 44 is no longer necessary. FASB Statement No. 145 amends FASB Statement No. 13 and requires that certain lease modifications that have economic effects similar to those of sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. FASB 145 also makes a few technical corrections to existing pronouncements. FASB 145 is effective for transactions occurring after May 15, 2002. The adoption of FASB 145 by the Company did not have a material impact on the Company's financial position or results of operations.

Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("FASB 146") addresses financial accounting and reporting for costs associated with exit or disposal activities. FASB 146 nullifies Emerging Issues Task Force Issue No. 94-3 because FASB 146 requires that liabilities assumed for costs associated with an exit or disposal activity be recognized when such liabilities are incurred rather than when the entity commits to an exit plan. FASB 146 is effective for transactions initiated after December 31, 2002. The adoption of FASB 146 by the Company is not expected to have a material impact on the Company's financial position or results of operations.

Statement of Financial Accounting Standards No. 147, "Acquisition of Certain Financial Institutions" (FASB "147") provides guidance on accounting for the acquisition of certain financial institutions. FASB 147 addresses and resolves inconsistencies between FASB Statements No. 72 and 142. The provisions of FASB 147 are effective after September 30, 2002. The adoption of FASB 147 by the Company is not expected to have a material impact on the Company's financial position or results of operations.

Item 2.	Management Discussion and Analysis of Financial Condition and Results of Operation.

This quarterly report contains forward-looking statements and information relating to our subsidiaries and us. The words "believes," "expects," "may," "will," "should," "projects," "contemplates," "anticipates," "forecasts," "intends" or similar terminology identify forward-looking statements. These statements reflect management's beliefs and assumptions, and are based on information currently available to management. Because these statements reflect the current views of management concerning future events, they involve risks, uncertainties and assumptions, including the risk that unanticipated changes in the interest rate environment could reduce our margins, competition or general economic conditions could be worse than we expect, and legislative or regulatory changes could adversely affect our business. Actual results may differ significantly from the results discussed in the forward-looking statements. We undertake no obligation to update publicly any forward-looking statement for any reason, even if new information becomes available.

Liquidity and sources of capital

Community National Bancorporation (the "Company") was organized in August, 1989 and began banking operations through its wholly owned subsidiary, CNB Ashburn, on August 6, 1990. Since then, CNB Ashburn established three additional branches and has total assets approximating $173.4 million at September 30, 2002. During 1999, the Company sold additional stock for approximately $4.0 million, utilizing the proceeds to establish another subsidiary, CNB St. Marys, which began operations in October, 1999. On September 30, 2002, CNB St. Marys had total assets amounting to $56.7 million. On February 24, 2000, the Company acquired FNB Tarpon Springs which, as of September 30, 2002, had total assets approximating $29.6 million.

The Company opened for business in 1990 with $3.4 million in its capital accounts. By September 30, 2002, the capital accounts had increased to $18.7 million through the sale of additional stock and through retained earnings. As evidenced by the table below, based on regulatory guidelines, all three subsidiary banks exceed the minimum guidelines for well capitalized banks.

Bank	Leverage Ratio	Minimum Regulatory Guidelines	Risk Weighted Ratio	Minimum Regulatory Guidelines
CNB Ashburn CNB St. Marys FNB Tarpon Spgs	7.6% 8.8% 9.1%	4.0% 4.0% 4.0%	10.3% 12.3% 15.2%	8.0% 8.0% 8.0%

During the nine-month period ended September 30, 2002, the Company increased its borrowings by $2,050,000 to $5,042,000. Of the $2,050,000 increase, $1,550,000 was utilized to supplement CNB St. Marys' capital accounts, and the remaining $500,000 was injected as capital into FNB Tarpon Springs. The capital injections were necessary because in calendar year 2002 both banks suffered significant loan losses. For the nine-month period ended September 30, 2002, net (losses) at CNB St. Marys and FNB Tarpon Springs amounted to $(903,789) and $(211,176), respectively. CNB Ashburn, the Company's other subsidiary bank reported a profit of $1,176,710 for the nine-month period ended September 30, 2002.

During the nine-month period ended September 30, 2002, total assets increased by $5.6 million to $260.8 million, representing an annualized growth rate of 3.0%. During the nine-month period ended September 30, 2002, cash and cash equivalents decreased by $4.1 million to $20.4 million, securities increased by $1.9 million to $17.2 million, loans increased by $9.1 million to $209.8 million, and all other assets, including goodwill and property and equipment, decreased by $1.3 million to $13.4 million. To fund the above growth, borrowings, including borrowing from the Federal Home Loan Bank, increased by $10.0 million to $13.0 million; the capital accounts increased by $.3 million to $18.7 million, and deposits decreased by $4.7 million to $227.6 million. Other liabilities remained constant at $1.4 million.

Liquidity is the Company's ability to meet all deposit withdrawals immediately, while also providing for the credit needs of customers. The September 30, 2002 financial statements evidence a satisfactory liquidity position as total cash and cash equivalents amounted to $20.4 million, representing 7.8% of total assets. Investment securities amounted to $17.2 million, representing 6.6% of total assets; these securities provide a secondary source of liquidity since they can be converted into cash in a timely manner. The Banks are members of the Federal Reserve System and are maintaining relationships with several correspondent banks and, thus, could obtain funds on short notice. The Company's management closely monitors and maintains appropriate levels of interest earning assets and interest bearing liabilities, so that maturities of assets are such that adequate funds are provided to meet customer withdrawals and loan demand. With the exception of the Formal Agreements entered into between CNB St. Marys and the OCC, and FNB Tarpon Springs and the OCC, the Company is not aware of any trends, demands, commitments, events or uncertainties that will result in or are reasonably likely to result in its liquidity increasing or decreasing in any material way. The Formal Agreement between CNB St. Marys and the OCC is described in the Company's 10-QSB filed with the Securities and Exchange Commission for the period ended March 31, 2002. Management believes that CNB St. Marys is in substantial compliance with the Agreement.

With respect to the Formal Agreement between FNB Tarpon Springs and the OCC, dated August 28, 2002, FNB Tarpon Springs is required to fill the position of President with a permanent, non-interim appointee. FNB Tarpon Springs is also required to commission a study with respect to its management and board supervision, management structure, staffing needs and prepare job descriptions for all senior officers. The Formal Agreement also requires FNB Tarpon Springs to maintain certain capital ratios and to develop a three-year capital plan, as well as a three-year strategic plan. FNB Tarpon Springs is also required to design a program to improve loan administration and to purchase loan participations only after performing detailed and independent analysis. Weaknesses were also noted in the internal control program as well as in FNB Tarpon Springs' information systems, both of which must be upgraded. Lastly, FNB Tarpon Springs is required to undertake a program that would reduce or eliminate all criticized assets and ensure that the allowance for loan losses is adequate. Management believes that FNB Tarpon Springs is in substantial compliance with the Formal Agreement.

Results of Operations

For the three-month period ended September 30, 2002, net income amounted to $143,368, or $.07 per diluted share. For the three-month periods ended September 30, 2001, net income amounted to $188,885, or $.09 per diluted share. The reduction in earnings when comparing the three-month period ended September 30, 2002 with the three-month period ended September 30, 2001 is largely due to the following factors:

(i) Net overhead expense, defined as operating expenses less non-interest income, grew by approximately $269,000, or 21.1%, while assets grew by only 3.9%, suggesting that operating efficiencies have weakened. Management has indicated that the added costs of complying with the two Formal Agreements has had a significant impact on the results of the Company's operations. For example, in addition to the direct costs incurred in complying with the Formal Agreements, other costs, such as FDIC insurance, have also risen.

(ii) From September 30, 2001 through September 30, 2002, earning assets increased from $231.3 million to $241.3 million, an increase of 4.3%. Despite the increase, however, net interest income decreased from approximately $2.5 million for the three-month period ended September 30, 2001 to $2.4 million for the three-month period ended September 30, 2002, a decline of 4.5%. The decrease in net interest income resulted from the fact that the decline in the yield on earning assets outpaced the decline in the cost of funds.

For the nine-month period ended September 30, 2002, net income amounted to $70,284, or $.04 per diluted share. By comparison, for the nine-month period ended September 30, 2001, net income amounted to $1,304,979, or $.66 per diluted share. Below is a more detailed discussion concerning results of operations for the nine-month periods ended September 30, 2002 and 2001.

  Earning assets have increased from $231.3 million at September 30, 2001 to $241.3 million at September 30, 2002. Despite the increase, however, net interest income, which represents the difference between interest received on interest earning assets and interest paid on interest bearing liabilities, decreased from $7,764,257 to $7,201,044 for the same period one year later, representing a decline $563,213, or 7.3%.

  Net yield on earning assets decreased from 4.48% for the nine-month period ended September 30, 2001 to 3.98% for the nine-month period ended September 30, 2002. The reason for the decrease in the net yield on earning assets is due to the fact that the yield on earning assets declined by 156 basis points, from 9.53% for the nine-month period ended September 30, 2001 to 7.97% for the nine-month period ended September 30, 2002, while the cost of funds declined by only 115 basis points, from 5.38% for the nine-month period ended September 30, 2001 to 4.23% for the nine-month period ended September 30, 2002. The decline in the net yield on earning assets for the nine-month period ended September 30, 2002 when compared to the nine-month period ended September 30, 2001 is due to the following:

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

  Other income increased from $1,206,900 for the nine-month period ended September 30, 2001 to $1,373,763 for the nine-month period ended September 30, 2002. The above increase of $166,863 represents a 13.8% improvement. This increase is primarily due to increased activity in transactional accounts due to a higher deposit base, as well as to increases in the fee structure. As a percent of total assets, other income increased from .64% for the nine-month period ended September 30, 2001 to .70% for the nine-month period ended September 30, 2002.

  Other operating expenses increased from $5,336,810 for the nine-month period ended September 30, 2001 to $5,992,156 for the nine-month period ended September 30, 2002. The above increase amounting to $655,346 represents an increase of 12.3%. The primary reasons for the increase is due to higher professional and personnel expenses. As a percent of total assets, other operating expenses increased from 2.83% for the nine-month period ended September 30, 2001 to 3.06% for the nine-month period ended September 30, 2002.

  Provision for loan losses (an expense item) for the nine-month periods ended September 30, 2002 and 2001 amounted to $2,472,000 and $1,545,500, respectively. This represents an increase of $926,500, or 59.9%. This increase in this expense item is the primary contributor to the significant decline in earnings for the nine-month period ended September 30, 2002 when compared to the nine-month period ended September 30, 2001. The heavy provision in the amount of $2.4 million was necessary because net charge-offs for the nine-month period ended September 30, 2002 also amounted to $2.4 million.

At September 30, 2002, the allowance for loan losses amounted to approximately $4.3 million, or 1.98% of gross loans. At December 31, 2001, the allowance amounted to approximately $4.3 million, or 2.07% of gross loans. Management considers the allowance for loan losses to be adequate and sufficient to absorb possible future losses; however, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses or that additional provisions to the allowance will not be required.

As discussed earlier, the Company increased its borrowings by $2,050,000 in order to supplement the capital accounts of two of its three subsidiary banks. Of the $6.0 million line of credit, the Company utilized $5,042,000, leaving $958,000 in additional borrowing capacity.

With respect to the above line of credit (the "LOC"), as of September 30, 2002, the Company was in violation of several negative covenants imposed by the lender because: (i) the Company's capital was below $18.8 million; (ii) the Company's return on average assets was less than .60% on an annualized basis; and, (iii) net charge-offs at CNB St. Marys and FNB Tarpon Springs were more than .75% of average loans. The lender is aware of these violations, and of management's diligent efforts to resolve them. It is noted, however, that one of the remedies that is available to the lender is to declare the LOC due and payable.

With the exception of the two Formal Agreements and the items discussed above, the Company is not aware of any current recommendation by the regulatory authorities which, if they were to be implemented, would have a material effect on the Company's liquidity, capital resources, or results of operations.

Item 3.	Controls and Procedures.

On November 1, 2002, within 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rule 13a-14 under the Securities Exchange Act of 1934. Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) that is required to be included in the Company's periodic filings with the Securities and Exchange Commission. There have been no significant changes in the Company's internal controls or, to the Company's knowledge, in other factors that could significantly affect those internal controls subsequent to the date the Company carried out its evaluation, and there have been no corrective actions with respect to significant deficiencies and material weaknesses.

PART II - OTHER INFORMATION
Item 1.	Legal Proceedings.
There are no material pending legal proceedings to which the Company or the subsidiary Banks are a party or of which any of their property is the subject.
Item 2.	Changes in Securities.
(a)	None
(b)	None
(c)	Set forth below is a description of all equity securities of the Company sold by the Company during the period covered by this report that were not registered under the Securities Act of 1933:
(1) Securities sold:
(i) Date: July 26, 2002 and August 2, 2002
(ii) Title of Securities: Common Stock
(iii) Amount: 73,114 shares.
(2) Underwriters and other purchasers:
The purchasers were T. Brinson Brock, Willis Collins, Gene Crawford, Lloyd Ewing, Grady Moore, Ruth Raines, Theron G. Reed and Jimmie Ann Ward.
(3) Consideration:
Exercise of options (for 5,280 shares) and warrants (for 67,834 shares) to purchase common stock, all at the exercise price of $3.33.

(4) Exemption from registration claimed. This transaction was exempt under Section 4(2) of the Securities Act, as a sale to accredited investors not involving general solicitation. Each of the purchasers was a director or executive officer of the Company.

Item 3.	Defaults Upon Senior Securities.
None.
-14-
Item 4.	Submission of Matters to a Vote of Security Holders.
None.
Item 5.	Other Information.
None.
Item 6.	Exhibits and Reports on Form 8-K.
(a)	Exhibits: 99.1 Certification Pursuant to 18 U.S.C. Section 1350 As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
(b)

Reports on Form 8-K.
Registrant filed a report on Form 8-K on September 18, 2002, describing an agreement with Trident Securities, a division of McDonald Investments Inc. ("Trident"), wherein Trident agreed to provide financial advisory services for Registrant.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Community National Bancorporation (Registrant) By: /S/ Theron G. Reed Theron G. Reed President and Chief Executive Officer
Date: November 13, 2002	By: /S/ Terry L. Alston Terry L. Alston Chief Financial Officer

CERTIFICATIONS

I, Theron G. Reed, certify that:

l. I have reviewed this quarterly report on Form 10-QSB of Community National Bancorporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of November 1, 2002, a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002.

/S/ Theron G. Reed

Theron G. Reed
President and Chief Executive Officer

CERTIFICATIONS

I, Terry L. Alston, certify that:

l. I have reviewed this quarterly report on Form 10-QSB of Community National Bancorporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of November 1, 2002, a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002.

/S/ Terry L. Alston

Terry L. Alston
Chief Financial Officer