Form 10KSB
period 2002-12-31
COMMUNITY NATIONAL BANCORPORATION
filed 2003-04-14
CIK 855386

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

Annual Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934
For the Fiscal Year Ended December 31, 2002

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

Yes

_________________________

Indicate by a check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-KSB or any amendment to this Form 10-KSB. [X]

The Registrant's revenues for the fiscal year ended December 31, 2002 were $20,668,331.

The aggregate market value of the Common Stock of the Registrant held by non-affiliates of the Registrant on March 28, 2003, was $13,798,943 representing 1,271,792 shares of the Common Stock. The aggregate market value of the Common Stock of the Registrant held by non-affiliates was computed by reference to the average ask and bid price of the Common Stock on the OTC Bulletin Board as of such date (i.e., $10.85 per share). For the purposes of this response, directors, executive officers and holders of 5% or more of the Registrant's Common Stock are considered the affiliates of the Registrant at that date.

The number of shares outstanding of the Registrant's Common Stock as of March 28, 2003: 2,011,495 shares of no par value common stock (the "Common Stock").

Transitional Small Business Disclosure Format:

Yes No X

DOCUMENTS INCORPORATED BY REFERENCE

None.

FORWARD LOOKING STATEMENTS

This Report may contain certain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934. These statements use the words "estimate," "plan," "intend," "expect," "anticipate," "believe" and similar expressions, about plans, objectives, future events or performance and assumptions and other statements that are not statements of historical fact. The Company and the Banks (each as later defined in this Report) caution readers that the following important factors, among others, could cause the Company's actual results to differ materially from the forward-looking statements contained in this Report: (i) the effect of changes in laws and regulations, including federal and state banking laws and regulations, with which the Company or the Bank must comply, and the associated costs of compliance with such laws and regulations either currently or in the future as applicable; (ii) the effect of changes in accounting policies and practices, as may be adopted by the regulatory agencies as well as by the Financial Accounting Standards Board, or of changes in the Company's organization, compensation and benefit plans; (iii) the effect on the Company's competitive position within its market area of the increasing consolidation within the banking and financial services industries, including the increased competition from larger regional and out-of-state banking organizations as well as non-bank providers of various financial services; (iv) the effect of changes in interest rates; and (v) the effect of changes in the business cycle and downturns in the local, regional or national economies.

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

On September 18, 2002, the Company retained Trident Securities, a division of McDonald Investments ("Trident") to provide financial advisory services consisting of evaluating the strategic alternatives available to the Company, including a sale of one or more of the Banks or of the entire Company. Since the fourth quarter of 2002, Trident has engaged in an effort to identify potential purchasers for the Company or one or more of the Banks and the Company has held discussions with some of these potential purchasers. As of the date of this report, these discussions are ongoing, with no definitive agreement having been reached.

B.	Regulatory Matters.

Formal Agreements with the OCC. On April 11, 2002, Cumberland entered into a formal agreement with the OCC, pursuant to which Cumberland agreed to take certain actions to ensure its safe and sound operation. The required actions include:

    appointing a compliance committee responsible for monitoring and coordinating the agreement;

    review by the Board of Directors of Cumberland of the Board's committee structure;

    achieving certain capital levels above regulatory minimums, including a Tier I risk weighted capital ratio of 10%;

    implementing a written risk management program;

    implementing a written program to improve Cumberland's loan portfolio management;

    adopting and implementing a written program to eliminate the basis for criticism of assets;

    restrictions on purchases of loans and loan participations;

    engaging a qualified consultant to perform an ongoing asset quality review of Cumberland;

    obtaining current and satisfactory credit information on all loans lacking such information;

    establishing a program for the maintenance of an adequate Allowance for Loan and Lease Losses;

    improving Cumberland's liquidity position;

    increasing the liquidity of Cumberland to a level that is sufficient to sustain current operations and to withstand any extraordinary demand against its funding base;

    adhering to legal lending limits;

    adopting a program to correct existing violations of law or regulations and preventing future violations;

    adopting a written three-year strategic plan;

    ensuring that Cumberland's books and records are restored to a complete and accurate condition;

    adhering to an independent audit program; and

    improving the management of Cumberland's bank information systems activities.

As of the date of this report, the Company believes that most of these requirements have been substantially satisfied. However, the deadline imposed by the OCC for Cumberland's full compliance with these conditions has expired. The Company and Cumberland are continuing in their efforts to satisfy all such conditions as soon as pracitcable.

On August 28, 2002, Tarpon entered into a formal agreement with the OCC, pursuant to which Tarpon agreed to take certain actions to ensure its safe and sound operation, including:

    appointing a new President, subject to prior review of the candidate by the OCC;

    engaging and obtaining a report from an independent outside management consultant to review management staffing, structure and needs;

    achieving certain capital levels above regulatory minimums, including a Tier I risk weighted capital ratio of 10%;

    implementing a written program to improve Tarpon's loan portfolio management;

    taking action to protect its criticized assets;

    establishing a program for the maintenance of an adequate Allowance for Loan and Lease Losses;

    restrictions on purchases of loans and loan participations;

    adopting a written three-year strategic plan;

    adhering to an independent internal audit program; and

    improving the management of Tarpon's bank information systems activities.

As of the date of this report, the Company believes that most of these requirements have been substantially satisfied. In the case of two of the unsatisfied requirements, the engagement of a management consultant and the appointment of a new President, the Company and Tarpon have filed for approval of appropriate candidates with and are awaiting action from the OCC. These two conditions must be satisfied by April 30, 2003. The deadline imposed by the OCC for Tarpon's full compliance with the other conditions has expired. The Company and Tarpon are continuing in their efforts to satisfy all such conditions as soon as practicable.

These agreements will remain in place until the OCC is satisfied that all of these requirements have been met. The Company cannot give assurance that all of these requirements will be met within the relevant time limits. Failure to comply with the terms of either agreement could result in additional regulatory enforcement action, including assessment of civil money penalties or issuance of a Cease and Desist Order, which could impose additional obligations on the banks.

Board Resolution. Following the Fed's on-site inspection of December 9, 2002, at the request of the Fed, the Company's Board of Directors adopted resolutions that, among other things, prohibits the Company from incurring additional debt, declaring or paying dividends or redeeming its treasury stock without approval of the Fed. This resolution will remain in effect until the Fed cancels it. In connection with its inspection, the Fed also required the Company to submit a consolidated budget, Company cash flow projections for the next two years, 12-month and 3-5 year strategic plans for the Company and documentation of Board approval and implementation of a capital plan. The Company failed to meet the deadline imposed by the Fed for submitting these documents. The Company is working to comply with these requirements.

C.	Business.
	1.	Services Offered by the Company's Subsidiaries.

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

As of June 30, 2002, there was one other financial institution in Turner County. FDIC reports show that as of June 30, 2002, deposits in the county totaled $239.9 million, with CNB having approximately 53.8% of such deposits.

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

As of June 30, 2002, there were six financial institutions and eight branches represented in Crisp County. FDIC reports show that as of June 30, 2002, deposits in the county totaled $268.3 million, with CNB's branch having approximately 9.6% of such deposits.

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

The Camden County's population grew at a steady rate during the 1990's and the Company's management believes that Camden County represents a significant growth opportunity for the Company. As of June 30, 2002, there were seven banks and twelve financial institution branches in Camden County. FDIC reports show that, as of June 30, 2002, deposits in the county totaled $290.4 million, with Cumberland having approximately 15.7% of such deposits.

Historically, CNB's loan mix weighed heavily toward agriculture related loans. By expanding into the Camden County banking market, the Company put itself into a position of making loans to small commercial and light industrial customers and the many retirees purchasing homes in Camden County. The Company's expansion into the Pinellas County banking market on the West Coast of Florida was also motivated by the desire to diversify the loan portfolio of the Company.

Tarpon's primary service area is northern Pinellas County, Florida, including the city of Tarpon Springs and the contiguous towns of Holiday and Palm Harbor. Pinellas County occupies a peninsula bordered by the Gulf of Mexico on the west and by Tampa Bay on the east, covering approximately 264 square miles. The county had a permanent population of 893,468 in 2000, some 40,921 additional seasonal residents, and an estimated 4,251,045 visitors. Tarpon Springs is the county's oldest city. It was incorporated in 1887 and quickly developed as a winter resort and vacation destination. In 1905, Greek immigrants began harvesting natural sponges from the adjacent Spring Bayou, and today Tarpon Springs ranks among the world's leading producer of natural sponges. Tourism and service industries are the area's other principal industries. There are currently 33 financial institutions serving Pinellas County. FDIC reports show that as of June 30, 2002, deposits at these financial institutions totaled $15.2 billion with Tarpon having 0.2% of such deposits.

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

The following is a presentation of the average consolidated balance sheet of the Company for the years ended December 31, 2002 and December 31, 2001. This presentation includes all major categories of interest-earning assets and interest-bearing liabilities: ($ in 000's)

AVERAGE CONSOLIDATED ASSETS
	Year Ended December 31,
	2002	2001
Cash and due from Banks	$4,517	$3,944
Interest bearing bank balances	396	1,004
Taxable securities	14,486	11,118
Non-taxable securities	3,540	2,599
Federal Funds sold	14,136	11,288
Net Loans	207,623	194,385
Total earning assets	$240,181	$220,393
Other assets	14,392	10,763
Total assets	$259,090	$235,100
AVERAGE CONSOLIDATED LIABILITIES AND STOCKHOLDERS' EQUITY
	Year Ended December 31,
	2002	2001
Non interest-bearing deposits	$14,948	$13,230
NOW and money market deposits	34,592	25,615
Savings Deposits	6,059	4,831
Time Deposits	174,902	166,365
Borrowings	8,205	4,932
Other Liabilities	1,614	1,916
Total liabilities	$240,230	$216,889
Common Stock	$11,341	$11,108
Treasury Stock	(27)	(13)
Retained earnings	7,230	7,013
Unrealized gain/loss securities	$226	$103
Total stockholders' equity	18,770	18,211
Total liabilities and stockholders' equity	$259,090	$235,100

The following is a presentation of an analysis of the net interest earnings of the Company for the periods indicated with respect to each major category of interest-earning asset and each major category of interest-bearing liability. The Yield/Rate was computed on a tax equivalent basis. ($ in 000's)

	Year Ended December 31, 2002
	Average Amount	Interest	Average Yield/ Rate
Assets
Interest-bearing bank balances	$396	$11	2.77%
Taxable securities	14,486	721	4.98%
Non-taxable securities	3,540	138	(3)5.57%
Federal funds sold	14,136	224	1.58%
Net loans	(1)207,623	(2)17,807	8.58%
Total earnings assets	$240,181	$18,901	7.87%
Liabilities
NOW and money market deposits	$34,592	$841	2.43%
Savings deposits	6,059	128	2.11%
Time deposits	174,902	8,065	4.61%
Borrowings	8,205	299	3.64%
Total interest-bearing liabilities	$223,758	$9,333	4.17%
Interest spread	3.70%
Net interest income		$9,568
Net yield on interest earning assets			3.98%
  Net loans include $5,429 in loans that were placed on non-accrual status. The Company would have earned an additional $179 (after tax) had these loans accrued interest throughout 2002.
  Interest earned on net loans include $1,527 in loan fees.
  The yield on non-taxable securities is tax-equivalent.

	Year Ended December 31, 2001
	Average Amount	Interest	Average Yield/ Rate
Assets
Interest-bearing bank balances	$1,004	$56	5.58%
Taxable securities	11,118	672	6.04%
Non-taxable securities	2,599	115	(3)6.72%
Federal funds sold	11,287	409	3.63%
Net loans	(1)194,385	(2)20,382	10.49%
Total earnings assets	$220,393	$21,634	9.84%
Liabilities
NOW and money market deposits	$25,615	$861	3.36%
Savings deposits	4,831	121	2.51%
Time deposits	166,365	10,356	6.22%
Borrowings	4,930	237	4.80%
Total interest-bearing liabilities	$201,743	$11,575	4.74%
Interest spread	4.10%
Net interest income		$10,059
Net yield on interest earning assets			4.56%

  Net loans include $1,912 in loans that were placed on non-accrual status. The Company would have earned an additional $56 (after tax) had these loans accrued interest throughout 2001.

  Interest earned on net loans include $1,583 in loan fees.

(3) The yield on non-taxable securities is tax equivalent.

4.	Rate/Volume Analysis of Net Interest Income.

The effect on interest income, interest expense and net income in the periods indicated of changes in average balance and rate from the corresponding prior period is shown below. The effect of a change in average balance has been determined by applying the average rate in the earlier period to the change in average balance in the later period, as compared with the earlier period. The change in interest due to both volume and rate has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each. ($ in 000's)

	Year Ended December 31, 2002 Compared with Year Ended December 31, 2001
	Increase (decrease) due to:
Interest earned on:	Volume	Rate	Total
Interest-bearing bank balances	$(25)	$(20)	$(45)
Taxable securities	117	(68)	49
Non-taxable securities	44	(21)	23
Federal funds sold	149	(334)	(185)
Net loans	1,539	(4,114)	(2,575)
Total Interest Income	$1,824	$(4,557)	$(2,733)
Interest paid on:
NOW and money market deposits	$218	$(238)	$(20)
Savings deposits	18	(11)	7
Time deposits	567	(2,858)	(2,291)
Borrowings	97	(35)	62
Total Interest Expense	$900	$(3,142)	$(2,242)
Change in net interest income	$924	$(1,433)	$(491)
	Year Ended December 31, 2001 Compared with Year Ended December 31, 2000
	Increase (decrease) due to:
Interest earned on:	Volume	Rate	Total
Interest-bearing bank balances	$(118)	$(33)	$(151)
Taxable securities	115	(24)	91
Non-taxable securities	10	(4)	6
Federal funds sold	873	(985)	(113)
Net loans	5,892	(748)	5,144
Total Interest Income	$6,772	$(1,795)	$4,977
Interest paid on:
NOW and money market deposits	$161	$(39)	$122
Savings deposits	13	(8)	5
Time deposits	3,025	(250)	2,775
Borrowings	57	(26)	31
Federal funds purchased	(2)	(1)	(3)
Total Interest Expense	3,254	(324)	2,930
Change in net interest income	$3,518	$(1,471)	$2,047
5.	Deposits Analysis.

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

The following table presents, for the periods indicated, the average amount of and average rate paid on each of the indicated deposit categories. ($ in 000's)

	Year Ended December 31, 2002
Deposit Category	Average Amount	Average Rate Paid
Non interest bearing demand deposits	$14,948	N/A
NOW and money market deposits	34,592	2.43%
Savings deposits	6,059	2.11%
Time deposits	174,902	4.61%
	Year Ended December 31, 2001
Deposit Category	Average Amount	Average Rate Paid
Non interest bearing demand deposits	$13,230	N/A
NOW and money market deposits	25,615	3.36%
Savings deposits	4,831	2.51%
Time deposits	166,365	6.22%

The following table indicates amounts outstanding of time certificates of deposit of $100,000 or more and respective maturities at December 31, 2002:

Time Certificates of Deposit
3 months or less	$11,498,487
3-6 months	10,088,444
6-12 months	14,036,361
over 12 months	4,163,103
Total	$39,786,395
6.	Loan Portfolio Analysis.

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

The following table presents various categories of loans contained in the Company's loan portfolio as of December 31, 2002 and 2001 and the total amount of all loans for such periods: ($ in 000's)

	As of December 31,
Type of Loan	2002	2001
Domestic
Commercial, financial and agricultural	$133,056	$135,339
Real estate-construction	4,203	2,924
Real estate mortgage	46,246	44,511
Installment and other loans to individuals	19,231	22,202
Subtotal	$202,736	$204,976
Allowance for loan losses	$(4,324)	$(4,242)
Total (net of allowance)	$198,412	$200,734

The following is a presentation of an analysis of maturities of loans as of December 31, 2002 ($ in 000's):

Type of Loan	Due in 1 Year or Less	Due in 1 to 5 Years	Due After 5 Years	Total
Commercial, financial and agricultural	$77,663	$50,411	$4,982	$133,056
Real estate-construction	4,203	- -	- -	4,203
Total	$81,866	$50,411	$4,982	$137,259

Experience of the Company has shown that some receivables will be paid prior to contractual maturity and others will be converted, extended or renewed. Therefore, the tabulation of contractual payments should not be regarded as a forecast of future cash collections.

The following is a presentation of an analysis of sensitivity of loans, excluding installment and other loans to individuals, to changes in interest rates as of December 31, 2002 ($ in 000's):

Type of Loan	Due in 1 Year or Less	Due in 1 to 5 Years	Due After 5 Years	Total
Fixed rate loans	$62,281	$39,336	$2,832	$104,449
Variable rate loans	19,585	11,075	2,150	32,810
Total	$81,866	$50,411	$4,982	$137,259

The following table presents information regarding non-accrual, past due and restructured loans as of December 31, 2002 and 2001 (dollars in thousands):

As of December 31
	2002	2001
Loans accounted for on a non-accrual basis:
Number: Amount:	70 $5,329	83 $1,912
Accruing loans which are contractually past due 90 days or more as to principal and interest payments:
Number: Amount:	18 $157	13 $130
Loans which were renegotiated to provide a reduction or deferral of interest or principal because of deterioration in the financial position of the borrower:
Number: Amount:	9 $1,114	24 $1,029
Loans now current but for which there are serious doubts as to the borrower's ability to comply with existing terms:
Number: Amount:	109 $25,364	132 $12,948

As of December 31, 2002, there are no loans classified for regulatory purposes as doubtful, substandard or special mention that have not been disclosed in the above table, which (i) represent or result from trends or uncertainties which management reasonably expects will materially impact future operating results, liquidity, or capital resources, or (ii) represent material credits about which management is aware of any information which causes management to have serious doubts as to the ability of such borrowers to comply with the loan repayment terms.

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

At December 31, 2002, with the exception of the seventy non-accruing loans reported above, all loans were accruing interest. There are no other loans which are not disclosed above where known information about possible credit problems of borrowers causes management to have serious doubts as to the ability of such borrowers to comply with the loan repayment terms.

7.	Summary of Loan Loss Experience.

An analysis of the Company's loss experience is furnished in the following table for the years ended December 31, 2002 and 2001, as well as a breakdown of the allowance for possible loan losses ($ in 000's):

	Year Ended December 31,
	2002	2001
Balance at beginning of period	$4,242	$2,577
Charge-offs	(3,277)	(2,956)
Recoveries	587	221
Provision charged to operations	2,772	4,400
Balance at end of period	$4,324	$4,242
Ratio of allowance for loan losses to total loans outstanding during the period	2.13%	2.07%
Net charge-offs to average loans	1.27%	1.93%

As of December 31, 2002, the allowance for possible losses was allocated as follows: ($ in 000's)

Loans	Amount	Percent of Loan in Each Category to Total
Commercial, financial and agricultural	$2,965	65.6%
Real estate-Construction	132	2.1%
Real estate-Mortgage	680	22.8%
Installment and other loans to individuals	472	9.5%
Unallocated	75	N/A
Total	$4,324	100%
8.	Loan Loss Reserve.

In considering the adequacy of the Company's allowance for possible loan losses, management has focused on the fact that as of December 31, 2002, 65.6% of outstanding loans were in the category of commercial, financial and agricultural, loans. Management generally regards these loans as riskier than other categories of loans in the Company's loan portfolio. However, 90.5% of the outstanding loans in this category at December 31, 2002, were made on a secured basis, such collateral consisting primarily of improved farmland real estate and equipment. Management believes that the secured condition of the preponderant portion of its commercial, financial and agricultural loan portfolio greatly reduces any risk of loss inherently present in these loans. All three Banks have experienced significant losses in this loan category primarily due to insufficiently rigorous underwriting criteria. The primary focus for calendar year 2003 is to improve the quality of the loan portfolio and, in turn, reduce the provision for loan losses, an expense item.

The Company's consumer loan portfolio is also secured. At December 31, 2002, the majority of the Company's consumer loans were secured by collateral primarily consisting of automobiles, boats and second mortgages on real estate. The Company incurred significant losses during calendar year 2002 in the consumer loan portfolio at one of its Banks. Losses at that Bank were incurred because of previous weaknesses in credit evaluation and collateral valuation.

Real estate mortgage loans constitute 22.8% of outstanding loans. Management considers these loans to have minimal risk due to the fact that these loans represent conventional residential real estate mortgages where the amount of the original loan does not exceed 85% of the appraised value of the collateral.

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

As of December 31, 2002, the securities portfolio comprised approximately 6.8% of the Company's assets, while loans comprised approximately 78.5% of the Company's assets. The Banks invest primarily in obligations of the United States or obligations guaranteed as to principal and interest by the United States, other taxable securities and in certain obligations of states and municipalities. In addition, CNB, Tarpon and Cumberland enter into Federal Funds transactions with its principal correspondent banks, and acts as a net seller of such funds. The sale of Federal Funds amounts to a short-term loan from CNB, Tarpon or Cumberland to another bank.

The following table presents, for the years ended December 31, 2002 and 2001, the approximate market value of the Company's investments, classified by category and by whether they are considered available-for-sale or held-to-maturity ($ in 000's):

Investment Category	December 31,
Available-for-Sale:	2002	2001
Obligations of U.S. Treasury and other U.S. Agencies	$12,895	$11,536
State, Municipal and County Securities	3,269	2,910
FRB and FHLB Stock	951	781
Equity Security	83	83
Total	$17,198	$15,310

Held-to-Maturity

As of December 31, 2002 there were no securities categorized as held-to-maturity.

The following table indicates, for the year ended December 31, 2002, the amount of investments, appropriately classified, due in (i) one year or less, (ii) one to five years, (iii) five to ten years, and (iv) over ten years.

Investment Category
Available-for-Sale:	Amount		Average Weighted Yield[1]
Obligations of U.S. Agencies	$
0 to 1 year		3,049	5.04%
Over 1 through 5 years		7,842	3.91%
Over 5 through 10 years		2,004	4.63%
State, Municipal and County Securities(1)
0 to 1 year		203	6.14%
Over 1 through 5 years		1,786	6.18%
Over 5 through 10 years		692	6.61%
Over 10 years		588	6.67%
No maturity		1,034	4.90%
Total		$17,198	4.71%
1The average weighted yield is on a tax-equivalent basis.
Held-to-Maturity

As of December 31, 2002, there were no securities categorized as held-to-maturity.

10.	Return on Equity and Assets.

Returns on average consolidated assets and average consolidated equity for the year ended December 31, 2002 and 2001 were as follows:

	2002	2001
Return on average assets Return on average equity Equity to assets ratio Dividend payout ratio	.20% 3.51% 7.24% 37.99%	.13% 1.74% 7.74% 57.48%
11.	Asset/Liability Management.

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

As of March 28, 2003, the Banks employed 83 full-time and eight part-time employees. The Company had one full-time employee. Management of each of the Banks believes that its employee relations are good. There are no collective bargaining agreements covering any of the Banks' employees.

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

Regulation of the Company

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

The Company is also regulated by the Georgia Department under the Georgia Bank Holding Company Act, which requires every Georgia bank holding company to obtain the prior approval of the Georgia Department before acquiring more than 5% of the voting shares of any bank or all or substantially all of the assets of a bank or before merging or consolidating with any other bank holding company. Effective July 1, 1999, a Georgia bank holding company owning a bank that does a lawful business in Georgia is allowed to acquire control of a bank through formation of a de novo bank in Georgia, provided that it obtains required departmental approval and any required federal approval. Under this legislation, a bank holding company may merge or consolidate a de novo bank that it had established, notwithstanding that it is less than three years old, into another bank owned by that holding company. However, no out-of-state bank holding company may enter Georgia to do banking business through the formation of a de novo bank.

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

The Company is also subject to the reporting and other requirements of the Securities Exchange Act of 1934, which include the filing of annual, quarterly and other reports with the Securities and Exchange Commission ("SEC"), as well as the proxy rules under such Act.

Regulation of the Banks

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

The minimum guideline for the ratio (the "Total Risk-Based Capital Ratio") of total capital ("Total Capital") to risk-weighted assets (including certain off-balance-sheet items, such as standby letters of credit) is 8%. At least half of Total Capital must be comprised of common stock, minority interests in the equity accounts of consolidated subsidiaries, non-cumulative perpetual preferred stock, and a limited amount of cumulative perpetual preferred stock, less goodwill and certain other intangible assets ("Tier 1 Capital"). The remainder may consist of subordinated debt, other preferred stock, and a limited amount of loan loss reserves ("Tier 2 Capital"). At December 31, 2002, the Company's consolidated Total Risk-Based Ratio and its Tier 1 Risk-Based Capital Ratio (i.e., the ratio of Tier 1 Capital to risk-weighted assets) were 10.6% and 9.4% respectively.

In addition, the Fed has established minimum leverage ratio guidelines for bank holding companies. These guidelines provide for a minimum ratio (the "Leverage Ratio") of Tier 1 Capital to average assets, less goodwill and certain other intangible assets, of 3% for bank holding companies that meet certain specified criteria, including those having the highest regulatory rating. All other bank holding companies generally are required to maintain a Leverage Ratio of at least 3%, plus an additional cushion of 100 to 200 basis points. The Company's Leverage Ratio at December 31, 2002 was 7.3%. The guidelines also provide that bank holding companies experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels without significant reliance on intangible assets. Furthermore, the Federal Reserve has indicated that it will consider a "tangible Tier 1 Capital Leverage Ratio" (deducting all intangibles) and other indicia of capital strength in evaluating proposals for expansion or new activities.

Each of the Banks was in compliance with applicable minimum capital requirements as of December 31, 2002. The Company has not been advised by any federal regulator of any specific minimum capital ratio requirement applicable to it or the Banks.

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

In the wake of the tragic events of September 11th, on October 26, 2001, President Bush signed the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism (USA PATRIOT) Act of 2001. Under the USA PATRIOT Act, financial institutions are subject to prohibitions against specified financial transactions and account relationships as well as enhanced due diligence and "know your customer" standards in their dealings with foreign financial institutions and foreign customers. For example, the enhanced due diligence policies, procedures and controls generally require financial institutions to take reasonable steps:

    to conduct enhanced scrutiny of account relationships to guard against money laundering and report any suspicious transactions;

    to ascertain the identity of the nominal and beneficial owners of, and the source of funds deposited into, each account as needed to guard against money laundering and report any suspicious transactions;

    to ascertain for any foreign bank, the shares of which are not publicly traded, the identity of the owners of the foreign bank and the nature and extent of the ownership interest of each such owner; and

    to ascertain whether any foreign bank provides correspondent accounts to other foreign banks and, if so, the identity of those foreign banks and related due diligence information.

Under the USA PATRIOT Act, financial institutions must establish anti-money laundering programs. The USA PATRIOT Act sets forth minimum standards for these programs, including:

    the development of internal policies, procedures and controls;

    the designation of a compliance officer;

    an ongoing employee training program; and

    an independent audit function to test the programs.

Pursuant to the mandate of the USA PATRIOT Act, the Secretary of the Treasury issued regulations effective April 24, 2002, applicable to financial institutions. Because all federally insured depository institutions are required to have anti-money laundering programs, the regulations provide that a financial institution which is subject to regulation by a "federal functional" is in compliance with the regulations if it complies with the rules of its primary federal regulator governing the establishment and maintenance of anti-money laundering programs.

Under the authority of the USA PATRIOT Act, the Secretary of the Treasury adopted rules on September 26 , 2002 increasing the cooperation and information sharing between financial institutions, regulators and law enforcement authorities regarding individuals, entities and organizations engaged in, or reasonably suspected based on credible evidence of engaging in, terrorist acts or money laundering activities. Under the new rules, a financial institution is required to:

    expeditiously search its records to determine whether it maintains or has maintained accounts, or engaged in transactions with individuals or entities, listed in a request submitted by the Financial Crimes Enforcement Network ("FinCEN");

    notify FinCEN if an account or transaction is identified;

    designate a contact person to receive information requests;

    limit use of information provided by FinCEN to: (1) reporting to FinCEN, (2) determining whether to establish or maintain an account or engage in a transaction and (3) assisting the financial institution in complying witli the Bank Secrecy Act; and

    maintain adequate procedures to protect the security and confidentiality of FinCEN requests.

Under the new rules, a financial institution may also share information regarding individuals, entities, organizations and countries for purposes of identifying and, where appropriate, reporting activities that it suspects may involve possible terrorist activity or money laundering. Such information-sharing is protected under a safe harbor if the financial institution:

    notifies FinCEN of its intention to share information, even when sharing with an affiliated financial institution;

    takes reasonable steps to verify that, prior to sharing, the financial institution or association of financial institutions with which it intends to share information has submitted a notice to FinCEN; and

    limits the use of shared information to identifying and reporting on money laundering or terrorist activities, determining whether to establish or maintain an account or engage in a transaction, or assisting it in complying with the Bank Security Act and maintains adequate procedures to protect the security and confidentiality of the information.

Any financial institution complying with these rules will not be deemed to have violated the privacy requirements discussed above.

The Secretary of the Treasury also adopted a new rule on September 26, 2002, intended to prevent money laundering and terrorist financing through correspondent accounts maintained by U.S. financial institutions on behalf of foreign banks. Under the new rule, financial institutions:

    are prohibited from providing correspondent accounts to foreign shell banks;

    are required to obtain a certification from foreign banks for which they maintain a correspondent account stating the foreign bank is not a shell bank and that it will not permit a foreign shell bank to have access to the U.S. account;

    must maintain records identifying the owner of the foreign bank for which they may maintain a correspondent account and its agent in the Unites States designated to accept services of legal process; and

    must terminate correspondent accounts of foreign banks that fail to comply with or fail to contest a lawful request of the Secretary of the Treasury or the Attorney General of the United States, after being notified by the Secretary or Attorney General.

The new rule applies to correspondent accounts established after October 28, 2002.

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

On March 27, 2003, the Company and CNB were informed that the estate of a former customer of CNB and a company controlled by the estate have demanded that CNB pay to (a) the estate the sum of $2.0 million for an alleged intentional infliction of emotional distress with respect to the deceased former customer and (b) the company controlled by the estate the sum of $1.5 million as compensation for an alleged wrongful dishonor of the company's checks and intentional interference with contractual rights and business relations. As of the date of this report, no complaint has been filed in connection with these demands. The Company believes these demands to be without merit and, if a complaint is filed in any court, CNB will defend vigorously against all claims.

Neither the Company nor any of the Banks is a party to, nor is any of their property the subject of, any other material pending legal proceeding which is not routine litigation that is incidental to the business or any other material legal proceeding.

Item 4.	Submission of Matters to a Vote of Security Holders.

No matter was submitted to a vote of security-holders during the fourth quarter of the fiscal year covered by this report.

PART II
Item 5.	Market for Common Equity and Related Stockholder Matters.

The Registrant's Articles of Incorporation authorize it to issue up to 50,000,000 shares of common stock and 10,000,000 shares of preferred stock. As of April 9, 2003, 2,011,495 shares of Common Stock and 61,500 shares of Series A Preferred Stock were issued and outstanding to 1,271 holders of record. The shares of Series A Preferred Stock were purchased on April 9, 2003, by a group of directors at the purchase price of $10 per share. See Item 6 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity.

The Common Stock is traded on the OTC Bulletin Board. The high and low bid information for the Common Stock for each available quarter of 2001 and 2002, as reported by Bloomberg, L.P. is as follows:

	High	Low
1st quarter 2001:	10	8
2nd quarter 2001:	10-1/2	10
3rd quarter 2001:	9-3/4	9-3/10
4th quarter 2001:	10	9-3/10
1st quarter 2002:	10-1/8	9-3/4
2nd quarter 2002:	10-7/8	9-7/8
3rd quarter 2002:	10-1/8	9-1/2
4th quarter 2002:	11-1/8	10-1/8

During the first quarters of 2002 and 2001, the Company declared and paid a dividend of $.10 per share. The declaration of future dividends is within the discretion of the Board of Directors and will depend, among other things, upon business conditions, earnings, the financial condition of the Banks and the Company, and regulatory requirements.

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

Year Ended December 31, 2002 - Compared to Year Ended December 31, 2001

For the years ended December 31, 2002 and 2001, net income amounted to $505,565 and $316,811 respectively. For 2002, both basic and diluted income per share of Common Stock amounted to $.26, for 2001, basic and diluted income per share of Common Stock amounted to $.17 and $.16, respectively. Net income in 2002 increased by $188,754, primarily due to lower provision for loan losses. Asset quality during calendar year 2002 was considered weak. The ratio of problem assets to total assets as of the end of 2002 was approximately twice the national average. This was caused by weakness in the economy, as well as by the practice of using insufficiently rigorous underwriting criteria and the lack of proper monitoring at one of the Banks. Below is a brief explanation concerning revenue and expense items for the years ended December 31, 2002 and 2001:

a.

Average earning assets for the year ended December 31, 2002 increased from $220.4 million to $240.2 million, representing an increase of $19.8 million, or 9.0%. Below are various components of average earning assets for the periods indicated:

		December 31,
		2002		2001
		(in 000's)
Interest-bearing bank balances			$396	$1,004
Federal funds sold			14,136	11,287
Securities			18,026	13,717
Net loans			$207,623	$194,385
Total average earning assets			$240,181	$220,393
b.

Despite the increase in average earning assets, the net interest income declined from $10,059,016 for the year ended December 31, 2001, to $9,568,083 for the year ended December 31, 2002. Below are various components of interest income and expense, as well as their yield/cost for the periods indicated ($ in 000's):

Years Ended:	December 31, 2002 Interest		December 31, 2001 Interest
	Income /Expense	Yield /Cost	Income /Expense	Yield /Cost
Interest income:
Interest-bearing bank balances	$11	2.77%	$56	5.58%
Federal funds sold	224	1.58%	409	3.63%
Securities	859	5.05%	787	6.18%
Loans	$17,807	8.58%	$20,382	10.49%
Total	$18,901	7.87%	$21.634	9.84%
Years Ended:	December 31, 2002 Interest		December 31, 2001 Interest
	Income /Expense	Yield /Cost	Income /Expense	Yield /Cost
Interest expense:
NOW and money market deposit	$841	2.43%	$861	3.36%
Savings Deposits	128	2.11%	122	2.51%
Time Deposits	8,065	4.61%	10,356	6.22%
Borrowings	299	3.64%	236	4.79%
Total	$9,333	4.17%	$11,575	5.74%
Net interest income	$9,568		$10,059
Net Yield on earning assets		3.98%		4.56%

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

The Company's net interest income for 2002 was $9,568,083 as compared to $10,059,016 for 2001. Average yields on earning assets were 7.87% and 9.84% for the years ended December 31, 2002 and 2001, respectively. The average costs of funds for 2002 decreased to 4.17% from the 2001 cost of 5.74%. The net interest yield is computed by subtracting interest expense from interest income and dividing the resulting figure by average interest-earning assets. Net interest yields for the years ended December 31, 2002 and 2001 amounted to 3.98% and 4.56%, respectively. The decrease in net interest yield is due to the fact that the decrease in the yield on earning assets was of a higher magnitude than the decrease in the cost of funds. Net interest income for 2002 as compared to 2001, decreased by $490,933, despite the growth in average earning assets from $220.4 million in 2001 to $240.2 million in 2002. Note that the general decline in interest yields/costs during 2002 vis-a-vis 2001 was expected. The Fed, in its efforts to combat recession, lowered short-term rates significantly during 2002. As a consequence, and in order to remain competitive with other banks, the Company reduced its yield on earning assets.

Non-Interest Income

Non-interest income for the years ended December 31, 2002 and 2001, amounted to $1,767,500 and $1,560,301, respectively. As a percentage of average assets, non-interest income increased from .66% in 2001 to .68% in 2002. The primary reason for the increase in the above percentage is due to the fact that transactional accounts have increased materially.

The following table summarizes the major components of non-interest income for the periods therein indicated: ($ in 000's)

Non-Interest Income
	Year Ended December 31,
	2002	2001
Service fees on deposit accounts	$1,381	$1,284
Gain on sale of securities	6	3
Miscellaneous, other	381	273
Total non-interest income	$1,7868	$1,560

Non-Interest Expense

Non-interest expense increased from $6,831,292 during 2001 to $7,775,313 in 2002. As a percentage of total average assets, non-interest expense increased from 2.91% in 2001 to 3.00% in 2002. The primary reasons for the above increase were higher personnel expense and professional fees. The increase in professional fees is attributable to the increased need for such services due to the two formal agreements with the OCC and the financial advisory services arrangement with Trident. Below are the components of non-interest expense for the years 2001 and 2002: ($ in 000's)

Non-Interest Expense
	Year Ended December 31,
	2002	2001
Salaries and other personnel benefits	$3,881	$3,532
Data processing charges	500	475
Depreciation	490	527
Professional Fees	579	250
Repairs and maintenance	380	263
Other expenses	1,945	1,784
Total non-interest expense	$7,775	$6,831

During calendar year 2002, the Company experienced heavy loan losses due to the use of insufficiently rigorous underwriting criteria in one of the Banks, as well as due to the difficult economic times in the general economy. Loan charge offs for calendar years 2002 and 2001 amounted to $3,276,755 and $2,995,738, respectively. As a consequence of the heavy charge-offs in calendar years 2002 and 2001, provision ofr loan losses amounted to $2,772,000 and $4,399,500, respectively. The decline in the provision from calendar year 2001 to 2002 was the primary contributor to higher earnings in 2002. Underwriting criteria have been strengthened and are currently monitored on a regular basis at all three Banks.

From year end 2001 through year end 2002, the allowance for loan losses has increased from $4,242,268 to $4,323,848, an increase of $81,580. As a percent of total loans, the allowance has increased from 2.07% at December 31, 2001, to 2.13% at December 31, 2002. As of December 31, 2002, management considers the allowance for loan losses to be adequate to absorb possible future losses. However, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses or that additional provisions to the allowance will not be required.

B.	Interest Rate Sensitivity.

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

Interest rate sensitivity refers to the responsiveness of interest-bearing assets and liabilities to changes in market interest rates. The rate sensitive position, or gap, is the difference in the volume of rate sensitive assets and liabilities, at a given time interval. The general objective of gap management is to manage actively rate sensitive assets and liabilities so as to reduce the impact of interest rate fluctuations on the net interest margin. Management generally attempts to maintain a balance between rate sensitive assets and liabilities as the exposure period is lengthened to minimize the Company's overall interest rate risks. The asset mix of the balance sheet is continually evaluated in terms of several variables: yield, credit quality, appropriate funding sources and liquidity. To effectively manage the liability mix of the balance sheet focuses on expanding the various funding sources. The interest rate sensitivity position at year-end 2002 is presented below. Since all interest rates and yield do not adjust at the same velocity, the gap is only a general indicator of rate sensitivity ($ in 000's):

	Within three months			After three months but within six months	After six but within one year		After one year but within five years		After five years		Total
	EARNING ASSETS
Interest-bearing bank balances	$	- -		$396	$	- -	$	- -	$	- -	$396
Loans		67,972		15,787		24,430		86,941		7,606	202,726
Securities		1,250		1,000		1,003		9,628		4,317	17,198
Federal Funds Sold		18,036		- -		- -		- -		- -	18,036
Total earnings assets		87,248		17,183		25,433		96,569		11,923	238,356
	SUPPORTING SOURCES OF FUNDS
Interest-bearing demand deposits and savings		$45,648	$	- -	$	- -	$	- -	$	- -	$45,468
Certificates, Less than $100M		20,926		27,269		46,966		31,377		- -	126,538
Certificates, $100M and over		11,499		10,088		14,036		4,163		- -	39,786
Borrowings		504		- -		- -		2,016		2,522	5,042
Total interest-bearing liabilities		78,397		37,357		61,002		37,556		2,522	216,834
Interest rate Sensitivity gap		8,851		(20,174)		(35,569)		59,013		9,401	21,522
Cumulative gap		8,851		(11,323)		(46,892)		12,121		21,522	21,522
Interest rate sensitivity gap ratio		1.11		.46		.42		2.57		4.73	1.10
Cumulative interest rate sensitivity gap ratio		1.11		.90		.73		1.06		1.10	1.10

As evidenced by the table above, the Company is asset sensitive from zero to three months, liability sensitive from three to twelve months, and asset sensitive thereafter. In a declining interest rate environment, a liability sensitive position (a gap ratio of less than 1.0) is generally more advantageous since liabilities are re-priced sooner than assets. Conversely, in a rising interest rate environment, an asset sensitive position (a gap ratio over 1.0) is generally more advantageous, as earning assets are re-priced sooner than liabilities. With respect to the Company, an increase in interest rates would increase income from zero through three months and from one year on; it would reduce income from three months through one year. Conversely, a decline in interest rates would reduce income from zero through three months, and from one year on; it would increase income from three months through one year. This, however, assumes that all other factors affecting income remain constant.

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

C.	Regulatory Capital Adequacy.

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

The table below shows CNB, the largest subsidiary bank's, and the Company's regulatory capital ratios at December 31, 2002.

CNB	December 31, 2002	Minimum Regulatory Requirement
Tier 1 Capital Tier 2 Capital	10.1% 1.3%	4.0% N/A
Total risk-based capital ratio	11.4%	8.0%
Leverage ratio	8.3%	3.0%
Company - Consolidated	December 31, 2002	Minimum Regulatory Requirement
Tier 1 Capital Tier 2 Capital	9.4% 1.2%	4.0% N/A
Total risk-based capital ratio	10.6%	8.0%
Leverage ratio	7.3%	3.0%

The above ratios indicate that, in terms of regulatory requirements, the capital positions of the Company and the Banks are sound.

D.	Liquidity.

Liquidity represents the ability to provide steady sources of funds for loan commitments and investment activities and to maintain sufficient funds to cover deposit withdrawals and payment of debt and operating obligations. These funds can be obtained by converting assets to cash or by attracting new deposits. The Company's primary source of liquidity comes from its ability to maintain and increase deposits through the Banks. Because management's focus was on improved asset quality and income, not on growing the Banks, deposits declined by approximately $5.0 million in 2002. Below are pertinent liquidity balances and ratios for the years ended December 31, 2002 and 2001. ($ in 000's)

	December 31
	2002	2001
Cash and cash equivalents	$25,262	$24,521
CDs, over $100,000 to total deposit ratio	17.5%	24.5%
Loan to deposit ratio	87.2%	86.4%
Securities to total assets ratio	6.8%	6.0%
Brokered deposits	5.0%	6.3%

On March 31, 2002, the Company obtained a ten-year $6 million line of credit facility from an unrelated financial institution. The Company's obligations under the facility are secured by the common stock of all three Banks and include annual principal payments beginning on April 1, 2003, each in an amount equal to 10% of the outstanding principal balance. As of December 31, 2002, the Company was determined by the lender to be in default of several of the facility's covenants applicable to the Company as a whole and two of the Banks.

On April 1, 2003, a principal payment of $504,200 was due under the facility. On April 9, 2003, to enable the Company to make the required principal payment, the Company issued 61,500 shares of preferred stock to its directors for an aggregate price of $615,000. The Company used the proceeds to make the principal payment and for working capital. See Item 5 - Market for Common Equity and Related Stockholder Matters.

In connection with the principal payment, the lender agreed to waive all existing defaults under the facility through June 30, 2003. The Company cannot give assurances that it will be able to avoid other defaults prior to June 30, 2003, or that it will not be in default after June 30, 2003. Such a default would have a material effect on the Company's liquidity and capital resources and could impair its ability to continue as a going concern.

Item 7.	Financial Statements and Supplementary Data.
The following financial statements are contained in this Item 7:
Independent Auditors' Report
Consolidated Balance Sheets-as of December 31, 2002 and 2001
Consolidated Statements of Income-for the years ended December 31, 2002 and 2001
Consolidated Statement of Changes in Stockholders' Equity-for the years ended December 31, 2002 and 2001
Consolidated Statements of Cash Flows-for the years ended December 31, 2002 and 2001
Notes to Consolidated Financial Statements

Report of Independent Accountants

Board of Directors and Shareholders
Community National Bancorporation
Ashburn, Georgia

We have audited the accompanying consolidated balance sheets of Community National Bancorporation and subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of income, changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Community National Bancorporation and subsidiaries at December 31, 2002 and 2001, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States.

/S/ Francis & Co., CPAs

Atlanta, Georgia
March 15, 2003

COMMUNITY NATIONAL BANCORPORATION
ASHBURN, GEORGIA
Consolidated Balance Sheets
ASSETS
	As of December 31,
	2002	2001
Cash and due from banks	$6,830,350	$7,117,171
Interest bearing deposits in other banks	396,000	396,000
Federal funds sold, net	18,036,000	17,008,000
Total cash and cash equivalents	$25,262,350	$24,521,171
Securities:
Available-for-sale at fair value	17,197,932	15,310,229
Loans, net	198,412,193	200,733,712
Property and equipment, net	5,582,670	6,273,911
Other real estate owned	617,314	845,881
Goodwill, net	1,719,130	1,719,130
Other assets	4,021,231	5,763,568
Total Assets	$252,812,820	$$255,167,602
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Deposits
Non-interest bearing deposits	$15,736,712	$$16,823,186
Interest bearing deposits	211,791,901	215,557,345
Total deposits	$227,528,613	$232,380,531
Note payable	5,042,000	2,992,000
Other liabilities	1,133,871	1,417,193
Total Liabilities	$233,704,484	$236,789,724
Commitments and Contingencies
Shareholders' Equity
Common stock, no par value, 50,000,000 shares authorized, 2,011,495 (2002) and 1,932,381 (2001) shares issued and outstanding	$11,488,452	$11,224,734
Retained earnings	7,405,223	7,092,559
Treasury stock	(26,970)	(26,970)
Accumulated other comprehensive income	241,631	87,555
Total Shareholder's Equity	$19,108,336	$18,377,878
Total Liabilities and Shareholders' Equity	$252,812,820	$255,167,602

Refer to notes to the consolidated financial statements

COMMUNITY NATIONAL BANCORPORATION
ASHBURN, GEORGIA
Consolidated Statements of Income
	For the Years Ended December 31,
Interest Income:	2002	2001	2000
Interest and fees on loans	$17,807,310	$20,381,971		$15,237,876
Interest on investment securities	858,579	787,077		691,052
Interest on deposits with other banks	10,930	55,602		206,195
Interest on federal funds sold	223,962	409,275		521,786
Total interest income	$18,900,781	$21,633,925		$16,656,909
Interest Expense:
Interest on deposits and borrowings	9,332,698	11,574,909		8,644,992
Net interest income	$9,568,083	$10,059,016		$8,011,917
Provision for possible loan losses	2,772,000	4,399,500		869,775
Net interest income after provision for possible loan losses	$6,796,083	$5,659,516		$7,142,142
Other Income:
Gain on sale/settlement of securities	$5,608	$2,800	$	- -
Service fees on deposit accounts	1,381,221	1,284,324		1,111,820
Miscellaneous, other	380,721	273,177		260,368
Total other income	$1,767,550	$1,560,301		$1,372,188
Other Expenses:
Salaries and benefits	$3,880,931	$3,531,665		$3,144,237
Data processing expense	499,746	475,129		455,355
Professional fees	579,149	250,695		327,489
Depreciation	490,077	526,880		465,965
Repairs and maintenance	379,811	263,037		284,988
Other operating expenses	1,945,599	1,783,886		1,578,837
Total other expenses	$7,775,313	$6,831,292		$6,256,871
Income before income tax	$788,320	$388,525		$2,257,459
Income tax	282,755	71,714		877,233
Net income	$505,565	$316,811		$$1,380,226
Basic earnings per share	$.26	$.17		$.76
Diluted earnings per share	$.26	$.16		$.71
Weighted Average Number of shares Outstanding:
Basic	$1,965,845	$1,868,871		$1,804,890
Diluted	$1,965,845	$1,920,938		$1,930,415

Refer to notes to the consolidated financial statements.

COMMUNITY NATIONAL BANCORPORATION
ASHBURN, GEORGIA
Consolidated Statements of Changes in Shareholders' Equity
for the years ended December 31, 2002, 2001 and 2000
	Common Stock		Treasury Stock			Retained	Accumulated Other Comprehensive	Total Shareholders'
	Shares	Amount	Shares	Amount		Earnings	Income	Equity
Balance, December 31, 1999	1,534,711	$7,702,091	- -	$	- -	$5,731,110	$(229,220)	$13,203,981
Comprehensive income: Net income, 2000	- -	- -	- -		- -	1,380,226	- -	1,380,226
Unrealized gain, securities	- -	- -	- -		- -	- -	179,848	179,848
Total comprehensive income	- -	- -	- -		- -	1,380,226	179,848	1,560,074
Dividends paid ($.10 per share)	- -	- -	- -		- -	(153,471)	- -	(153,471)
Exercise of warrants/options	100,474	334,901	- -		- -	- -	- -	334,901
Issuance of common stock	188,322	2,824,830	- -		- -	- -	- -	2,824,830
Treasury stock purchased	- -		1,872		(26,941)	- -	- -	(26,941)
Balance, December 31, 2000	1,823,507	$10,861,822	1,872		$(26,941)	$6,957,865	$(49,372)	17,743,374
Comprehensive income: Net income, 2001	- -	- -	- -		- -	316,811	- -	316,811
Unrealized gain, securities	- -	- -	- -		- -	- -	136,927	136,927
Total comprehensive income	- -	- -	- -		- -	316,811	136,927	453,738
Dividends paid ($.10)	- -	- -	- -		- -	(182,117)	- -	(182,117)
Exercise of warrants/options	108,874	362,912	- -		- -	- -	- -	362,912
Treasury stock transaction, net	- -		1,028		(29)	- -	- -	(29)
Balance, December 31, 2001	1,932,381	$11,224,734	2,900		$(26,970)	$7,092,559	$87,555	$18,377,878
Comprehensive income: Net income, 2002	- -	- -	- -		- -	505,565	- -	505,565
Unrealized Loss, securities	- -	- -	- -		- -	- -	154,076	154,076
Total comprehensive income	- -	- -	- -		- -	505,565	154,076	659,641
Dividends paid ($.10 per share)	- -	- -	- -		- -	(192,901)	- -	(192,901)
Exercise of warrants/options	79,114	263,718	- -		- -	- -	- -	263,718
Balance December 31, 2002	2,011,495	$11,488,452	2,900		$(26,970)	$7,405,223	$241,631	$19,108,336

Refer to notes to the consolidated financial statements.

COMMUNITY NATIONAL BANCORPORATION
ASHBURN, GEORGIA
Consolidated Statements of Cash Flows
	For the Years Ended December 31,
Cash flows from operating activities:	2002		2001		2000
Net income		$505,565		$316,811	$1,380,226
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of goodwill		- -		94,130	105,762
Depreciation		490,077		526,880	465,965
Net accretion on securities		(34,202)		(8,753)	(8,141)
(Gain) on sale or settlements of securities		(5,608)		(2,800)	- -
Provisions for loan losses		2,772,000		4,399,500	869,775
Decrease in other assets		1,896,413		(766,755)	(1,656,330)
(Decrease) in liabilities		(282,322)		(22,039)	635,784
Net cash provided by operating activities		$5,340,923		$4,536,974	$1,793,041
Cash flows from investing activities:
(Purchase) of goodwill	$	- -	$	- -	$(1,919,023)
Decrease in OREO properties		228,567		(763,186)	497,305
Proceeds from sale of securities		3,549,212		- -	- -
Proceeds from maturities and paydowns of securities		10,650,000		6,273,400	275,000
Purchase of investment securities		(16,047,105)		(8,279,640)	(3,534,416)
Net increase in loans		(450,481)		(44,179,433)	(62,928,065)
Sale of property and equipment		248,981		- -	- -
Purchase of property and equipment		(47,817)		(494,555)	(2,066,798)
Net cash used in investing activities		$(1,868,643)		$(47,443,414)	$(69,675,997)
Cash flows from financing activities:
Increase in borrowings		$2,050,000		$1,900,000	$1,092,000
Exercise of options, warrants		263,718		362,912	334,901
Sale of stock		- -		- -	2,824,830
Sale/(purchase) of treasury stock		- -		(29)	(26,941)
Payment of dividends		(192,901)		(182,117)	(153,471)
(Decrease) in customer deposits		(4,851,918)		49,453,877	68,596,568
Net cash used by financing activities		$(2,731,101)		$51,534,643	$72,667,887
Net increase in cash and cash equivalents		$741,179		$8,628,203	$4,784,931
Cash and cash equivalents, beginning of period		24,521,171		15,892,968	11,108,037
Cash and cash equivalents, end period		$25,262,350		$24,521,171	$15,892,968
Supplemental Information:
Income taxes paid		$241,013		$127,529	$1,064,000
Interest paid		$9,611,565		$11,562,113	$8,142,577

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

Property and Equipment. Building, furniture, equipment and leasehold improvements are stated at cost, net of accumulated depreciation. Land is carried at cost. Depreciation is computed using the straight line method over the estimated useful lives of the related assets. Maintenance and repairs are charged to operations, while major improvements are capitalized. Upon retirement, sale or other disposition of property and equipment, the cost and accumulated depreciation are eliminated from the accounts, and gain or loss is included in income from operations. The Company had no capitalized lease obligations at December 31, 2002 and 2001.

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

Income Taxes. Deferred income taxes (included in other assets) are provided for temporary differences between the tax basis of an asset or liability and its reported amount in the financial statements at the statutory tax rate. The components of other comprehensive income included in the consolidated statements of shareholders' equity have been computed based upon a 34% effective tax rate.

Cash and Cash Equivalents. For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks and federal funds sold. Generally, federal funds are purchased or sold for one day periods. The cash equivalents are readily convertible to known amounts of cash and present insignificant risk of changes in value due to maturity dates of 90 days or less.

Operating Segments. The Company determined, in accordance with Financial Accounting Standards No. 131, "Disclosure about Segment of an Enterprise and Related Information," that it is a single reportable entity since all its subsidiary banks have common regulatory authorities and all engage in the same line of business.

Income Per Share. Basic income per share is determined by dividing net income by the weighted-average number of common shares outstanding. Diluted income per share is determined by dividing net income by the weighted average number of common shares outstanding increased by the number of common shares that would be issued assuming the exercise of stock options. This also assumes that only options with an exercise price below the existing market price will be exercised. In computing net income per share, the Company uses the treasury stock method.

Stock-Based Compensation. The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25"), and related interpretations, in accounting for its employee stock options rather than the alternative fair value accounting allowed by SFAS No. 123, "Accounting for Stock-Based Compensation." APB No. 25 provides that the compensation expense relative to the Company's employee stock options is measured based on the intrinsic value of the stock option. SFAS No. 123 requires companies that continue to follow APB No. 25 to provide a pro-forma disclosure of the impact of applying the fair value method of SFAS No. 123.

The following is a reconciliation of reported and pro-forma net income and net income per share for the periods below:

	Year Ended December 31,
	2002		2001		2000
Net income, as reported		$505,565		$316,811		$1,380,226
Stock-based compensation expense		34,952		42,679		53,313
Pro-forma (fair value) net income		$470,613		$274,132		$1,326,912
Basic income per share:
As reported		$.26		$.17		$.76
Pro-forma		$.24		$.15		$.74
Diluted income per share:
As reported		$.26		.16		$.71
Pro-forma		$.24		$.14		$.69
Pro-forma value of option	$	N/A	$	N/A	$	N/A

The pro-forma (fair value) was estimated at the date of grant using the Black-Scholes option pricing model ("BLSC Model"). Note, however, that no warrants/options were granted during calendar years 2002, 2001 and 2000. BLSC Model requires the input of highly subjective assumptions, including the expected stock price volatility, and risk-free interest rates. Since changes in the subjective assumptions can materially affect the fair value estimate, in management's opinion, existing models (such as the BLSC Model) do not necessarily provide a reliable single measure of the fair value of the Company's options.

Below are details concerning the input assumptions utilized in conjunction with BLSC Model to produce the estimates for pro-forma (fair value) income for the periods below.

	Year Ended December 31,
	2002	2001	2000
Risk-free interest rate	5.58%	5.85%	5.85%
Dividend yield	.5%	.5%	.5%
Volatility factor	9.8%	6.6%	6.6%
Weighted average life of warrant/option	10 yrs	10 yrs	10 yrs

Goodwill and Other Intangibles. Goodwill represents the excess of the cost of an acquisition over the fair value of the net assets acquired in business combinations. On January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets", ("SFAS No. 142") and, on October 1, 2002, adopted Statement of Financial Accounting Standards No. 147, "Acquisitions of Certain Financial Institutions" ("SFAS No. 147"), which applies specifically to branch purchases that qualify as business combinations. Under SFAS No. 142 and No. 147, goodwill is no longer amortized but is subject to an annual impairment test. Under SFAS No. 142, the goodwill impairment assessment is performed at least annually. Based upon this assessment of the fair value of the reporting unit, the Company concluded the recorded value of goodwill was not impaired as of December 31, 2002.

Recent Accounting Pronouncements. In December 2001, the American Institute of Certified Public Accountants issued Statement of Position ("SOP") 01-6, "Accounting by Certain Entities (Including Entities With Trade Receivables) That Lend to or Finance the Activities of Others." SOP 01-6 reconciles the specialized accounting and financial reporting guidance in the existing Banks and Savings Institutions Guide, Audits of Credit Unions Guide, and Audits of Finance Companies Guide. The SOP eliminates differences in accounting and disclosure established by the respective guides and carries forward accounting guidance for transactions determined to be unique to certain financial institutions. Adoption of this pronouncement has not had a material impact on the Company's results of operations or financial position.

In October 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 147, "Acquisitions of Certain Financial Institutions," which addresses accounting for the acquisition of certain financial institutions. The provisions of SFAS No. 147 rescind the specialized accounting guidance in paragraph 5 of SFAS No. 72 and would require unidentifiable intangible assets to be reclassified to goodwill if certain criteria are met. Financial institutions meeting the conditions outlined in SFAS No. 147 will be required to restate previously issued financial statements after September 30, 2002. The adoption of SFAS No. 147 has had no material impact on the Company's results of operations or financial position.

In December 2002, FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," which amended SFAS No. 123, "Accounting for Stock-Based Compensation" to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based compensation. In addition, this statement amended the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the chosen method on reporting results. The provisions of SFAS No. 148 are effective for annual periods ending December 15, 2002, and for interim periods beginning after December 15, 2002.

In November 2002, FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." It addresses the accounting for the stand-ready obligation under guarantees. A guarantor is required to recognize a liability with respect to its stand-ready obligation under the guarantee even if the probability of future payments under the guarantee is remote. The initial liability will be measured as the fair value of the stand-ready obligation. Additionally, the Interpretation addresses the disclosure requirements for guarantees including the nature and terms of the guarantees, maximum potential for future amounts and the carrying amount of the liabilities. The disclosure requirements are effective for interim and annual financial statements ending after December 15, 2002. The initial recognition and measurement provisions are effective for all guarantees within the scope of Interpretation 45 issued or modified after December 31, 2002. Commercial letters of credit and other loan commitments, which are commonly thought of as guarantees of funds were not included in the scope of interpretation. The Company has made relevant disclosures in the current year financial statements. The Company does not expect the adoption of Interpretation No. 45 to have a material impact on its financials.

Note 3 - Federal Funds Sold

The subsidiary banks are required to maintain legal cash reserves computed by applying prescribed percentages to the various types of deposits. When the subsidiary banks' cash reserves are in excess of the required amounts, they may lend the excess to other banks on a daily basis. At December 31, 2002 and 2001, the subsidiary banks sold $18,036,000 and $17,008,000, respectively, to other banks through the federal funds market.

Note 4 - Securities Available-for-Sale

The amortized costs and estimated market values of securities available-for-sale as of December 31, 2002 follow:

	Amortized	Gross Unrealized			Estimated
Description	Costs	Gains	Losses		Market Values
U.S. Agency securities	$12,681,569	$212,969	$	- -	$12,894,538
Municipal securities	3,116,362	153,138		- -	3,269,500
FRB & FHLB stock	951,300	- -		- -	951,300
Equity Securities	82,594	- -		- -	82,594
Total Securities	$16,831,825	$366,107	$	- -	$17,197,932

All national banks are required to hold FRB stock and all members of the Federal Home Loan Bank are required to hold FHLB stock. Since no ready market exists for either stock, both, FRB and FHLB stocks are reported at cost.

The amortized costs and estimated market values of securities available-for-sale as of December 31, 2001 follow:

	Amortized	Gross Unrealized		Estimated
Description	Costs	Gains	Losses	Market Values
U.S. Agency securities	$11,397,123	$177,235	$(37,995)	$11,536,363
Municipal securities	2,916,714	29,070	(35,652)	2,910,132
FRB & FHLB stock	781,140	- -	- -	781,140
Equity Securities	82,594	- -	- -	82,594
Total Securities	$15,177,571	$206,305	$(73,647)	$15,310,229

The amortized costs and estimated market values of securities available-for-sale at December 31, 2002, by contractual maturity, are shown in the following chart. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Costs	Estimated Market Values
Due in one year or less	$3,208,079	$3,252,518
Due after one through five years	9,365,912	9,627,611
Due after five through ten years	2,652,890	2,695,717
Due after ten years	571,050	588,192
No maturity	1,033,894	1,033,894
Total securities	$16,831,825	$17,197,932

As of December 31, 2002 and 2001, securities with a par value of $6,118,000 and $3,440,000, respectively, were pledged to secure public funds, repurchase agreements, and for other purposes required or permitted by law.

During calendar year 2002, the Company sold securities in the amount of $3,549,212 and booked a gain of $3,342 from the above sale. No securities were sold during calendar years 2001 and 2000. The Company also recorded gains from settlement of securities; such gains amounted to $2,266, $2,800, and $0 for calendar years 2002, 2001 and 2000, respectively.

Note 5 - Loans

The composition of net loans by major loan category, as of December 31, 2002 and 2001, follows:

	December 31,
	2002	2001
Commercial, financial, agricultural	$133,055,822	$135,338,921
Real estate - construction	4,203,087	2,924,150
Real estate - mortgage	46,245,697	44,510,706
Installment	19,231,435	22,202,203
Loans, gross	$202,736,041	$204,975,980
Deduct:
Allowance for loan losses	(4,323,848)	(4,242,268)
Loans, net	$198,412,193	$200,733,712

The Company considers impaired loans to include all restructured loans, loans on which the accrual of interest had been discontinued and all other loans which are performing according to the loan agreement, but may have substantive indication of potential credit weakness. At December 31, 2002 and 2001, the total recorded investment in impaired loans, all of which had allowances determined in accordance with FASB Statements No. 114 and No. 118, amounted to approximately $25,363,935 and $12,947,528, respectively. The average recorded investment in impaired loans amounted to approximately $18,423,411 and $5,109,553 for the years ended December 31, 2002 and 2001, respectively. The allowance for loan losses related to impaired loans amounted to approximately $2,957,540 and $1,660,400 at December 31, 2002 and 2001, respectively. Interest income recognized on impaired loans for the years ended December 31, 2002 and 2001 amounted to $927,529 and $427,256, respectively. The amount of interest recognized on impaired loans using the cash method of accounting was not material for the years ended December 31, 2002 and 2001. Loans on non-accrual status at December 31, 2002 and 2001 had outstanding balances of $5,329,001 and $1,911,588, respectively. Interest recognized on non-accruing loans at December 31, 2002 and 2001 was not material. The Company has no commitments to lend additional funds to borrowers whose loans have been modified.

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

Activity within the Allowance account for the years ended December 31, 2002 and 2001 follows:

	Years ended December 31,
	2002	2001
Balance, beginning of year	$4,242,268	$2,577,473
Add: Provision for loan losses	2,772,000	4,399,500
Add: Recoveries of previously charged off amounts	586,335	221,033
Total	$7,600,603	$7,198,006
Deduct: Amount charged-off	(3,276,755)	(2,955,738)
Balance, end of year	$4,323,848	$4,242,268

Note 7 - Property and Equipment

Building, furniture, equipment, land and land improvements are stated at cost less accumulated depreciation. Components of property and equipment included in the consolidated balance sheets at December 31, 2002 and 2001 follow:

	Years ended December 31,
	2002	2001
Land	$1,064.268	$1,313,249
Building	4,684,996	4,783,398
Leasehold improvements	- -	166,500
Furniture and equipment	2,214,801	2,306,275
Property and equipment, gross	$7,964,065	$8,569,422
Deduct:
Accumulated depreciation	(2,381,395)	(2,295,511)
Property and equipment, net	$5,582,670	$6,273,911

As of December 31, 2001, the caption "land", above, includes a lot for future expansion in the amount of $248,981. As of December 31, 2002 the above lot was sold.

Depreciation expense for the years ended December 31, 2002, 2001 and 2000 amounted to $490,077, $526,880 and $465,965, respectively. Depreciation is charged to operations over the estimated useful lives of the assets. The estimated useful lives and methods of depreciation for the principal items follow:

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

At December 31, 2002 and 2001, the Company had unused loan commitments of approximately $9.8 million and $10.7 million, respectively. Additionally, standby letters of credit of approximately $1,542,800 and $1,523,123 were outstanding at December 31, 2002 and 2001, respectively. The majority of these commitments are collateralized by various assets. No material losses are anticipated as a result of these transactions.

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

Note 9 - Deposits

The following details deposit accounts at December 31, 2002and 2001:

	December 31,
	2002	2001
Non-interest bearing deposits	$15,736,712	$16,823,186
Interest bearing deposits:
NOW accounts	17,838,596	18,382,101
Money Market accounts	21,068,517	14,237,123
Savings	6,560,504	5,178,703
Time, less than $100,000	126,537,889	120,857,894
Time, $100,000 and over	39,786,395	56,901,524
Total deposits	$227,528,613	$232,380,531

At December 31, 2002 the scheduled maturities of all certificates of deposit were as follows:

Year Ending December 31,	Amount
2003 2004 2005 2006 2007 Total	$ $	130,783,787 24,785,327 8,921,898 769,676 1,063,596 166,324,284

Note 10 - Borrowings

On March 30, 2001, the Company replace an existing loan with another one, increasing the loan balance by $1.0 million to $3.0 million ("Loan A"). The loan which was made by an unrelated financial institution ("Lender") has a rate of interest of prime less 1/2%, and the collateral provided by the Company consists of 100% of the voting shares of Cumberland Bank. Interest payments are due quarterly until March 31, 2003. Thereafter and beginning on April 1, 2003 through April 1, 2012, annual interest payments plus principal reductions are due. The annual principal reductions shall not be less than 10% of the highest outstanding loan balance. Until the loan was replaced by another loan on March 31, 2002, the Company and Cumberland Bank had not met the following affirmative and negative covenants:

    Cumberland Bank's net charge-offs shall be less than .75% of average loans;

    Cumberland Bank's non-performing loans shall be less than .75% of total assets;

    Non-performing loans plus OREO properties shall be less than 2.0% of Cumberland Bank's assets; and

    The Company's return on average assets, on a quarterly basis, shall not be less than .75%.

The Company discussed the above items with the Lender who, in turn, accepted the exceptions without further actions. As of December 31, 2002 and 2001, the principal balance on Loan A was $0 and $2,992,000.

On December 24, 2001, the Company executed another loan ("Loan B") with the above Lender. The rate of interest is at prime less 1/2%, but with a floor of 5.5%. The collateral consists of 100% of the voting shares of all three subsidiary banks. All other terms, including timing and amounts of payments, are similar to Loan A, above. Again, all affirmative and negative covenants were met with the exception of the four items in Loan A plus the following:

    The Company's capital accounts shall not be less than $19.0 million.

The Company discussed the above exceptions with the Lender who, in turn, accepted the exceptions without further actions. As of December 31, 2002 and 2001, the outstanding balance of Loan B was $0 and $0, respectively.

On March 31, 2002 the Company replaced Loan A and Loan B with another loan (Loan C). Loan C paid-off Loan A and Loan B in full. Loan C is in the form of a line of credit with borrowing capacity of up to $6.0 million. Later, when Loan C balance reached $5,042,000, Lender would not permit additional advances until such time as all affirmative and negative covenants are met. The rate of interest on Loan C is at prime less 1/2%, but with a floor of 5.5%. The collateral consists of 100% of the voting shares of all three subsidiary banks. Loan C requires quarterly interest payments and a 10% principal reduction beginning on April 1, 2003. Loan C should be paid in full by April 1, 2012.

With respect to Loan C, as of December 31, 2002, the Company and its subsidiary banks met all affirmative and negative covenants with the following exceptions:

    The Company was unable to maintain a quarterly and annual return on average assets of .75% and .60%, respectively.

    Community Bank and Tarpon Bank were unable to maintain the ratio of net charge-offs to average loans at or below .75%, and

    Cumberland Bank and Tarpon Bank were unable to maintain the ratio of non-performing loans plus OREO to total assets at or below 2.0%.

The Company is discussing the above exceptions with the Lender. As of December 31, 2002, the outstanding balance on Loan C was $5,042,000.

Note 11 - Shareholders' Equity

The Company currently has 50.0 million shares authorized: 2,011,495 and 1,932,381 shares outstanding at December 31, 2002 and 2001, respectively. In addition, the Company is authorized to issue up to 10.0 million shares of no-par value preferred stock. As of December 31, 2002 and 2001, no shares of preferred stock were issued and outstanding.

As of December 31, 2002, there were 100,000 warrants convertible into the Company's common stock on a one-to-one basis upon surrender of warrants together with a cash consideration of $10.00 per warrant. There were 73,834, 93,034 and 84,634 warrants exercised during calendar years 2002, 2001 and 2000, respectively. At December 31, 2002, there were 10,000 stock options convertible into the Company's common stock on a one-to-one basis upon surrender of stock options together with a cash consideration of $12.00 per option. During each of calendar years 2002, 2001 and 2000, 5,280, 15,840 and 15,840 stock options, respectively, were converted into the Company's common stock.

Note 12 - Interest on Deposits and Borrowings

A summary of interest expense for the years ended December 31, 2002, 2001 and 2000 follows:

	December 31,
	2002	2001	2000
Interest on NOW accounts	$329,398	$363,442	$306,341
Interest on money market accounts	511,966	497,928	433,084
Interest on savings accounts	127,371	121,425	116,754
Interest on CDs under $100,000	5,818,726	7,326,899	5,164,133
Interest on CDs $100,000 and over	2,246,031	3,028,715	2,416,534
Interest on federal funds, FHLB and borrowings	299,206	236,500	208,146
Total interest on deposits and borrowings	$9,332,698	$11,574,909	$8,644,992

Note 13 - Other Operating Expenses

A summary of other operating expenses for the years ended December 31, 2002, 2001 and 2000 follows:

	December 31,
	2002	2001	2000
Stationary and supplies	$226,196	$214,877	$200,500
Regulatory fees	204,255	90,167	97,487
Courier and postage	155,735	150,767	127,469
Advertising and business development	179,536	184,798	201,288
Utilities and telephone	185,076	177,494	140,380
Directors' fees	152,300	121,650	99,400
Taxes and licenses	161,105	160,178	117,569
Repossession and maintenance of OREO	239,725	44,254	- -
Goodwill amortization	- -	94,130	105,762
All other operating expenses	441,671	545,571	488,982
Total other operating expenses	$1,945,599	$1,783,886	$1,578,837

Note 14 - Income Taxes

As of December 31, 2002, 2001 and 2000, the Company's provision for income taxes consisted of the following:

	December 31,
	2002	2001	2000
Current	$269,523	$41,914	$740,789
Deferred	13,232	29,800	136,444
Income tax expense	$282,755	$71,714	$877,233

The Company's provision for income taxes differs from the amounts computed by applying the federal income tax statutory rates to income before income taxes. The effective tax rate and the statutory federal income tax rate are reconciled as follows:

	December 31,
	2002	2001	2000
Federal tax at statutory rate State income tax, net of Federal benefit Change in valuation allowance Tax-exempt interest Other Effective tax rate	34.0% 5.2% 5.5% (10.1%) 1.1% 35.7%	34.0% 2.0% 7.4% (17.0%) (7.9%) 18.5%	34.0% 2.3% 5.4% (1.2%) (1.6%) 38.9%

The tax effects of the temporary differences that comprise the net deferred tax assets at December 31, 2002 and 2001 are presented below:

	December 31,
	2002	2001
Deferred tax assets:
Allowance for loan losses	$1,487,108	$1,411,874
Unrealized gain, securities	(124,476)	(44,699)
Deferred asset, depreciation	3,011	935
Capitalized opening expenses	115,342	115,342
Valuation reserve	(766,329)	(753,097)
Net deferred tax asset	$714,656	$730,355

There was a net change in the valuation allowance during the calendar years 2002 and 2001. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projection for future taxable income over the periods which the temporary differences resulting in the deferred tax assets are deductible, management believes it is more likely than not that the Company will realize the benefits of those deductible differences, net of the existing valuation allowance at December 31, 2002.

Note 15 - Related Party Transactions

Stock Warrants and Options. All outstanding warrants were issued to directors of either the Company, Community Bank, or Cumberland Bank. No stock warrants were granted during calendar years 2002, 2001 and 2000. At December 31, 2002, there were 100,000 warrants outstanding, all expiring in calendar year 2006. There were also 10,000 options outstanding at December 31, 2002, all expiring during calendar year 2006. No stock options were granted during calendar years 2002, 2001 and 2000. Please refer to Note 11 for additional information concerning warrants/options.

Borrowings and Deposits by Directors and Executive Officers. Certain directors, principal officers and companies with which they are affiliated are customers of and have banking transactions with the subsidiary banks in the ordinary course of business. As of December 31, 2002 and 2001, loans outstanding to directors, their related interests and executive officers aggregated $6,086,194 and $5,952,416, respectively. These loans were made on substantially the same terms, including interest rates and collateral, as those prevailing at the same time for comparable transactions with unrelated parties. In the opinion of management, loans to related parties did not involve more than normal credit risk or present other unfavorable features.

A summary of the related party loan transactions during the calendar years 2002 and 2001 follows:

	Insider Loan Transactions
	2002	2001
Balance, beginning of year	$5,952,416	$5,520,276
New loans	5,111,620	2,081,093
Less: Principal reductions	(4,977,842)	(1,648,953)
Balance, end of year	$6,086,194	$$5,952,416

Deposits by directors and their related interests, as of December 31, 2002 and 2001 approximated $2,345,821 and $2,744,246, respectively.

Note 16 - Employee Benefit Plans

A profit sharing plan (the "Plan") was established by the Company to provide for participation in profits by employees or their beneficiaries. The annual contribution to the Plan, not to exceed allowable deductions per tax laws and regulations, is determined by the Board of Directors. The Plan has a pre-determined formula for allocating contributions among participants and for distributing funds upon the occurrence of certain events. For the years ended December 31, 2002, 2001 and 2000, the Company contributed $0, $268,932, and $186,574, respectively, to the Plan. In addition, beginning with calendar year 2000, the Company offered a 401(k) plan in which it matched a portion of the employees' contribution. For the years ended December 31, 2002, 2001 and 2000, the Company contributed $41,642, $32,823 and $9,070, respectively, to the above plan.

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

Approximately sixty-three percent of the Company's loan portfolio is concentrated in loans secured by real estate, of which a substantial portion is secured by real estate in the Company's PSA. Accordingly, the ultimate collectibility of the loan portfolio is susceptible to changes in market conditions in the Company's PSA. The other significant concentrations of credit by type are set forth under Note 5.

The Company, as a matter of policy, does not generally extend credit to any single borrower or group of related borrowers in excess of 15% of the subsidiary banks' statutory capital, or approximately $3,250,000.

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

The following table presents the carrying amounts and fair values of the specified assets and liabilities held by the Company at December 31, 2002 and 2001. The information presented is based on pertinent information available to management as of December 31, 2002 and 2001. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued since that time, and the current estimated fair value of these financial instruments may have changed since that point in time.

	December 31, 2002		December 31, 2001
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets:
Cash and due from banks	$6,830,350	$6,830,350	$7,117,171	$7,117,171
Interest bearing deposits with other banks	396,000	396,000	396,000	396,000
Federal funds sold	18,036,000	18,036,000	17,008,000	17,008,000
Securities available-for-sale	17,197,932	17,197,932	15,310,229	15,310,229
Loans	198,412,193	199,513,098	201,733,712	201,385,282
Accrued interest receivable	2,916,941	2,916,941	3,992,883	3,992,883
Financial liabilities:
Deposits	$227,528,613	$228,228,146	$232,380,531	$235,897,305
Borrowings	5,042,000	5,042,000	2,992,000	2,992,000
Accrued interest payable	922,237	922,237	1,201,104	1,201,104

Note 19 - Regulatory Matters

The Company is governed by various regulatory agencies. Bank holding companies and their nonbanking subsidiaries are regulated by the FRB. National banks are primarily regulated by the OCC. All federally-insured banks are also regulated by the FDIC. The Company's banking subsidiaries include three national banks, all insured by the FDIC.

Various requirements and restrictions under federal and state laws regulate the operations of the Company. These laws, among other things, require the maintenance of reserves against deposits, impose certain restrictions on the nature and terms of the loans, restrict investments and other activities, and regulate mergers and the establishment of branches and related operations. The ability of the parent company to pay cash dividends to its shareholders and service debt may be dependent upon cash dividends from its subsidiary banks. Each subsidiary bank is subject to limitations under federal law in the amount of dividends it may declare. At December 31, 2002, two of the three subsidiary banks' retained earnings were not available for dividend declaration without prior regulatory approval.

The banking industry is also affected by the monetary and fiscal policies of regulatory authorities, including the FRB. Through open market securities transactions, variations in the discount rate, the establishment of reserve requirements and the regulation of certain interest rates payable by member banks, the FRB exerts considerable influence over the cost and availability of funds obtained for lending and investing. Changes in interest rates, deposit levels and loan demand are influenced by the changing conditions in the national economy and in the money markets, as well as the effect of actions by monetary and fiscal authorities. Pursuant to the FRB's reserve requirements, the subsidiary banks were required to maintain certain cash reserve balances with the Federal Reserve System of approximately $502,000 and $395,000 at December 31, 2002 and 2001, respectively.

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

Qualitative measures established by regulation to ensure capital adequacy require the Company and each subsidiary bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital to average assets (as defined). Management believes that the Company and each subsidiary bank, as of December 31, 2002, meet all capital adequacy requirements to which they are subject.

As of December 31, 2002, each subsidiary bank met the capital ratios of Well Capitalized. However since two of the three subsidiary banks are under a Formal Agreement with their regulator, the capital guidelines are not applicable to them. In general, to be categorized as Adequately Capitalized or Well Capitalized, the banks must maintain the following capital ratios:

	Adequately Capitalized	Well Capitalized
Total risk-based capital ratio Tier 1 risk-based capital ratio Tier 1 leverage ratio	8.0% 4.0% 4.0%	10.0% 6.0% 5.0%

The Company's and Community Bank's (the largest subsidiary bank) actual capital amounts and ratios are presented in the following table:

Minimum Regulatory Capital Guidelines for Banks
(Dollars in thousands)	Actual		Adequately Capitalized			Well Capitalized
	Amount	Ratio	Amount		Ratio	Amount		Ratio
As of December 31, 2002: Total capital-risk-based (to risk-weighted assets): Community Bank Consolidated	$15,623 20,945	11.4% 10.6%	$10,994 15,766	> >	8% 8%	$14,743 N/A	> >	10% N/A
Tier 1 capital-risk-based (to risk-weighted assets): Community Bank Consolidated	$13,905 18,482	10.1% 9.4%	$5,497 7,883	> >	4% 4%	$8,246 N/A	>	6% N/A
Tier 1 capital-leverage (to average assets): Community Bank Consolidated	$13,905 18,482	8.3% 7.3%	$ 6,680 10,160	> >	4% 4%	$8,350 N/A	>	5% N/A
Minimum Regulatory Capital Guidelines for Banks
(Dollars in thousands)	Actual		Adequately Capitalized			Well Capitalized
	Amount	Ratio	Amount		Ratio	Amount		Ratio
As of December 31, 2001: Total capital-risk-based (to risk-weighted assets): Community Bank Consolidated	$14,256 20,553	10.3% 10.0%	$11,109 16,403	> >	8% 8%	$13,886 N/A	> >	10% N/A
Tier 1 capital-risk-based (to risk-weighted assets): Community Bank Consolidated	$12,520 17,990	9.0% 8.8%	$5,554 8,202	> >	4% 4%	$8,332 N/A	>	6% N/A
Tier 1 capital-leverage (to average assets): Community Bank Consolidated	$12,520 17,990	7.3% 7.2%	$6,821 10,053	> >	4% 4%	$8,527 N/A	>	5% N/A

On April 11, 2002, Cumberland Bank entered into an agreement with the OCC, pursuant to which Cumberland Bank agreed to take certain measures to ensure its safe and sound operations, including:

    appointing of a compliance committee responsible for monitoring and coordinating the agreement;

    reviewing Board's committee structure;

    achieving certain capital levels;

    implementing a written risk management program;

    implementing a written program to improve loan portfolio management and administration;

    employing a qualified consultant to perform an ongoing asset quality review;

    obtaining current and satisfactory credit information on all loans lacking such information;

    establishing a program for the maintenance of an adequate allowance for loan and lease losses;

    improving the liquidity position to a level that is sufficient to sustain current operations and to withstand any extraordinary demand against the funding base;

    adhering to legal lending limits;

    correcting each violation of law or regulation;

    adopting a written three-year strategic plan;

    ensuring that financial books and records are restored to a complete and accurate condition;

    adhering to an independent audit program; and

    improving management of information systems activities.

On August 28, 2002, Tarpon Bank entered into an agreement with the OCC, pursuant to which Tarpon Bank agreed to take certain measures to ensure its safe and sound operations, including:

    submitting monthly progress reports to the OCC;

    appointing a new President;

    employing an independent outside management consultant;

    achieving certain capital levels;

    implementing a written program to improve management and administration of the loan portfolio;

    taking action to strengthen criticized assets;

    establishing a program for the maintenance of an adequate allowance for loan and lease losses;

    adopting a written three-year strategic plan;

    adhering to an independent audit program; and

    improving management of information system activities.

Note 20 - Dividends

The primary source of funds available to the Company to pay shareholder dividends and other expenses is from its subsidiary banks. Bank regulatory authorities impose restrictions on the amounts of dividends that may be declared by banks. Further restrictions could result from a review by regulatory authorities of the subsidiary banks' capital adequacy. During the calendar years 2002 and 2001, dividends paid by the Company to its shareholders amounted to $192,901 and $182,117, respectively. On a per share basis, the above dividends amounted to $.10 for each of calendar years 2002 and 2001.

Note 21 - Parent Company Financial Information

This information should be read in conjunction with the other notes to the consolidated financial statements.

Parent Company Balance Sheets
December 31,
2002		2001
Assets:
Cash	$172,583	$73,508
Accounts receivable	485,789	512,911
Investment in subsidiaries	22,028,930	19,641,831
Investment in goodwill	1,719,130	1,719,130
Other Assets	171,125	80,000
Total Assets	$24,577,557	$22,027,380
Liabilities and Shareholders' Equity:
Accounts payable	$427,221	$657,502
Note payable	5,042,000	2,992,000
Total Liabilities	$5,469,221	$3,649,502
Common stock	$11,488,452	$11,224,734
Retained earnings	7,405,223	7,092,559
Treasury stock	(26,970)	(26,970)
Accumulated comprehensive income	241,631	87,555
Total Shareholders' equity	$19,108,336	$18,377,878
Total Liabilities and Shareholders' equity	$24,577,557	$22,027,380
Parent Company Statements of Income
	Years Ended December 31,
Revenues:	2002	2001	2000
Interest income	$683	$1,798	$2,264
Management fees	68,726	124,643	- -
Dividends from Community Bank	325,000	1,000,000	200,000
Total revenues	$394,409	$1,126,441	$202,264
Expenses:
Salaries and benefits	$152,580	$141,706	$19,548
Interest expense	228,573	91,785	92,993
Professional fees	217,618	46,347	164,493
Amortization of goodwill	- -	94,130	105,762
Other expenses	73,113	65,777	47,736
Total expenses	$671,884	$439,745	$430,532
(Loss) before taxes and equity in undistributed earnings of subsidiaries	$(277,475)	$686,696	$(228,268)
Tax (benefit	(600,018)	(154,914)	(119,739)
Income before equity in undistributed earnings of subsidiaries	$322,543	$841,610	$(108,529)
Equity in undistributed loss of subsidiaries	183,022	(524,799)	1,488,755
Net income	$505,565	$316,811	$1,380,226

Parent Company Statements of Cash Flows
	Year Ended December 31,
	2002	2001	2000
Cash flows from operating activities:
Net income	$505,565	$316,811	$1,380,226
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed earnings of Bank	(183,022)	524,799	(1,488,755)
Amortization of goodwill	- -	94,130	105,762
(Increase) in receivables and other assets	(64,004)	(160,874)	(113,992)
(Decrease) in payables	(230,281)	472,067	118,637
Net cash provided by operating activities	$28,258	$1,246,933	$1,878
Cash flows from investing activities:
Investment in subsidiaries	$(2,050,000)	$(3,350,000)	$(2,261,468)
Decrease in investments	- -	10,000	50,000
Purchase of goodwill	- -	- -	(1,919,023)
Net cash used by financing activities	$(2,050,000)	$(3,340,000)	$(4,130,491)
Cash flows from financing activities:
Increase in borrowings	$2,050,000	$1,900,000	$1,092,000
Exercise of warrants, options	263,718	362,912	334,901
Sale of stock	- -	- -	2,824,830
Payment of cash dividends	(192,901)	(182,117)	(153,471)
Purchase of treasury stock	- -	(29)	(26,941)
Net cash provided by financing activities	$2,120,817	$2,080,766	$4,071,319
Net (decrease) in cash and cash equivalents	$99,075	$(12,301)	$(57,294)
Cash and cash equivalents, beginning of year	73,508	85,809	143,103
Cash and cash equivalents, end of year	$172,583	$73,508	$85,809

Note 22 - Subsequent Events

As of the date of this report, the Company did not have sufficient liquid assets to pay its annual debt obligation of $504,200, which obligation is due on April 1, 2003. The Company is evaluating all available alternatives to bring about resolution of this matter.

Item 8.	Changes in and Disagreements With Accountants and Financial Disclosure.

The Registrant did not change accountants in 2002 and continues to use the independent accounting firm of Francis & Company, CPAs.

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

Name	Age	Position with Company and Bank and Principal Occupation
Class I (Terms expiring in 2003)
T. Brinson Brock, Sr.	46

Mr. Brock has served as a director of the Company since August 1989, President and Chief Executive Officer of CNB since March 24, 1998, a director and Secretary of CNB since August 1990 and a director of Tarpon since February 2000 and a director of Cumberland from October 1999 until June 2002. In addition, he served as the President and Chief Executive Officer of the Company from June 1999 until June 2002, as Executive Vice President and Acting Chief Executive Officer from March 24, 1998 to June 7, 1999, and as Secretary of the Company from November 1989 to May 1998. Mr. Brock raises beef cattle out of which he places many FFA and 4H show calves for club members across the state. He also raises quarter and registered miniature horses, which his children show and sell. He serves as Vice President of the Turner County Cattlemen's Association. He is an active member of Georgia Banker's Association Agricultural Committee and is an instructor in various AIB and bank training programs. Mr. Brock is a member of both the Turner and Crisp County Chambers of Commerce. He is a deacon of Ashburn First Baptist Church.

Willis R. Collins	57

Mr. Collins has served as director of the Company since August 1989 and served as Chairman of the Board from August 2000 to July 2002 and from August 1990 to July 1992. He has served as a director of CNB since August 1990. Mr. Collins served as a Commissioner of Turner County, Georgia from 1986 to 1993. He organized Cotton Warehouse, Inc. in 1988 and is a partner and manager of Arabi Gin Company.

Shirley Crawford	66	Ms. Crawford has served as a director of the Company, and of CNB, since July 2002. She is a community volunteer in Turner County.
Donald M. Crews	55

Mr. Crews has served as a director of the Company since May 1999 and of Cumberland since October 1999. Mr. Crews has been the owner and operator of Furniture Factory Outlet, St. Marys, Georgia, since 1985. Mr. Crews also owns and manages real estate. Mr. Crews is a past director of the Camden/Kingsbay Chamber of Commerce and the Camden/Kingsbay Navy League and has served for six years on the Better Business Committee for Camden County.

Benny Warren Denham	72

Mr. Denham has served as a director of the Company since August 1989, of CNB since August 1990, and of Cumberland since February 2000. Mr. Denham currently serves as the Chairman of the Board of CNB and served as Chairman of the Board of the Company from August 1992 to July 1994. Mr. Denham is a co-owner of Denham Farms and has operated this farming business since 1951. Mr. Denham has been a director of Oglethorpe Power Company since 1988, and serves as its Chairman. Mr. Denham serves on the Georgia Electric Membership Corporation Executive Committee and is a past President. He is also director of Irwin Electric Membership Corporation and served as Chairman for several years. Mr. Denham served as a Commissioner of Turner County, Georgia from 1980 to 1990.

Class II (Terms expiring in 2004)
Lloyd Greer Ewing	58

Mr. Ewing has served as a director of the Company since August 1989, and of CNB since August 1990. He served as Chairman of the Board for the Company from August 1996 to July 1998. Mr. Ewing joined Ewing Buick, Pontiac, GMC Trucks, Inc. in 1973 and has held various positions in that company. He is now its President and General Manager. Mr. Ewing is a former member of the Board of Directors at First Federal Savings Bank of Turner County.

Grady Elmer Moore	68

Mr. Moore has served as a director of the Company since August 1989, and of CNB since August 1990. Mr. Moore runs a row crop operation, G.M. Farms, Inc., which he has pursued for the past thirty-six years.

Sara Ruth Raines	57

Mrs. Raines currently serves as the Chairman of the Board of the Company. She has served as a director of the Company since August 1989 and as a director of CNB since August 1990. She has also served as a director of Cumberland since February 2000. Mrs. Raines served simultaneously as Chairman of the Board of the Company and Chairman of the Board of CNB from August 1998 to August 2000. She is the President of Raines Investment Group, Inc., which is a franchisee of Aaron's Sales and Leasing.

Joe Sheppard	69

Mr. Sheppard has served as a director of the Company since May 1999 and of Cumberland since October 1999. He has served as Chairman of the Board of Resource Systems, Inc., an Atlanta-based company engaged in the telecommunications business, for more than six years.

Class III (Terms expiring in 2005)
Bobby Y. Franklin	57

Mr. Franklin has served as a director of the Company since May 1999 and of Cumberland since October 1999. Mr. Franklin has been the owner and operator of B&D Tire Company in Kingsland, Georgia, since 1979 and the owner of Franklin Properties in Hilliard, Florida, since 1979. Mr. Franklin serves as director of the Georgia Tire and Retreaders Dealers Association.

Benjamin E. Walker	72

Mr. Walker has served as a director of the Company since August 1989, and of CNB and Tarpon since August 1990 and March 2000, respectively. He served as Chairman of the Board of the Company from August 1994 to July 1996. Mr. Walker is a part-owner of M & W Sportswear, Inc., a local garment contracting company. Mr. Walker is also a co-owner of SWS Garment, Inc., a uniform manufacturing company in Fitzgerald, Georgia.

Jimmie Ann Ward	65	Mrs. Ward has served as a director of the Company since August 1989, and of CNB since August 1990. Mrs. Ward is Vice President of Ward Land Company and is a community volunteer in Turner County.
Freddie J. Weston, Jr.	65

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

B.	Executive Officers.
Theron G. Reed	60

Theron G. Reed has served as the Company's President and Chief Executive Officer of the Company since June 2002. He is a co-founding director of the Company and served as its first President and Chief Executive Officer from November 1989 until March 1998. Mr. Reed served as president of Rockwood Industries from March 1998 to June 2002. He was employed by the Ashburn Bank from 1965 until April 1989, serving as President and CEO from March 1980 until his resignation in April 1989.

C.	Compliance with Section 16(a)

The Company believes that under the SEC rules for reporting securities transactions by executive officers, directors and beneficial owners of more than 10% of the Common Stock, all required reports for 2002 have been timely filed.

Item 10.	Executive Compensation.
A.	Named Executive Officers.

The following table sets forth the compensation paid to the named executive officers of the Company for each of the Company's last three completed fiscal years:

SUMMARY COMPENSATION TABLE
Annual Compensation
Name and Principal Position (a)		Year (b)	Salary (c)	Bonus (d)	Other Annual Compensation (e)
Theron G. Reed President and Chief Executive Officer of the Company		2002 2001 2000	$55,716 N/A N/A	$ 1,500 N/A N/A	$ 0 N/A N/A
T. Brinson Brock, Sr*. Former President and Chief Executive Officer of the Company		2002 2001 2000	$130,000 $130,000 $125,000	$ 1,500 $45,000 $39,000	$20,043(1) $29,868(2) $30,108(3)
*Mr. Brock served as President and Chief Executive Officer of the Company from June 1999 until June 11, 2002, at which time he was replaced in these capacities by Mr. Reed.
Long Term Compensation
Name and Principal Position (a)	Year (b)	Re- stricted Stock Awards (f)	Securities Underlying Options /SARs (g)	All LTIP Pay-outs (h)	Other Compen- sation (i)
Theron G. Reed President and Chief Executive Officer of the Company	2002 2001 2000	$0 N/A N/A	$0 N/A N/A	$0 N/A N/A	$0 N/A N/A
T. Brinson Brock, Sr. Former President and Chief Executive Officer of the Company	2002 2001 2000	$0 $0 $0	$0 $0 $0	$0 $0 $0	$0 $0 $0

(1) Consists of $5,100 in profit sharing contributions.

(2) Includes $21,600 in profit sharing contributions.

(3) Includes $19,680 in profit sharing contributions.

OPTION/SAR GRANTS IN LAST FISCAL YEAR

In 2002, the Company did not make any grants of stock options to executive officers.

AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FY-END OPTION/SAR VALUES
Name (a)	Shares Acquired on Exercise (b)	Value Realized (c)	Number of Securities Underlying Unexercised Options/SARs at FY-End Exercisable /Unexercisable (d)	Value of Unexercised in-the-Money Options/SARs at FY-End Exercisable /Unexercisable (e)
Theron G. Reed T. Brinson Brock, Sr.	0 5,280	0 35,878(1)	0/0 0/0	$0/$0 $0/$0

(1) Value realized was computed as equal to the difference between $101/8, the estimated fair market value of the Company's Common Stock on the date of the exercise (August 5, 2002), and $3.33, the option's exercise price per share.

B.	Directors.

Each director of the Company received $500 for each regularly scheduled meeting of the Board of Directors that he or she attended. Directors were not paid for special meetings of the Board of Directors.

Item 11.	Security Ownership of Certain Beneficial Owners and Management.

On March 28, 2003, the Company had 1,271 shareholders of record.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

As of March 28, 2003, there are no persons or entities known to the Company to be a beneficial owner of more than 5% of the Common Stock. Please see the first footnote in the section below entitled "Security Ownership of Management" for a definition of "beneficial ownership" set forth in rules under Section 13(d) of the Securities Exchange Act of 1934, as amended.

SECURITY OWNERSHIP OF MANAGEMENT

The following table sets forth share ownership information as of March 28, 2003 of the Registrant's Common Stock with respect to (i) each director and named executive officer of the Registrant who beneficially owns Common Stock of the Registrant; and (ii) all directors and named executive officers of the Registrant as a group*:

Name and Address of Beneficial Owner	Number of shares	Percent of Class(1)
T. Brinson Brock, Sr. 1252 Brock Road Arabi, Georgia 31712	84,664(2)	4.21%
Willis R. Collins 9655 Georgia Highway 112 East Rebecca, Georgia 31783	92,165(3)	4.58%
Shirley Crawford 56 South Academy Street Rebecca, Georgia 31783	95,222(4)	4.74%
Donald W. Crews 2001 Osborn Road St. Marys, Georgia 31558	31,510(5)	1.56%
Benny Warren Denham 424 East Inaha Road Sycamore, Georgia 31790	32,830(6)	1.63%
Lloyd Greer Ewing 545 East Monroe Ashburn, Georgia 31714	39,211(7)	1.95%
Bobby Y. Franklin Route 3, Box 6560 Hilliard, Florida 32046	41,000(8)	2.02%
Grady Elmer Moore 5580 Highway 33 North Arabi, Georgia 31712	81,050(9)	4.03%
Sara Ruth Raines P.O. Box 606 Ashburn, Georgia 31714	70,509(10)	3.51%
Theron G. Reed 2945 Georgia Highway 90W Rebecca, Georgia 31783	21,201	1.05%
Joe S. Sheppard 119 River Bend Drive St. Marys, Georgia 31558	22,000(11)	1.09%
Benjamin E. Walker P.O. Box 185 Ashburn, Georgia 31714	79,861(12)	3.97%
Jimmie Ann Ward 1330 Warwick Highway Ashburn, Georgia 31714	75,000(13)	3.73%
Freddie J. Weston, Jr. 828 West Madison Avenue Ashburn, Georgia 31714	15,000	0.75%
All directors, nominees and named executive officers as a group (13 persons)	781,223 shares	38.05%

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

  The percentages are based on 2,011,495 shares of Common Stock outstanding, plus shares of Common Stock which may be acquired by the beneficial owner, or group of beneficial owners, within 60 days of March 28, 2003, by exercise of options and/or warrants. The percentage total differs from the sums of the individual percentages due to the differing denominators with respect to each calculation.

  Includes 1,190 shares held as custodian for Brent Brock, 1,006 shares held as custodian for Kristen Brock, 370 shares held as custodian for Hunter Chess Brock, and 1,224 shares owned by Mr. Brock's wife, as to all of which Mr. Brock disclaims beneficial ownership.

  Includes 45,132 shares owned by Mr. Collins's wife as to which he disclaims beneficial ownership.

  Includes 8,115 shares held as custodian for her son Gene Scott Crawford and 8,115 shares held as custodian for her son Phillip Andrew Crawford, as to all of which she disclaims beneficial ownership.

  Includes the right to acquire 15,000 shares pursuant to currently exercisable warrants.

  Includes 4,788 shares owned by Mr. Denham's wife as to which he disclaims beneficial ownership.

  Includes 9,000 shares owned by his children (3,000 each for Mary Margaret Ewing, Lloyd S. Ewing and Jennifer L. Ewing) as to which Mr. Ewing disclaims beneficial ownership.

  Also includes the right to acquire 16,000 shares pursuant to currently exercisable warrants.

  Includes 5,000 shares owned by Mr. Moore's wife as to which he disclaims beneficial ownership.

  Includes 1,500 shares owned by Ruth's of Ashburn, Inc., 900 shares owned by Georgia Produce EXC, Inc. and 35,019 shares owned by Mrs. Raines's husband and his IRA, as to all of which Ms. Raines disclaims beneficial ownership.

  Also includes the right to acquire 11,000 shares pursuant to currently exercisable warrants.

  Includes 35,061 owned by the Walker Family Partnership. Also includes 12,300 shares owned by Mr. Walker's wife as to which he disclaims beneficial ownership.

  Includes 15,000 shares held in the name of her son, Michael E. Ward.

Item 12.	Certain Relationships and Related Transactions.

During 2001 and 2002, CNB loaned funds to certain of the Company's executive officers and directors in the ordinary course of business, on substantially the same terms as those prevailing at the time for comparable transactions with other customers, and which did not involve more than the normal risk of collectibility or present other unfavorable features.

Item 13.	Exhibits List and Reports on Form 8-K.
A. Exhibits.
Exhibit Number	Sequential Description
3(i)

Amended and Restated Articles of Incorporation of Registrant, incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-4, File 333-92407, which became effective on January 27, 2000.

3(i)(a)	Amendment to Amended and Restated Articles of Incorporation of Registrant, which became effective on April 9, 2003*.
3(ii)	Bylaws of Registrant, incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-4, File 333-92407, which became effective on January 27, 2000.
4	Non-Voting Series A Preferred Stock Purchase Agreement between Registrant and 13 of its directors, effective April 9, 2003*.
21	Subsidiaries of Registrant*
99.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350*
99.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350*
* Attached hereto.
B. Reports on Form 8-K.

On September 19, 2002, Registrant filed a report on Form 8-K describing the agreement entered into between Registrant and Trident Securities, a division of McDonald Investments Inc. ("Trident"), wherein Trident agreed to provide financial advisory services for Registrant.

Item 14.	Controls and Procedures.

Within 90 days of the filing of this Report, the Company carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the Company's disclosure controls and procedures (as defined in Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information required to be included in periodic filings with the Securities and Exchange Commission.

There were no significant changes in our internal controls or in other factors that could significantly affect these internal controls subsequent to the date of our most recent evaluation.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMMUNITY NATIONAL BANCORPORATION (Registrant) BY: /S/ Theron G. Reed Theron G. Reed, President and Chief Executive Officer (Principal Executive Officer)
/S/ Terry L. Alston Terry L. Alston (Principal Financial Officer and Principal Accounting Officer)

Date: April 11, 2003

In accordance with the Exchange Act, this amended report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date
/S/ Theron G. Reed Theron G. Reed.	President, Chief Executive Officer	April 11, 2003
/S/ Sara Ruth Raines Sara Ruth Raines	Chairman of the Board and Director	April 11, 2003
/S/ T. Brinson Brock, Sr. T. Brinson Brock, Sr.	Director	April 10, 2003
/S/ Willis R. Collins Willis R. Collins	Director	April 11, 2003
/S/ Shirley Crawford Shirley Crawford	Director	April 11, 2003
/S/ Donald M. Crews Donald M. Crews	Director	April 11, 2003
/S/ Benny W. Denham Benny Warren Denham	Director	April 10, 2003
/S/ Llayd Greer Ewing Lloyd Greer Ewing	Director	April 11, 2003
/S/ Bobby Y. Franklin Bobby Y. Franklin	Director	April 11, 2003
/S/ Grady Elmer Moore Grady Elmer Moore	Director	April 11, 2003
/S/ Joe E. Sheppard Joe S. Sheppard	Director	April 11, 2003
/S/ Benjamin E. Walker Benjamin E. Walker	Director	April 11, 2003
/S/ Jimmie Ann Ward Jimmie Ann Ward	Director	April 11, 2003
/S/ Freddie J. Weston, Jr. Freddie J. Weston, Jr.	Director	April 11, 2003

CERTIFICATIONS

I, Theron G. Reed, certify that:

l. I have reviewed this annual report on Form 10-KSB of Community National Bancorporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 11, 2003.

/S/ Theron G. Reed
Theron G. Reed
President and Chief Executive Officer

CERTIFICATIONS

I, Terry L. Alston, certify that:

l. I have reviewed this annual report on Form 10-KSB of Community National Bancorporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 11, 2003.

/S/ Terry L. Alston
Terry L. Alston
Chief Financial Officer