Form 10QSB
period 2003-03-31
COMMUNITY NATIONAL BANCORPORATION
filed 2003-05-14
CIK 855386

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

___________________________________________

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003.

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

Common stock, no par value per share, 2,011,495 shares outstanding as of May 12, 2003.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

COMMUNITY NATIONAL BANCORPORATION
ASHBURN, GEORGIA
Consolidated balance Sheets
ASSETS
	(Unaudited) March 31, 2003	December 31, 2002

Cash and due from banks
Interest bearing deposits in other banks
Federal funds sold
TOTAL CASH AND CASH EQUIVALENTS
Securities:
Available for sale, at fair values
Loans, net
Property and equipment, net
Other real estate owned
Goodwill, net
Other assets
Total Assets

	$6,196,575 2,477,000 18,231,347 $26,904,922 17,811,480 191,686,083 5,482,245 377,233 1,719,130 3,656,878 $247,637,971	$6,830,350 396,000 18,036,000 25,262,350 17,197,932 198,412,193 5,582,670 617,314 1,719,130 4,021,231 $252,812,820
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities: Deposits Non-interest bearing deposits Interest bearing deposits Total deposits Note payable Other liabilities Total liabilities	$ 15,735,235 206,215,748 $221,950,983 5,042,000 1,290,914 $228,283,897	$ 15,736,712 211,791,901 227,528,613 5,042,000 1,133,871 233,704,484
Commitments and contingencies

Shareholder's Equity:
Common stock, no par value, 50,000,000
shares authorized, 2,011,495 shares issued and outstanding
Retained earnings
Treasury stock
Unrealized gain (loss) on securities, net
Total Shareholders' Equity
Total liabilities and shareholders' equity

	$11,488,452 7,624,996 (26,970) 267,596 19,354,074 $247,637,971	11,488,452 7,405,223 (26,970) 241,631 19,108,336 252,812,820

Refer to notes to the consolidated financial statements.

COMMUNITY NATIONAL BANCORPORATION
ASHBURN, GEORGIA
Unaudited Consolidated Statements of Income
	For the quarter ended March 31,
	2003	2002
Interest income Interest expense Net interest income	$4,146,632 1,841,688 2,304,944	$4,913,700 2,575,650 2,338,050
Provisions for possible loan losses	350,000	750,000
Net interest income after provisions for possible loan losses	1,954,944	1,588,050
Service charges Other fees Gain on settlement of securities Total other income	304,899 98,541 1,155 404,595	355,358 77,281 2,263 414,902

Salaries and benefits
Advertising and business development
Repairs and maintenance
Depreciation and amortization
Legal and professional
Data processing
Regulatory fees and assessments
Other operating expenses
Total other expenses

	1,092,473 44,247 62,718 108,466 133,484 111,859 68,096 408,841 2,030,184	1,037,895 55,175 60,906 143,247 75,056 100,720 30,544 352,060 1,855,603
Net income (loss) before taxes Provision for income taxes	329,355 109,582	147,349 143,851
Net income	$219,773	$ 3,498
Basic income per share	$ 0.11	$ 0.00
Diluted income per share	$ 0.11	$ 0.00

Refer to notes to the consolidated financial statements.

COMMUNITY NATIONAL BANCORPORATION
ASHBURN, GEORGIA
Unaudited Consolidated Statements of Cash Flows
for the quarter ended
	March 31,
	2003	2002
Cash flows from operating activities	$954,033	$2,065,482

Cash flows from investing activities:
Increase in other real estate owned
Increase in goodwill
Securities, available-for-sale:
Sale of securities
Purchase of securities
Maturity and paydowns
(Increase) in loans, net
Purchase of property and equipment
Net cash used in investing activities

	240,081 - - 500,469 (6,042,450) 5,200,000 (8,041) 6,376,110 6,266,169	(192,939) 25,980 - - 3,150,000 (7,020,300) (9,288) (6,543,331) (10,589,878)
Cash flows from financing activities: Increase in customers' deposits Increase in borrowings Payment of cash dividends Net cash provided from financing activities	(5,577,630) - - - - (5,577,630)	3,055,189 500,000 (192,900) 3,362,289
Net (decrease) in cash and cash equivalents Cash and cash equivalents, beginning of period Cash and cash equivalents, end of period	1,642,572 25,262,350 $26,904,922	(5,162,107) 24,521,171 $19,359,064

Refer to notes to the consolidated financial statements.

COMMUNITY NATIONAL BANCORPORATION
ASHBURN, GEORGIA
Consolidated Statements of Changes in Shareholders' Equity (Unaudited)
for the three-month periods ended March 31, 2002 and 2003
	No. of Shares	Common Stock Zero Par	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income	Total
Balance December 31, 2001	1,932,381	11,224,734	$(26,970)	$7,092,559	$87,555	$18,377,878
Treasury Stock	- -	- -	- -	- -	(26,970)	(26,970)
Comprehensive Income: Net income, three-month period ended March 31, 2002	- -	- -	- -	3,498	- -	3,498
Net unrealized gain on securities, three-month period ended March 31, 2002	- -	- -	- -	- -	(53,191)	(53,191)
Total comprehensive income	- -	- -	- -	219,773	25,965	245,738
Less: Dividends paid	- -	- -	- -	(192,900)	- -	(192,900)
Balance, March 31, 2002	1,932,381	11,274,734	$(26,970)	$6,903,157	$7,394	$18,135,285

Balance, December 31, 2002	2,011,495	11,488,452	$(26,970)	$7,405,223	$241,631	$19,108,336
Comprehensive Income: Net income, three-month period ended March 31, 2003	- -	- -	- -	219,773	- -	219,773
Net unrealized gain on securities, three-month period ended March 31, 2003	- -	- -	- -	- -	25,965	25,965
Total comprehensive income	- -	- -	- -	219,773	25,965	245,738
Balance, March 31, 2003	2,011,495	11,488,452	$(26,970)	$7,624,996	$267,596	$19,354,074

Refer to notes to the consolidated financial statements.

Note 1 - Basis of Presentation

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. These statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in Form 10-KSB for the year ended December 31, 2002.

Note 2 - Organization of the Business

Community National Bancorporation, Ashburn, Georgia (the "Company") was organized in August, 1989 to serve as a holding company for a proposed de novo bank, Community National Bank, Ashburn, Georgia ("CNB"). During 1998, the Company sold and issued 400,000 shares of its common stock at $10.00 per share. This public offering yielded approximately $4.0 million, all of which was invested during 1999 in a de novo bank, Cumberland National Bank, St. Marys, Georgia ("Cumberland"). On February 24, 2000, the Company acquired Tarpon Financial Corporation and its 100% owned subsidiary bank, First National Bank, Tarpon Springs, Florida ("Tarpon"). The above acquisition was effected through both the exchange of shares and the payment of cash. CNB, Cumberland and Tarpon (collectively, "the Banks") were chartered by and are currently regulated by the Office of the Comptroller of the Currency (the "OCC"). The Banks are primarily engaged in the business of obtaining deposits and providing commercial, consumer and real estate loans to the general public. Bank deposits are each insured up to $100,000 by the Federal Deposit Insurance Corporation (the "FDIC") subject to certain limitations imposed by the FDIC.

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

Item 2. Management Discussion and Analysis of Financial Condition and Results of Operation

Results of Operations

For the three-month periods ended March 31, 2003 and 2002, net income amounted to $219,773 and $3,498, respectively. For the three-month periods ended March 31, 2003 and 2002, basic (and diluted) earnings per share amounted to $.11 and zero, respectively, i.e. earnings per share were higher during the three-month period ended March 31, 2003 when compared to the three-month period ended March 31, 2002. Two of the three bank subsidiaries, CNB and Tarpon, earned net income of approximately $460,000 and $6,000, respectively. Cumberland recorded a net loss of approximately $152,000 over the same time period.

Below is a more detailed discussion concerning results of operations for the three-month periods ended March 31, 2003 and 2002.

  Earning assets have decreased from $244.0 million at March 31, 2002 to $234.7 million at March 31, 2003. Net interest income, an amount which represents the difference between interest received on interest earning assets and interest paid on interest bearing liabilities, also decreased from $2,338,050 to $2,304,944 for the same period one year later.

  Net yield on earning assets increased from 3.83% during the three-month period ended March 31, 2002 to 3.93% during the three-month period ended March 31, 2003. The primary reason for the increase is attributed to the fact that the decline in the cost of funds for the 2003 period, vis-a-vis the decline in the 2002 period, out-paced the decline in the yield on earning assets over the same time span, thus resulting in an increase in net yield on earning assets.

  Other income decreased from $414,902 for the three-month period ended March 31, 2002 to $404,595 for the three-month period ended March 31, 2003. This decline is primarily due to reduced activity in transactional accounts due to a lower deposit base. As a percent of total assets, however, other income increased from .64% to .65% when comparing the three-month periods ended March 31, 2002 and 2003, respectively. This increase is due to a lower asset base.

  Other operating expenses increased from $1,855,603 for the three-month period ended March 31, 2002 to $2,030,184 for the three-month period ended March 31, 2003. The above increase which amounted to $174,581 represents an increase of 9.4%. As a percent of total assets, other operating expenses increased from 2.87% for the three-month period ended March 31, 2002 to 3.28% for the three-month period ended March 31, 2003.

  Provision for loan losses for the three-month period ended March 31, 2003 and 2002 amounted to $350,000 and $750,000, respectively. The lower provision in the 2003 period is due to the fact that management believes the allowance for loan losses to be sufficient.

At December 31, 2002, the allowance for loan losses amounted to $4,323,848, or 2.13% of gross loans. At March 31, 2003, the allowance amounted to $4,100,344, or 2.09% of gross loans. Management considers the allowance for loan losses to be adequate and sufficient to absorb possible future losses; however, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses or that additional provisions to the allowance will not be required.

Liquidity and sources of capital

The Company was organized in August, 1989 and began banking operations through its wholly owned subsidiary, CNB, on August 6, 1990. Since then, CNB established three additional branches and had total assets approximating $161.8 million at March 31, 2003. During 1999, the Company sold additional stock for approximately $4.0 million, utilizing the proceeds to establish Cumberland, which began operations in October, 1999. On March 31, 2003, Cumberland had total assets amounting to $54.5 million. On February 24, 2000, the Company acquired Tarpon, which, as of March 31, 2003, had total assets approximating $30.9 million.

The Company opened for business in 1990 with $3.4 million in its capital accounts. By March 31, 2003, the capital accounts had increased to $19.3 million through the sale of additional common stock and through retained earnings. As evidenced by the table below, all three subsidiary banks comply with the minimum capital guidelines for "adequately capitalized" banks. Below are the capital ratios of CNB, the Company's largest subsidiary bank, as well as the minimum capital guidelines for "well capitalized" banks.

Bank	Leverage Ratio	Minimum Regulatory Guidelines	Risk Weighted Ratio	Minimum Regulatory Guidelines
CNB	8.8%	4.0%	11.9%	8.0%

During the three-month period ended March 31, 2003, total assets decreased by $5.2 million, to $247.6 million. This decline in assets was effected by management in order to achieve higher capital ratios. Once the Company attains higher profits, it will resume its asset growth. During the three-month period ended March 31, 2003, cash and cash equivalents increased by $1.6 million, to $26.9 million; securities increased by $.6 million, to $17.8 million; loans decreased by $6.7 million to $191.7 million; property and equipment decreased by $.1 million, to $5.5 million; and other assets, including goodwill, decreased by $.6 million, to $5.8 million. To accommodate the decline in assets, deposits declined by $5.6 million to $221.9 million, other liabilities increased by $.2 million to $1.3 million, and the capital accounts increased by $.2 million to $19.3 million.

Liquidity is the Company's ability to meet all deposit withdrawals immediately, while also providing for the credit needs of customers. The March 31, 2003 financial statements evidence a satisfactory liquidity position as total cash and cash equivalents amounted to $26.9 million, representing 10.9% of total assets. Investment securities amounted to $17.8 million, representing 7.2% of total assets; these securities provide a secondary source of liquidity since they can be converted into cash in a timely manner. The Banks are members of the Federal Reserve System and are maintaining relationships with several correspondent banks and, thus, could obtain funds on short notice. The Company's management closely monitors and maintains appropriate levels of interest earning assets and interest bearing liabilities, so that maturities of assets are such that adequate funds are provided to meet customer withdrawals and loan demand. The Company is not aware of any trends, demands, commitments, events or uncertainties that will result in or are reasonably likely to result in its liquidity increasing or decreasing in any material way.

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

On April 9, 2003, the Company made the 2003 annual principal payment of $504,200. To enable the Company to make the required principal payment, the Company sold 61,500 shares of its newly-issued Non-Voting Series A Preferred Stock to its directors for an aggregate price of $615,000. As of the date of this report, the outstanding principal under the facility is $4,537,800. No borrowing capacity remains under the facility.

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

As previously reported, on April 11, 2002 and August 28, 2002, respectively, Cumberland and Tarpon, respectively, each entered into a formal agreement with the Office of the Comptroller of the Currency ("OCC"), pursuant to which each of Cumberland and Tarpon agreed to take certain actions to ensure its safe and sound operation. As of the date of this report, the Company believes that most of the requirements imposed on Cumberland have been substantially satisfied but the deadline for Cumberland's full compliance has expired. In the case of Tarpon, the Company believes that all but one of the requirements, appointment of a new President, have been substantially satisfied albeit after the deadline imposed by the OCC. Tarpon did submit a candidate for a new President for OCC's approval and is awaiting action from the OCC. The Company, Cumberland and Tarpon are continuing in their efforts to satisfy all the relevant conditions as soon as practicable.

These agreements will remain in place until the OCC is satisfied that all of these requirements have been met and the condition of the banks improves. Failure to comply with the terms of either agreement could result in additional regulatory enforcement action, including assessment of civil money penalties or issuance of a Cease and Desist Order, which could impose additional obligations on the banks.

Also, as previously reported, at the request of the Federal Reserve Board (the "Fed"), the Company's Board of Directors recently adopted resolutions that, among other things, prohibit the Company from incurring additional debt, declaring or paying dividends or redeeming treasury stock without prior Fed approval. As of the date of this report, the Company believes that it is in full compliance with the provisions of the resolutions calling for submission to the Fed of a consolidated budget, cash flow projections and adoption of a strategic and capital plans.

On May 2, 2003, the OCC delivered to CNB, the Company's largest bank, a draft formal agreement similar in scope to the formal agreements entered into by Cumberland and Tarpon. The Company and CNB are currently reviewing the draft and intend to communicate with the OCC with respect thereto in the next several weeks.

Exhibits and Reports on Form 8-K.
(a)	Exhibits: 99.1 Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 99.2 Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350
(b)	Reports on Form 8-K Registrant filed no reports on Form 8-K during the quarter ended March 31, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Community National Bancorporation (Registrant) By: /S/ Theron G. Reed Theron G. Reed President and Chief Executive Officer (Principal Executive Officer)
Date: May 14, 2003	By: /S/ Terry L. Alston Terry L. Alston Chief Financial Officer (Principal Financial and Accounting Officer)

CERTIFICATION

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

Date: May 14, 2003.

/S/ Theron G. Reed
Theron G. Reed
President and Chief Executive Officer

CERTIFICATION

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

Date: May 14, 2003.

/S/ Terry L. Alston
Terry L. Alston
Chief Financial Officer