Form 10QSB/A
period 2003-03-31
COMMUNITY NATIONAL BANCORPORATION
filed 2003-05-14
CIK 855386

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

___________________________________________

FORM 10-QSB
Amendment No. 1

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

Cash flows from investing activities:
Increase in other real estate owned
Increase in goodwill
Securities, available-for-sale:
Sale of securities
Purchase of securities
Maturity and paydowns
Purchase of property and equipment
Decrease in loans, net
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