Form 10QSB
period 2003-06-30
COMMUNITY NATIONAL BANCORPORATION
filed 2003-08-14
CIK 855386

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

___________________________________________

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003.

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

Preferred stock, no par value per share, 61,500 shares outstanding as of August 12, 2003.

Common stock, no par value per share, 2,011,495 shares outstanding as of August 12, 2003.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

COMMUNITY NATIONAL BANCORPORATION
ASHBURN, GEORGIA
Consolidated Balance Sheets (Unaudited)
ASSETS
	June 30, 2003	December 31, 2002

Cash and due from banks
Interest bearing deposits in other banks
Federal funds sold
Total cash and cash equivalents
Securities:
Available for sale, at fair values
Loans, net
Property and equipment, net
Other real estate owned
Goodwill, net
Other assets
Total Assets

	$ 5,101,900 3,071,000 15,834,000 $ 24,006,900 16,124,046 194,013,485 5,384,406 648,649 1,719,130 3,390,990 $245,287,606	$ 6,830,350 396,000 18,036,000 $ 25,262,350 17,197,932 198,412,193 5,582,670 617,314 1,719,130 4,021,231 $252,812,820
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities: Deposits Non-interest bearing deposits Interest bearing deposits Total deposits Note payable FHLB borrowings Other liabilities Total liabilities	$ 14,531,890 196,736,294 $ 211,268,184 4,537,800 8,000,000 1,517,587 $225,323,571	$ 15,736,712 211,791,901 $ 227,528,613 5,042,000 0 1,133,871 $233,704,484
Commitments and contingencies

Shareholder's Equity:
Preferred stock, no par value, 10,000,000 shares
authorized, 61,500 and zero shares issued and
outstanding at June 30, 2003 and December 31, 2002,
respectively
Common stock, no par value, 50,000,000
shares authorized, 2,011,495 shares issued and outstanding
Retained earnings
Treasury stock
Unrealized gain (loss) on securities, net
Total Shareholders' Equity
Total liabilities and shareholders' equity

	$ 615,000 11,488,452 7,621,735 (26,970) 265,818 $ 19,964,035 $245,287,606	$ 0 11,488,452 7,405,223 (26,970) 241,631 $ 19,108,336 $252,812,820

Refer to notes to the consolidated financial statements.

COMMUNITY NATIONAL BANCORPORATION
ASHBURN, GEORGIA
Consolidated Statements of Income (Unaudited)

for the three months ended
	June 30,
	2003	2002
Interest income Interest expense Net interest income	$3,958,950 1,689,547 2,269,403	$4,802,545 2,328,219 2,474,326
Provision for possible loan losses	302,000	1,042,000
Net interest income after provision for possible loan losses	1,967,403	1,432,326
Other income: Service charges Other fees Gain on settlement of securities Total other income	310,905 86,197 0 397,102	367,649 120,778 7,196 495,623

Salaries and benefits
Advertising and business development
Repairs and maintenance
Depreciation
Legal and professional
Data processing
Regulatory fees and assessments
Other operating expenses
Total other expenses

	1,098,275 45,581 56,357 106,383 450,491 98,666 67,621 446,028 2,369,402	1,029,381 63,046 79,115 143,247 65,431 94,386 34,758 618,473 2,127,837
Net (loss) before taxes Income tax (benefit)	(4,897) (1,635)	(199,888) (123,306)
Net (loss)	$(3,262)	$ (76,582)
Basic (loss) per share	$ (0.00)	$ (0.04)
Diluted (loss) per share	$ (0.00)	$ (0.04)

Refer to notes to the consolidated financial statements.

COMMUNITY NATIONAL BANCORPORATION
ASHBURN, GEORGIA
Consolidated Statements of Income (Unaudited)

for the six months ended
	June 30,
	2003	2002
Interest income Interest expense Net interest income	$8,105,582 3,531,235 4,574,347	$9,716,245 4,903,869 4,812,376
Provisions for possible loan losses	652,000	1,792,000
Net interest income after provisions for possible loan losses	3,922,347	3,020,376
Other income: Service charges Other fees Gain on settlement of securities Total other income	615,804 184,738 1,155 801,697	703,007 198,059 9,459 910,525

Salaries and benefits
Advertising and business development
Repairs and maintenance
Depreciation
Legal and professional
Data processing
Regulatory fees and assessments
Other operating expenses
Total other expenses

	2,190,748 89,828 119,075 214,849 583,975 210,525 135,717 854,869 4,399,586	2,067,276 118,221 140,021 286,494 140,487 195,106 65,302 970,533 3,983,440
Net income (loss) before taxes Income tax expense	324,458 107,947	(52,539) 20,545
Net income (loss)	$216,511	$ (73,084)
Basic income (loss) per share	$ 0.11	$ (0.04)
Diluted income (loss) per share	$ 0.11	$ (0.04)

Refer to notes to the consolidated financial statements.

COMMUNITY NATIONAL BANCORPORATION
ASHBURN, GEORGIA
Consolidated Statements of Cash Flows (Unaudited)
for the six-month period ended
	June 30,
	2003	2002
Cash flows from operating activities	$2,131,430	$2,686,795

Cash flows from investing activities:
(Increase) decrease in other real estate owned
Securities, available-for-sale:
Sale of securities
Purchase of securities
Maturity and paydowns
Decrease in loans, net
Purchase of property and equipment
Net cash provided by investing activities

	(31,335) 500,469 (7,042,450) 7,605,942 3,746,708 (16,585) 4,762,749	444,657 1,982,500 (11,060,224) 4,150,000 (12,635,731) (13,298) (17,132,096)

Cash flows from financing activities:
(Decrease) in customers' deposits
Increase in borrowings and FHLB funding
Payment of cash dividends

Issuance of preferred stock

Exercise of warrants
Net cash used in financing activities

	(16,260,429) 7,495,800 - - 615,000 - - (8,149,629)	(3,375,544) 8,050,000 (192,900) - - 20,000 4,501,556
Net (decrease) in cash and cash equivalents Cash and cash equivalents, beginning of period Cash and cash equivalents, end of period	(1,255,450) 25,262,350 $24,006,900	(9,943,745) 24,521,171 $14,577,426

Refer to notes to the consolidated financial statements.

COMMUNITY NATIONAL BANCORPORATION
ASHBURN, GEORGIA
Consolidated Statements of Changes in Shareholders' Equity (Unaudited)
for the six-month periods ended June 30, 2002 and 2003
	Preferred Stock Zero Par	Common Stock Zero Par	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income	Total
Balance December 31, 2001	$ 0	$11,224,734	$(26,970)	$7,092,559	$87,555	$18,377,878
Exercise of stock warrants	- -	20,000	- -	- -	- -	20,000
Comprehensive Income: Net loss, six-month period ended June 30, 2002	- -	- -	- -	(73,084)	- -	(73,084)
Net unrealized gain on securities, six-month period ended June 30, 2002	- -	- -	- -	- -	106,411	106,411
Total comprehensive income	- -	- -	- -	(73,084)	106,411	33,327
Less: Distribution of dividends	- -	- -	- -	(192,900)	- -	(192,900)
Balance, June 30, 2002	$ 0	$11,244,734	$(26,970)	$6,826,575	$193,966	$18,238,305
=============================
Balance, December 31, 2002	$ 0	$11,488,452	$(26,970)	$7,405,223	$241,631	$19,108,336
Issuance of preferred stock	615,000	- -	- -	- -	- -	615,000
Comprehensive Income: Net income, six-month period ended June 30, 2003	- -	- -	- -	216,511	- -	216,511
Net unrealized gain on securities, six-month period ended June 30, 2003	- -	- -	- -	- -	24,187	24,187
Total comprehensive income	- -	- -	- -	216,511	24,187	240,698
Balance, June 30, 2003	$615,000	$11,488,452	$(26,970)	$7,621,735	$265,818	$19,964,035

Refer to notes to the consolidated financial statements.

Note 1 - Basis of Presentation

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six-month periods ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. These statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in Form 10-KSB for the year ended December 31, 2002.

Note 2 - Organization of the Business

Community National Bancorporation, Ashburn, Georgia (the "Company") was organized in August, 1989 to serve as a holding company for a proposed de novo bank, Community National Bank, Ashburn, Georgia ("CNB"). During 1998, the Company sold and issued 400,000 shares of its common stock at $10.00 per share. This public offering yielded approximately $4.0 million, all of which was invested during 1999 in a de novo bank, Cumberland National Bank, St. Marys, Georgia ("Cumberland"). On February 24, 2000, the Company acquired Tarpon Financial Corporation and its 100% owned subsidiary bank, First National Bank, Tarpon Springs, Florida ("Tarpon "). The above acquisition was effected through both the exchange of shares and the payment of cash. CNB, Cumberland and Tarpon (collectively, "the Banks") were chartered by and are currently regulated by the Office of the Comptroller of the Currency (the "OCC"). The Banks are primarily engaged in the business of obtaining deposits and providing commercial, consumer and real estate loans to the general public. Bank deposits are each insured up to $100,000 by the Federal Deposit Insurance Corporation (the "FDIC") subject to certain limitations imposed by the FDIC. On May 30, 2003, the Company entered into an agreement with Liberty Shores, Inc. for The Heritage Bank, a wholly-owned subsidiary of Liberty Shares, Inc., to acquire Cumberland. On July 24, 2003, the Shareholders of the Company approved this sale at a special meeting of the shareholders. As of the date of this report, the parties are awaiting regulatory approvals for this sale.

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

Item 2 - Management Discussion and Analysis of Financial Condition and Results of Operation.

Liquidity and Sources of Capital.

The Company was organized in August, 1989 and began banking operations through its wholly owned subsidiary, CNB, on August 6, 1990. Since then, CNB established two additional branches and has total assets approximating $164.0 million at June 30, 2003. During 1999, the Company sold additional stock for approximately $4.0 million, utilizing the proceeds to establish another subsidiary, Cumberland, which began operations in October, 1999. On June 30, 2003, Cumberland had total assets amounting to $51.2 million. On February 24, 2000, the Company acquired Tarpon which, as of June 30, 2003, had total assets approximating $28.3 million.

The Company opened for business in 1990 with $3.4 million in its capital accounts. By June 30, 2003, the capital accounts had increased to $19.7 million through the sale of additional common stock, through the sale of 61,500 shares of preferred stock, and through retained earnings. As evidenced by the table below, based on regulatory guidelines, all three Banks exceed the minimum guidelines for well capitalized banks. However, as noted below, two of the Banks are parties to formal agreements with the OCC and the third Bank is a party to a Memorandum of Understanding ("MOU") with the OCC. As a result, these capital guidelines are not applicable to them. However, as of June 30, 2003, all three Banks were in full compliance with the capital guidelines applicable to them under their respective agreements and MOU.

Bank	Leverage Ratio	Minimum Regulatory Guidelines	Risk Weighted Ratio	Minimum Regulatory Guidelines
CNB Ashburn CNB St. Marys FNB Tarpon Springs	9.0% 8.4% 10.1%	4.0% 4.0% 4.0%	12.1% 12.0% 15.9%	8.0% 8.0% 8.0%

During the six-month period ended June 30, 2003, the Company reduced its borrowings by $504,200 to $4,537,800. These funds were obtained from a preferred stock offering to members of the Company's board of directors who, on April 9, 2003, purchased 61,500 shares of Non-Voting Series A Preferred Stock for $615,000. Shares of the preferred stock must be redeemed by the Company if requested by the holders at any time more than ten years after April 9, 2013, and are entitled to receive dividends, at the rate of prime plus one percent on a cumulative basis.

During the six-month period ended June 30, 2002, total assets decreased by $7.5 million to $245.3 million, representing 5.9% on an annualized basis. During the six-month period ended June 30, 2003, cash and cash equivalents decreased by $1.2 million to $24.0 million, securities decreased by $1.1 million to $16.1 million, loans decreased by $4.4 million to $194.0 million, and all other assets decreased by $.8 million to $11.1 million.

On the liabilities side, deposits declined by $16.2 million to $211.3 million; wholesale funding from the Federal Home Loan Bank increased by $8.0 million to $8.0 million; other liabilities increased by $.4 million to $1.5 million; borrowings declined by $.5 million to $4.5 million; and the capital accounts increased by $.8 million to $20.0 million.

Liquidity is the Company's ability to meet all deposit withdrawals immediately, while also providing for the credit needs of customers. The June 30, 2003 financial statements evidence a satisfactory liquidity position as total cash and cash equivalents amounted to $24.0 million, representing 9.8% of total assets. Investment securities amounted to $16.1 million, representing 6.6% of total assets; these securities provide a secondary source of liquidity since they can be converted into cash in a timely manner. The Banks are members of the Federal Reserve System and are maintaining relationships with several correspondent banks and, thus, could obtain funds on short notice. The Company's management closely monitors and maintains appropriate levels of interest earning assets and interest bearing liabilities, so that maturities of assets are such that adequate funds are provided to meet customer withdrawals and loan demand.

As previously reported, on July 7, 2003, the Company obtained a new $5.1 million loan made by the son of one of the Company's directors. The Company used the proceeds of this loan to repay the outstanding balance under a ten-year $6 million line of credit from an unrelated financial institution with respect to which the Company had been, during January 1, 2003 - April 9, 2003, in default under several of that facility's covenants. The new loan must be repaid on July 7, 2004, with $2.2 million of the principal to be repaid from the proceeds of the sale by the Company of Cumberland, and bears an interest rate equal to prime plus 3.25%, interest-only payable monthly. The loan's other terms are substantially identical to those of the previous line of credit, except that the lender has waived all existing and future defaults through and until July 7, 2004, so long as the financial condition of the Company or any of the Banks does not deteriorate further.

Management believes that the sale of Cumberland will receive regulatory approval during the next sixty days. Management also believes its renewed emphasis on improving the quality of the loan portfolios and reducing operating expenses will make it less likely that the financial condition of CNB or Tarpon, or of the Company overall, will deteriorate, thus triggering a default under the new loan. There is, however, no certainty that such default may not be triggered, or that the Company will not have difficulties in refinancing the new loan in July 2004. Such events could have a negative impact on the financial condition and future prospects of the Company.

With the exception of the terms of the new loan, the formal agreements and MOU entered into by the Banks and the Board Resolution which was adopted by the Company at the direction of the Federal Reserve Board (the "Fed"), the Company is not aware of any trends, demands, commitments, events or uncertainties that will result in or are reasonably likely to result in its liquidity increasing or decreasing in any material way.

Results of Operations.

For the three-month period ended June 30, 2003, net (loss) amounted to $(3,262), or $0 per diluted share. For the three-month periods ended June 30, 2002, net (loss) amounted to $(76,582), or $(.04) per diluted share. The improved earnings performance when one compares the three-month period ended June 30, 2003 with the three-month period ended June 30, 2002 is largely due to the following factors:

(i) Net overhead expense, defined as non-interest expense less non-interest income, increased from $1,632,214 for the three-month period ended June 30, 2002 to $1,972,300 for the three-month period ended June 30, 2003, an increase of $340,086 representing 20.8%. Of some concern are the facts that non-interest income declined by approximately $98,000 and legal and professional fees increased by approximately $385,000 when one compares results obtained during the three-month periods ended June 30, 2003 to the June 30, 2002 results.

(ii) From June 30, 2002 through June 30, 2003, earning assets decreased from $244.4 million to $232.7 million Consequently, net interest income decreased from approximately $2.5 million for the three-month period ended June 30, 2002 to $2.3 million for the three-month period ended June 30, 2003, a decline of 8.3%.

(iii) However, for the three-month periods ended June 30, 2003 and 2002, provision for loan losses amounted to $302,000 and $1,042,000, respectively. The significantly lower provision for the 2003 period is the main reason for the improvement in income from the 2002 period to the 2003 period.

For the six-month period ended June 30, 2003, net income amounted to $216,511, or $.11 per diluted share. By comparison, for the six-month period ended June 30, 2002, net (loss) amounted to $(73,084) or $(.04) per diluted share. Below is a more detailed discussion concerning results of operations for the six-month periods ended June 30, 2003 and 2002.

  Earning assets have declined from $244.4 million at June 30, 2002 to $232.7 million at June 30, 2003. Net interest income, which represents the difference between interest received on interest earning assets and interest paid on interest bearing liabilities, decreased from $4,812,376 to $4,574,347 for the same period one year later, representing a decline $238,029, or 5.0%.

  Net yield on earning assets decreased from 3.94% for the six-month period ended June 30, 2002 to 3.93% for the six-month period ended June 30, 2003; specifically the yield on earning assets declined from 7.95% for the six-month period ended June 30, 2002 to 6.97% for the six-month period ended June 30, 2003, while the cost of funds declined from 4.36% for the six-month period ended June 30, 2002 to 3.04% for the six-month period ended June 30, 2003. These results were the product of a strategy to improve the risk profile of the Company's assets. To do so, the Company was and is willing to accept lower interest yields in exchange for higher quality assets. If successful, provision for loan losses would generally decline, as would other operating expenses that relate to the collection and recovery of bad assets.

  Other income decreased from $910,525 for the six-month period ended June 30, 2002 to $801,697 for the six-month period ended June 30, 2003. The above decrease of $108,828 represents a 12.0% decline. This decline is primarily due to reduced activity in transactional accounts because of a lowered deposit base. As a percent of total assets, other income decreased from .70% for the six-month period ended June 30, 2002 to .65% for the six-month period ended June 30, 2003.

  Other operating expenses increased from $3,983,440 for the six-month period ended June 30, 2002 to $4,399,586 for the six-month period ended June 30, 2003. The above increase amounting to $416,146 represents an increase of 10.4%. The primary reason for the increase is due to an increase in legal and professional fees, from $140,487 for the 2002 period to $583,975 for the 2003 period. These fees were paid to assist the Company in obtaining the new loan, dealing with the various regulatory authorities and in negotiating with several prospective buyers for the Company and Cumberland and Tarpon, including the entry by the Company into the transaction to sell Cumberland. As a percent of total assets, other operating expenses increased from 3.06% for the six-month period ended June 30, 2002 to 3.59% for the six-month period ended June 30, 2003.

  Provision for loan losses (an expense item) for the six-month periods ended June 30, 2003 and 2002 amounted to $652,000 and $1,792,000, respectively. This represents a decrease of $1,140,000. This decline in an expense item is the primary contributor to improvement in earnings for the six-month period ended June 30, 2003 when compared to the six-month period ended June 30, 2002. Although heavy charge-offs will continue for the foreseeable future, the Company believes that the current condition of the assets is vastly improved over last year's.

At June 30, 2003, the allowance for loan losses amounted to approximately $3.7 million, or 1.87% of gross loans. At December 31, 2002, the allowance amounted to approximately $4.3 million, or 2.13% of gross loans. Management considers the allowance for loan losses to be adequate and sufficient to absorb possible future losses; however, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses or that additional provisions to the allowance will not be required.

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

Item 3 - Controls and Procedures

Based on an evaluation of the Company's disclosure controls and procedures performed by the Company's management as of the end of the period covered by this report, the Company's Chief Executive Officer and Chief Financial Officer believe that the Company has appropriate disclosure controls and procedures to ensure that information required to be disclosed by the Company in its periodic reports is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities Exchange Commission.

Since the date of such evaluation, there have been no significant changes in the Company's internal controls or in other factors that could significantly affect these controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II - OTHER INFORMATION
Item 1.	Legal Proceedings.
There are no material pending legal proceedings to which the Company or the subsidiary Banks are a party or of which any of their property is the subject.
Item 2.	Changes in Securities.
(a)	Securities sold:
(i) Date: April 9, 2003,
(ii) Title of Securities: Non-Voting Series A Preferred Stock, no par value,
(iii) Amount: 61,500 shares.
(b)	Underwriters and other Purchasers: All thirteen of the directors of the Company.
(c)	Consideration: The aggregate offering price was $615,000, or $10 per Share.
(d)

Exemption from registration claimed: This transaction was exempt from registration under Section 4(6) of the Securities Act of 1933, as amended, as a sale solely to accredited investors not involving any general solicitation. Each of the purchasers was a director of the Company.

(e)	Terms of conversion or exchange: The shares of Non-Voting Series A Preferred Stock are not convertible or exchangeable into shares of the Common Stock.
Item 3.	Defaults Upon Senior Securities.
None.
Item 4.	Submission of Matters to a Vote of Security Holders.

The 2003 Annual Meeting of Shareholders of the Company was held on May 21, 2003. The following table sets forth the name of each individual elected at the 2003 Annual Meeting to serve a three-year term, as a Class I director, and the results of voting:

		Voting For	Votes Withheld
	T. Brinson Brock	1,139,523	161,079
	Willis R. Collins	1,139,523	161,079
	Shirley Crawford	1,139,523	161,079
	Donald M. Crews	1,139,523	161,079
	Benny W. Denham	1,139,523	161,079
No other matters were presented or voted on at the Annual Meeting.

The following persons did not stand for re-election at the 2003 Annual Meting as their terms of office continued after the Annual Meting: Class II Directors - Lloyd G. Ewing, Grady E. Moore, Sara Ruth Raines, Joe S. Sheppard; and Class III Directors - Bobby Y. Franklin, Benjamin E. Walker, Jimmie Ann Ward and Freddie J. Weston.

Item 5.	Other Information.

As previously reported, on April 11, 2002 and August 28, 2002, respectively, Cumberland and Tarpon, respectively, each entered into a formal agreement with the OCC, pursuant to which each of Cumberland and Tarpon agreed to take certain actions to ensure its safe and sound operation. As of the date of this report, the Company believes that most of the requirements imposed on Cumberland have been substantially satisfied but the deadline for Cumberland's full compliance has expired. In the case of Tarpon, the Company also believes that most of the requirements have been substantially satisfied albeit after the deadline imposed by the OCC. Tarpon did submit a candidate for a new President for OCC's approval and is awaiting action from the OCC. The Company, Cumberland and Tarpon are continuing in their efforts to satisfy all the relevant conditions as soon as practicable.

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

Also, as previously reported, at the request of the Fed, the Company's Board of Directors recently adopted resolutions that, among other things, prohibit the Company from incurring additional debt, declaring or paying dividends or redeeming treasury stock without prior Fed approval. As of the date of this report, the Company believes that it is in full compliance with the provisions of the resolutions calling for submission to the Fed of a consolidated budget, cash flow projections and adoption of a strategic and capital plans.

On June 10, 2003, CNB, the Company's largest bank, entered into an MOU with the OCC. The MOU was entered into after the OCC withdrew the draft of a formal agreement delivered to CNB by the OCC on May 2, 2003. Under the MOU, CNB agreed to certain undertakings, including a revision of its loan policy; adoption of written programs relating to three-year capital needs, criticized assets, loan portfolios management, and a strategic plan; review of Board committee structure; and employment of an independent consultant to complete a study of current management, Board supervision and staffing requirements. As of the date of this report, the Company believes that CNB has satisfied all of the requirements imposed on CNB under the MOU, the satisfaction of which was due on or before such date. The Company and CNB are continuing in their efforts to satisfy all the relevant conditions on a timely basis.

Exhibits and Reports on Form 8-K.
(a)	Exhibits:
31.1 - Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2 - Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1 - Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.
32.2 - Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.
(b)	Reports on Form 8-K
Registrant filed a report on Form 8-K on May 30, 2003, disclosing that the Company had entered into an agreement for sale of Cumberland.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMMUNITY NATIONAL BANCORPORATION (Registrant) By: /S/ Theron G. Reed Theron G. Reed President and Chief Executive Officer (Principal Executive Officer)
By: /S/ Terry L. Alston Terry L. Alston Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)
Date: August 14, 2003