Form 10QSB/A
period 2003-06-30
COMMUNITY NATIONAL BANCORPORATION
filed 2003-08-14
CIK 855386

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

Bank	Leverage Ratio	Minimum Regulatory Guidelines	Risk Weighted Ratio	Minimum Regulatory Guidelines
CNB Ashburn CNB St. Marys FNB Tarpon Springs	9.0% 8.4% 10.1%	4.0% 4.0% 4.0%	12.1% 12.0% 18.9%	8.0% 8.0% 8.0%

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

As previously reported, on July 7, 2003, the Company obtained a new $5.1 million loan made by the son of one of the Company's directors. The Company used the proceeds of this loan to repay the outstanding balance under a ten-year $6 million line of credit from an unrelated financial institution with respect to which the Company had been, during January 1, 2003 - April 9, 2003, in default under several of that facility's covenants. The new loan must be repaid on July 7, 2004, with $2.2 million of the principal to be repaid from the proceeds of the sale by the Company of Cumberland, and bears an interest rate equal to prime plus 3.25%, interest-only payable monthly. The loan's other terms are substantially identical to those of the previous line of credit, except that the lender has waived all existing and future defaults through and until July 7, 2004, so long as the financial condition of the Company or any of the Banks does not deteriorate.

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