Form 10QSB
period 2003-09-30
COMMUNITY NATIONAL BANCORPORATION
filed 2003-11-13
CIK 855386

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

___________________________________________

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003.

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

Preferred stock, no par value per share, 61,500 shares outstanding as of November 12, 2003.

Common stock, no par value per share, 2,011,495 shares outstanding as of November 12, 2003.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

COMMUNITY NATIONAL BANCORPORATION
ASHBURN, GEORGIA
Consolidated Balance Sheets (Unaudited)
ASSETS
	September 30, 2003	December 31, 2002

Cash and due from banks
Interest bearing deposits in other banks
Federal funds sold
Total cash and cash equivalents
Securities:
Available for sale, at fair values
Loans, net
Property and equipment, net
Other real estate owned
Goodwill, net
Other assets
Total Assets

	$ 3,564,821 3,665,000 15,183,000 $ 22,412,821 8,859,020 147,872,547 3,663,913 951,495 1,719,130 3,842,167 $189,321,093	$ 6,830,350 396,000 18,036,000 $ 25,262,350 17,197,932 198,412,193 5,582,670 617,314 1,719,130 4,021,231 $252,812,820
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities: Deposits Non-interest bearing deposits Interest bearing deposits Total deposits Note payable FHLB borrowings Other liabilities Total liabilities	$ 13,017,621 146,111,656 $ 159,129,277 2,900,000 8,000,000 866,646 $170,895,923	$ 15,736,712 211,791,901 $ 227,528,613 5,042,000 0 1,133,871 $233,704,484
Commitments and contingencies

Shareholder's Equity:
Preferred stock, no par value, 10,000,000 shares
authorized, 61,500 and zero shares issued and
outstanding at September 30, 2003 and December 31,
2002, respectively
Common stock, no par value, 50,000,000
shares authorized, 2,011,495 shares issued and outstanding
Retained earnings
Treasury stock
Unrealized gain (loss) on securities, net
Total Shareholders' Equity
Total liabilities and shareholders' equity

	$ 615,000 11,488,452 6,206,713 (26,970) 141,975 $ 18,425,170 $189,321,093	$ 0 11,488,452 7,405,223 (26,970) 241,631 $ 19,108,336 $252,812,820

Refer to notes to the consolidated financial statements.

COMMUNITY NATIONAL BANCORPORATION
ASHBURN, GEORGIA
Unaudited Consolidated Statements of Income
for the three months ended
	September 30,
	2003	2002
Interest income Interest expense Net interest income	$3,680,515 1,413,838 $2,266,677	$4,710,044 2,321,376 $2,388,668
Provisions for possible loan losses	780,000	680,000
Net interest income after provisions for possible loan losses	$1,486,677	$1,708,668
Service charges on deposit accounts Other income Total other income	$337,188 (608) $336,580	$338,964 124,274 $463,238

Salaries and benefits
Advertising and business development
Repairs and maintenance
Depreciation and amortization
Legal and professional
Data processing
Regulatory fees and assessments
Loss on sale of subsidiary Bank
Other operating expenses
Total operating expenses

	$1,005,029 3,899 64,690 102,139 37,494 111,351 78,162 2,124,606 461,459 $3,988,829	$951,749 60,629 70,929 176,305 287,101 113,311 71,177 - - 277,515 $2,008,716
Net income (loss) before taxes Provision (benefit) for income taxes	$(2,165,572) (750,551)	$163,190 19,822
Net income (loss) after taxes	$(1,415,021)	$143,368
Basic income (loss) per share	$ (0.70)	$ 0.07
Diluted income (loss) per share	$ (0.70)	$ 0.07

Refer to notes to the consolidated financial statements.

COMMUNITY NATIONAL BANCORPORATION
ASHBURN, GEORGIA
Unaudited Consolidated Statements of Income
for the nine months ended
	September 30,
	2003	2002
Interest Income Interest expense Net interest income	$11,786,097 4,945,073 $6,841,024	$14,426,289 7,225,245 $7,201,044
Provisions for possible loan losses	1,432,000	2,472,500
Net interest income after provisions for possible loan losses	$5,409,024	$4,729,044
Service charges on deposit accounts Gain on sale of securities Gain on sale of assets Other income Total other income	$952,992 - - 15,393 169,892 $1,138,277	$1,041,971 9,459 - - 322,333 $1,373,763

Salaries and benefits
Advertising and business development
Repairs and maintenance
Depreciation expense
Legal and professional
Data processing
Regulatory fees and assessments
Loss on sale of subsidiary Bank
Other operating expenses
Total other expenses

	$3,195,777 93,727 183,765 316,988 621,469 321,876 213,879 2,124,606 1,316,328 $8,388,415	$3,019,025 178,850 210,950 462,799 427,588 308,417 136,479 - - 1,248,048 $5,992,156
Net income (loss) before taxes Provision (benefit) for income taxes	$(1,841,114) (642,604)	$110,651 40,367
Net income (loss) after taxes	$(1,198,510)	$ 70,284
Basic income (loss) per share	$ (.60)	$ .03
Diluted income (loss) per share	$ (.60)	$ .03

Refer to notes to the consolidated financial statements.

COMMUNITY NATIONAL BANCORPORATION
ASHBURN, GEORGIA
Unaudited Consolidated Statements of Cash Flows
for the three quarters ended
	September 30,
	2003	2002
Cash flows from operating activities	$ 488,729	$3,057,610
Cash flows from investing activities:
(Increase) in other real estate owned	$(334,181)	$218,584
Securities, available-for-sale:
Sale of securities	- -	1,982,500
Purchase of securities	(7,042,450)	(11,060,224)
Maturity and paydowns	15,255,294	7,650,000
Decrease in loans, net	49,107,646	(11,570,294)
Decrease in property and equipment	1,601,769	182,575
Net cash provided by investing activities	$58,588,078	$(12,596,859)
Cash flows from financing activities:
Increase in borrowings and FHLB funding	$5,858,000	$10,050,000
(Decrease) in customer deposits	(68,399,336)	(4,735,408)
Issuance of preferred stock	615,000	8,000,000
Payment of cash dividends	- -	(192,900)
Exercise of stock warrants/options	- -	263,718
Net cash used in financing activities	$(61,926,336)	$5,385,410
Net (decrease) in cash and cash equivalents	$(2,849,529)	$(4,153,839)
Cash and cash equivalents, beginning of period	25,262,350	24,521,171
Cash and cash equivalents, end of period	$22,412,821	$20,367,332

Refer to notes to the consolidated financial statements.

COMMUNITY NATIONAL BANCORPORATION
ASHBURN, GEORGIA
Consolidated Statements of Changes in Shareholders' Equity (Unaudited)
for the nine-month periods ended September 30, 2002 and 2003

	Preferred Stock Zero Par	Common Stock Zero Par	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income	Total
Balance December 31, 2001	$ 0	$11,224,734	$(26,970)	$7,092,559	$87,555	$18,377,878
Exercise of stock warrants	- -	246,114	- -	- -	- -	246,114
Exercise of stock options	- -	17,604	- -	- -	- -	17,604
Comprehensive Income: Net income, nine-month period ended September 30, 2002	- -	- -	- -	70,284	- -	70,284
Net unrealized gain on securities, nine-month period ended September 30, 2002	- -	- -	- -	- -	182,795	182,795
Total comprehensive income	- -	- -	- -	70,284	182,795	253,079
Less: Distribution of dividends	- -	- -	- -	(192,900)	- -	(192,900)
Balance, September 30, 2002	$ 0	$11,488,452	$(26,970)	$6,969,943	$270,350	$18,701,775
=============================
Balance, December 31, 2002	$ 0	$11,448,452	$(26,970)	$7,405,223	$241,631	$19,108,336
Issuance of preferred stock	615,000	- -	- -	- -	- -	615,000
Comprehensive Income: Net loss, nine-month period ended September 30, 2003	- -	- -	- -	(1,198,510)	- -	(1,198,510)
Net unrealized gain on securities, nine-month period ended September 30, 2003	- -	- -	- -	- -	(99,656)	(99,656)
Total comprehensive income	- -	- -	- -	(1,198,510)	(99,656)	(1,298,166)
Balance, September 30, 2003	$615,000	$11,488,452	$(26,970)	$6,206,713	$141,975	$18,425,170

Refer to notes to the consolidated financial statements.

Note 1 - Basis of Presentation

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine-month periods ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. These statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in Form 10-KSB for the year ended December 31, 2002.

Note 2 - Organization of the Business

Community National Bancorporation, Ashburn, Georgia (the "Company") was organized in August, 1989 to serve as a holding company for a proposed de novo bank, Community National Bank, Ashburn, Georgia ("CNB"). During 1998, the Company sold and issued 400,000 shares of its common stock at $10.00 per share. This public offering yielded approximately $4.0 million, all of which was invested during 1999 in a de novo bank, Cumberland National Bank, St. Marys, Georgia ("Cunberland"). On February 24, 2000, the Company acquired Tarpon Financial Corporation and its 100% owned subsidiary bank, First National Bank, Tarpon Springs, Florida ("Tarpon"). The above acquisition was effected through both the exchange of shares and the payment of cash. The three banks (the "Banks") were chartered by and are currently regulated by the Office of the Comptroller of the Currency (the "OCC"). The Banks are primarily engaged in the business of obtaining deposits and providing commercial, consumer and real estate loans to the general public. Bank deposits are each insured up to $100,000 by the Federal Deposit Insurance Corporation (the "FDIC") subject to certain limitations imposed by the FDIC. On May 30, 2003, the Company entered into an agreement with Liberty Shores, Inc. for The Heritage Bank, a wholly-owned subsidiary of Liberty Shares, Inc., to acquire Cumberland. On July 24, 2003, the shareholders of the Company approved this sale at a special meeting of the shareholders. The sale of Cumberland was consummated on September 22, 2003. On October 22, 2003, the Company entered into an agreement to sell Tarpon to Gulf Atlantic Financial Group, Inc.

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

Liquidity and sources of capital

Community National Bancorporation (the "Company") was organized in August, 1989 and began banking operations through its wholly owned subsidiary, CNB, on August 6, 1990. Since then, CNB established three additional branches and has total assets approximating $159.8 million at September 30, 2003. During 1999, the Company sold additional stock for approximately $4.0 million, utilizing the proceeds to establish another subsidiary, Cumberland, which began operations in October, 1999. During the third calendar quarter of 2003, Cumberland was sold to an unrelated financial institution. On February 24, 2000, the Company acquired Tarpon which, as of September 30, 2003, had total assets approximating $27.1 million.

The Company opened for business in 1990 with $3.4 million in its capital accounts. By September 30, 2003, the capital accounts had increased to $18.4 million through the sale of additional stock, through the sale of preferred stock, and through retained earnings. As evidenced by the table below, based on regulatory guidelines, the Banks exceed the minimum guidelines for well-capitalized banks. However, since one bank is a party to a formal agreement and the other is a party to a memorandum of understanding with their primary regulator, the capital guidelines below are not applicable to them. The Banks, however, are in full compliance with the capital guidelines specified in their respective agreements with the OCC.

Bank	Leverage Ratio	Minimum Regulatory Guidelines	Risk Weighted Ratio	Minimum Regulatory Guidelines
CNB Tarpon	9.0% 10.5%	4.0% 4.0%	12.0% 17.1%	8.0% 8.0%

During the nine-month period ended September 30, 2003, the Company reduced its borrowings by $2,142,000 to $2,900,000. The Company utilized a portion of the proceeds it received from the sale of Cumberland as well as the proceeds it received from the issuance of preferred stock to reduce its long-term obligations.

During the nine-month period ended September 30, 2003, total assets decreased by $63.5 million to $189.3 million. More specifically, cash equivalents decreased by $2.8 million to $22.4 million, securities decreased by $8.3 million to $8.9 million, loans decreased by $50.5 million to $147.9 million, and all other assets, including goodwill and property and equipment, decreased by $1.9 million to $10.2 million. Borrowings, including borrowing from the Federal Home Loan Bank, increased by $5.9 million to $10.9 million; the capital accounts decreased by $.7 million to $18.4 million, deposits decreased by $68.4 million to $159.1 million, and other liabilities decreased by $.3 million to $.9 million.

Liquidity is the Company's ability to meet all deposit withdrawals immediately, while also providing for the credit needs of customers. The September 30, 2003 financial statements evidence a satisfactory liquidity position as total cash and cash equivalents amounted to $22.4 million, representing 11.8% of total assets. Investment securities amounted to $8.9 million, representing 4.7% of total assets; these securities provide a secondary source of liquidity since they can be converted into cash in a timely manner. The Banks are members of the Federal Reserve System and are maintaining relationships with several correspondent banks and, thus, could obtain funds on short notice. The Company's management closely monitors and maintains appropriate levels of interest earning assets and interest bearing liabilities, so that maturities of assets are such that adequate funds are provided to meet customer withdrawals and loan demand.

As previously reported, on July 7, 2003, the Company obtained a new $5.1 million loan made by the son of one of the Company's directors. The Company used the proceeds of this loan to repay the outstanding balance under a ten-year $6 million line of credit from an unrelated financial institution with respect to which the Company had been, during January 1, 2003 - April 9, 2003, in default under several of that facility's covenants. The new loan must be repaid on July 7, 2004, with $2.2 million of the principal to be repaid from the proceeds of the sale by the Company of Cumberland, and bears an interest rate equal to prime plus 3.25%, interest-only payable monthly. The loan's other terms are substantially identical to those of the previous line of credit, except that the lender has waived all existing and future defaults through and until July 7, 2004, so long as the financial condition of the Company or any of the Banks does not deteriorate. At the closing of the sale of Cumberland on September 23, 2003, the principal of this loan was reduced to $2.9 million.

With the exception of the terms of the $2.9 million loan, the formal agreement and MOU between the OCC and the Banks, and the resolution adopted by the Company at the direction of the Federal Reserve Bank of Atlanta, the Company is not aware of any trends, demands, commitments, events or uncertainties that will result in or are reasonably likely to result in its liquidity increasing or decreasing in any material way.

Results of Operations

For the three-month period ended September 30, 2003, net loss amounted to $(1,415,021), or $(.70) per diluted share. For the three-month period ended September 30, 2002, net income amounted to $143,368, or $.07 per diluted share. The reduction in earnings when comparing the three-month period ended September 30, 2003 with the three-month period ended September 30, 2002 is largely due to the following factors:

(i) The sale of Cumberland resulted in a loss (net of tax benefits) of $1,380,994. Absent the above loss, for the three-month period ended September 30, 2003, the Company would have lost (net of tax benefits) approximately $35,000, or $.02 per share. Management was cognizant of the fact that the sale of Cumberland would have an immediate negative impact on earnings of the Company. However, by selling Cumberland, future earnings are expected to improve because such Bank affected the Company's earnings negatively. For example, Cumberland's contributions to the Company's net income (net of tax benefits) for calendar years 2000, 2001 and 2002 were $(146,945), $(1,697,140), and $(1,023,363), respectively. For the eight-month period during 2003 that Cumberland was owned by the Company, its losses (net of tax benefits) amounted to $(436,314).

(ii) Net overhead expense, defined as operating expenses less non-interest income, for the three-month period ended September 30, 2003 and 2002 represented, respectively, (annualized) 2.70% and 2.40% of average assets, respectively. This suggests that over the past year operating efficiencies have weakened. Management has indicated that the added costs of complying with the formal agreements and MOU has had a significant impact on the results of the Company's operations. For example, in addition to the direct costs incurred in complying with the agreements, other costs, such as FDIC insurance, have also risen. In addition, of some concern is the fact that non-interest income, as a percent of total assets, is well below peer averages.

(iii) Provision for loan losses for the three-month period ended September 30, 2003 and 2002, respectively, amounted to $780,000 and $680,000, respectively. The provisions for both periods were higher than a typical three-month period due to higher than average charge-offs.

For the nine-month period ended September 30, 2003, net loss amounted to $(1,198,510), or $(.60) per diluted share. By comparison, for the nine-month period ended September 30, 2002, net income amounted to $70,284, or $.04 per diluted share. Below is a more detailed discussion concerning results of operations for the nine-month periods ended September 30, 2003 and 2002.

a. As discussed earlier, the sale of Cumberland resulted in a net loss (net of tax benefits) of $1,380,994. Absent the above loss, the Company would have recorded a positive net income in the amount of $178,000 or $.09 per share.

b. Average earning assets have declined from $241.3 million at September 30, 2002 to $226.5 million at September 30, 2003. Net interest income, which represents the difference between interest received on interest earning assets and interest paid on interest bearing liabilities, decreased from $7,201,044 to $6,841,024 for the same period one year later, representing a decline of $360,020 or 5.0%. The declines in average earning assets as well as net interest income are due, primarily, to the sale of Cumberland.

c. Net yield on earning assets increased from 3.98% for the nine-month period ended September 30, 2002 to 4.03% for the nine-month period ended September 30, 2003; specifically the yield on earning assets declined from 7.97% for the nine-month period ended September 30, 2002 to 6.94% for the nine-month period ended September 30, 2003, while the cost of funds declined from 4.23% for the nine-month period ended September 30, 2002 to 3.00% for the nine-month period ended September 30, 2003. These results were the product of a strategy to improve the risk profile of the Company's assets. To do so, the Company was and is willing to accept lower interest yields in exchange for higher quality assets. If successful, provision for loan losses would generally decline, as would other operating expenses that relate to the collection and recovery of bad assets.

d. Other income decreased from $1,373,763 for the nine-month period ended September 30, 2002 to $1,138,277 for the nine-month period ended September 30, 2003. The above decrease of $235,486 represents a 17.0% decline. This decline is primarily due to reduced activity in transactional accounts because of a lowered deposit base. As a percent of average assets, other income decreased from .65% for the nine-month period ended September 30, 2002 to .60% for the nine-month period ended September 30, 2003.

e. Other operating expenses increased from $5,992,156 for the nine-month period ended September 30, 2002 to $8,388,415 for the nine-month period ended September 30, 2003. If one, however, discounts the loss of the sale of a subsidiary, total operating expense, would have amounted to $6,263,809, representing a $271,653 increase over the prior year, or 4.5%. Absent the loss from the sale of a subsidiary, other operating expenses as a percent of average assets would have increased from 3.00% for the nine-month period ended September 30, 2002 to 3.69% for the nine-month period ended September 30, 2003.

f. Provision for loan losses (an expense item) for the nine-month periods ended September 30, 2003 and 2002 amounted to $1,432,000 and $2,472,000, respectively. This represents a decrease of $1,040,000, or 42.1%. Although heavy charge-offs will continue for the foreseeable future, the Company believes that the current condition of the assets is vastly improved over last year's.

At September 30, 2003, the allowance for loan losses amounted to approximately $2.9 million, or 1.90% of gross loans. At December 31, 2002, the allowance amounted to approximately $4.3 million, or 2.13% of gross loans. Management considers the allowance for loan losses to be adequate and sufficient to absorb possible future losses; however, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses or that additional provisions to the allowance will not be required.

PART II - OTHER INFORMATION
Item 1.	Legal Proceedings.
There are no material pending legal proceedings to which the Company or the subsidiary Banks are a party or of which any of their property is the subject.
Item 2.	Changes in Securities.
None.
Item 3.	Defaults Upon Senior Securities.
None.
Item 4.	Submission of Matters to a Vote of Security Holders.

A Special Meeting of shareholders of the Company was held on July 24, 2003. The only matter presented and voted on at the meeting was the approval of the sale by the Company of the outstanding shares of the capital stock of Cumberland. The results of the voting were as follows: 1,239,425 voting for, 5,101 voting against, 4,200 abstaining and no broker non-votes.

Item 5.	Other Information.

As previously reported, on August 28, 2002, Tarpon entered into a formal agreement with the OCC, pursuant to which Tarpon agreed to take certain actions to ensure its safe and sound operation. As of the date of this report, the Company believes that most of the requirements imposed on Tarpon under the agreement, including the formal appointment of L. Jackson Lyle as President, have been substantially satisfied, but the deadline for full compliance has expired. Following its periodic examination of Tarpon in June 2003, the OCC recommended that the formal agreement remain in place. Failure to comply with the terms of the agreement could result in additional regulatory enforcement action, including assessment of civil money penalties or issuance of a Cease and Desist Order, which could impose additional obligations on Tarpon. The Company and Tarpon are continuing in their efforts to satisfy all relevant conditions as soon as practicable.

On October 22, 2003, the Company entered into an agreement to sell the shares of the outstanding capital stock of Tarpon to Gulf Atlantic Financial Group, Inc., for $6 million in cash. The consummation of this transaction is subject to various conditions, including the purchaser obtaining requisite financing and approval of the transaction by the Company's shareholders and regulatory authorities.

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

On June 10, 2003, CNB, the Company's largest bank, entered into an MOU with the OCC. Under the MOU, CNB agreed to certain undertakings, including a revision of its loan policy; adoption of written programs relating to three-year capital needs, criticized assets, loan portfolios management, and a strategic plan; review of Board committee structure; and employment of an independent consultant to complete a study of current management, Board supervision and staffing requirements. As of the date of this report, the Company believes that CNB has satisfied all but one of the requirements imposed on CNB under the MOU, the satisfaction of which was due on or before such date. Following its periodic examination of CNB in October 2003, the OCC recommended that the MOU remain in place. The Company and CNB are continuing their efforts to satisfy all the relevant conditions as soon as practicable.

Effective October 14, 2003, the Board of Directors appointed W. Paul Gephart, the Company's Chief Financial Officer. Mr. Gephart, a Certified Public Accountant, has served as the Chief Financial Officer of Tarpon since August 11, 2003. During August 2002-August 2003, Mr. Gephart was the principal of Gephart, CPA, a public accounting firm in Tampa, Florida. He also served as Chief Financial Officer of Vertical Health Solutions, Inc., a Largo, FL-based marketing company listed on NASDAQ (August 2001-August 2002), MaxxAir Vent Corporation, a Tampa-based manufacturer of injection molded RV products (January 2001-August 2001) and ASI Building Products, Inc., a Tampa-based building materials distributor (1989-2000).

Item 6.	Exhibits and Reports on Form 8-K.
(a)	Exhibits:
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
Registrant filed report on Form 8-K
(i) on July 7, 2003, disclosing that the Company repaid the ten-year, $6 million line of credit with a new $5.1 million loan made by the son of one of the Company's directors;
(ii) on July 24, 2003, announcing that at the Special Meeting of the shareholders which took place on such date the Company's shareholders approved the sale of Cumberland to Liberty Shares, Inc.; and
(iii) on September 23, 2003, announcing the consummation of the sale of Cumberland to Liberty Shares, Inc.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Community National Bancorporation (Registrant) By: /S/ Theron G. Reed Theron G. Reed President and Chief Executive Officer (Principal Executive Officer)
Date: November 13, 2003	By: /S/ W/ Paul Gephart W. Paul Gephart Chief Financial Officer (Principal Financial and Accounting Officer)