Form 10-K/A
period 2003-12-31
COMMUNITY NATIONAL BANCORPORATION
filed 2004-03-31
CIK 855386

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, DC 20549

                                   Form 12b-25

                                                 Commission File Number: 0-25437
                                                       CUSIP Number: 20375P 10 9

                           NOTIFICATION OF LATE FILING


(Check One):   [X] Form 10-K   [_] Form 11-K   [_] Form 20-F   [_] Form 10-Q
               [_] Form N-SAR

               For Period Ended: December 31, 2003
                                 -----------------

[ ] Transition Report on Form 10-K   [ ] Transition Report on From 10-Q
[ ] Transition Report on Form 20-F   [ ] Transition Report on Form N-SAR
[ ] Transition Report on Form 11-K


  For the Transition Period Ended: _____________

  Read attached instruction sheet before preparing form.  Please print or type.

  Nothing in this form shall be construed to imply that the Commission has verified any information contained herein.

  If the notification relates to a portion of the filing checked above, identify the item(s) to which the notification relates:_______________________
  ______________________________________________________________________________



                                    PART I
                           REGISTRANT INFORMATION

Full name of registrant:                COMMUNITY NATIONAL BANCORPORATION
                                        ------------------------------------

Former name if applicable:              N/A
                                        ------------------------------------

Address of principal executive office:  561 East Washington Avenue, Box 2619
                                        ------------------------------------

City, state and zip code:               Ashburn, Georgia 31714-2619
                                        ------------------------------------



                                  PART II
                          RULE 12b-25 (b) AND (c)

     If the subject report could not be filed without unreasonable effort or expense and the registrant seeks relief pursuant to Rule 12b-25(b), the following should be completed. (Check box if appropriate.) [X]

        (a) The reasons described in reasonable detail in Part III of this form could not be eliminated without unreasonable effort or expense;

        (b) The subject annual report, semi-annual report, transition report on Form 10-K, 20-F, 11-K, Form N-SAR or Form B-CSR, or portion thereof will be filed on or before the 15th calendar day following the prescribed due date; or the subject quarterly report or transition report on Form 10-Q, or portion thereof will be filed on or before the fifth calendar day following the prescribed due date; and

        (c) The accountant's statement or other exhibit required by Rule 12b-25(c) has been attached if applicable.



                                  PART III
                                  NARRATIVE

     State below in reasonable detail why Forms 10-K, 11-K, 20-F, 10-Q, N-SAR or N-CSR or the transition report portion thereof, could not be filed within the prescribed time period. (Attach extra sheets if needed.)

     The Registrant has experienced delays in the preparation of its financial statements and related disclosure, and the registrant's auditors have experienced delays in the conduct of their audit of the registrant's financial statements. These delays have been due to a number of factors, including the time and efforts of management and other personnel in connection with the sale of a subsidiary and a pending sale of another subsidiary; and the general workload of the Registrant's auditors. As a result of these and other factors, the Registrant is unable, without unreasonable effort or expense, to complete and file its Annual Report on Form 10-KSB for the year ended December 31, 2003 (the "Annual Report") by March 30, 2004, the prescribed deadline for filing.



                                  PART IV
                             OTHER INFORMATION

     (1) Name and telephone number of person to contact in regard to this notification:

             Theron G. Reed                   (229)            567-9686
          -------------------------------------------------------------------
                 (Name)                    (Area Code)     (Telephone Number)

     (2) Have all other periodic reports required under Section 13 of 15(d) of the Securities Exchange Act of 1934 or Section 30 of the Investment Company Act of 1940 during the preceding 12 months or for such shorter period that the registrant was required to file such report(s) been filed? If the answer is no, identify report(s).

                              [X] Yes  [ ] No

     (3) Is it anticipated that any significant change in results of operations from the corresponding period for the last fiscal year will be reflected by the earnings statements to be included in the subject report or portion thereof?

                              [X] Yes  [ ] No

     If so, attach an explanation of the anticipated change, both narratively and quantitatively and, if appropriate, state the reasons why a reasonable estimate of the results cannot be made.

     The Registrant anticipates that it will report significant changes in its results of operations for the fiscal year ended December 31, 2003 compared to the prior fiscal year. Among other changes, the Registrant expects that its consolidated financial statements will indicate gross revenues of approximately $15.9 million for the fiscal year ended December 31, 2003, as compared to approximately $20.7 million for the prior fiscal year. The decrease in net revenues is expected to be due in part to the sale of one of the Registrant's three subsidiary banks during the fiscal year ended December 31, 2003, as compared to net income of approximately $0.5 million for the prior fiscal year. The Registrant's net loss for the fiscal year ended December 31, 2003 will reflect a loss of approximately $2.1 million on the sale of the subsidiary.

-------------------------------------------------------------------------------

                        COMMUNITY NATIONAL BANCORPORATION

                   (Name of Registrant as Specified in Charter)

Has caused this notification to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  March 30, 2003

                                 By:  /s/ Theron G. Reed
                                      -------------------------------
                                      Theron G. Reed,
                                      President and Chief Executive Officer