Form 10KSB
period 2003-12-31
COMMUNITY NATIONAL BANCORPORATION
filed 2004-04-14
CIK 855386

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C. 20549
                                  ______________

                                    FORM 10-KSB

(Mark One)
[ x ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the fiscal year ended December 31, 2003

or

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ______________ to ______________

                           COMMISSION FILE NUMBER: 0-25437
                          __________________________________

                           COMMUNITY NATIONAL BANCORPORATION
                  (Exact name of registrant specified in its charter)

          GEORGIA                                              58-1856963
(State or other jurisdiction of                            (I.R.S. Employer
 incorporation or organization)                           Identification No.)

                         561 EAST WASHINGTON AVENUE, BOX 2619
                             ASHBURN, GEORGIA 31714-2619
                (Address of principal executive offices and zip code)

                  Registrant's Telephone Number, Including Area Code:
                                     (229) 567-9686

            Securities registered pursuant to Section 12(b) of the Exchange Act:
                                           NONE

            Securities registered pursuant to Section 12(g) of the Exchange Act:
                                  COMMON STOCK, NO PAR VALUE


     Check whether the registrant (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days. Yes [ x ]    No [   ]

     Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any
amendment to this Form 10-KSB. [   ]

     The registrant's revenues for the fiscal year ended December 31, 2003 were $15,927,365.

     The aggregate market value of the Common Stock held by non-affiliates of the registrant as of the close of business on March 1, 2004 is $15,032,621. For purposes of this response, directors, executive officers and holders of 5% or more of the registrant's Common Stock as of March 1, 2004 are considered affiliates of the registrant.

     As of March 1, 2004, registrant had outstanding 2,008,595 shares of Common Stock.

     Portions of the registrant's Proxy Statement for its 2004 Annual Meeting of Shareholders, to be filed subsequently, are incorporated by reference into
Part III of this report.

                             FORWARD LOOKING STATEMENTS

     Certain statements that Community National Bancorporation (the "Company") may make from time to time, including statements contained in this report or incorporated by reference into this report, constitute "forward-looking statements" within the meaning of the federal securities laws. Forward-looking statements include all statements other than statements of historical fact, and may sometimes be identified by words such as "estimate," "plan," "intend," "expect," "anticipate," "believe," "will" and similar expressions used in conjunction with, among other things, discussions of plans, objectives, future operations, financial performance or other events. Such forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties. Factors that could cause the actual results to differ materially from those expressed in any forward-looking statement made by, or on behalf of, the Company include the following, some of which are described in greater detail in this report: (i) the effect of changes in laws and regulations, including federal and state banking laws and regulations, with which the Company or its subsidiary banks must comply, and the associated costs of compliance with such laws and regulations either currently or in the future; (ii) the effect of changes in accounting policies and practices, as may be adopted by the regulatory agencies as well as by the Financial Accounting Standards Board, or of changes in the Company's organization, compensation and benefit plans; (iii) the effect on the Company's competitive position within its market area of the increasing consolidation within the banking and financial services industries, including the increased competition from larger regional and out-of-state banking organizations as well as non-bank providers of various financial services; (iv) a delay or failure to consummate the previously announced sale of the Company's subsidiary First National Bank, which sale is subject to various conditions, including a financing condition; (v) the inability of the Company's subsidiary banks to comply with the terms of their agreements with banking regulators; (vi) the effect of changes in interest rates; and (vii) the effect of changes in the business cycle and downturns in local, regional or national economies.

     The foregoing list of important factors is not exclusive. Readers are cautioned not to place undue reliance on any forward-looking statements. Community National Bancorporation does not undertake to update any forward-looking statement, whether written or oral, that it or its agents may make from time to time.

                                     TABLE OF CONTENTS

PART I..................................................................... 1
   Item 1.    Description of Business...................................... 1
   Item 2.    Description of Property......................................29
   Item 3.    Legal Proceedings............................................29
   Item 4.    Submission of Matters to a Vote of Security Holders..........30

PART II....................................................................30
   Item 5.    Market for Common Equity, Related Stockholder
              Matters and Small Business Issuer Purchases of
              Equity Securities............................................30
   Item 6.    Management's Discussion and Analysis of Financial
              Condition and Results of Operations..........................31
   Item 7.    Financial Statements.........................................42
   Item 8.    Changes and Disagreements With Accountants on
              Accounting and Financial Disclosure..........................42
   Item 8A.   Controls and Procedures......................................42

PART III...................................................................43
   Item 9.    Directors and Executive Officers of the Registrant...........43
   Item 10.   Executive Compensation.......................................43
   Item 11.   Security Ownership of Certain Beneficial Owners and
              Management and Related Stockholder Matters...................43
   Item 12.   Certain Relationships and Related Transactions...............43
   Item 13.   Exhibits List and Reports on Form 8-K........................43
   Item 14.   Principal Accountant Fees and Services.......................45

SIGNATURES.................................................................46

                                      PART I


ITEM 1.    DESCRIPTION OF BUSINESS.

BACKGROUND AND RECENT DEVELOPMENTS

     Community National Bancorporation (the "Company") was incorporated as a Georgia corporation in 1989 for the purpose of serving as a bank holding company to a de novo subsidiary bank, Community National Bank ("CNB"), a national banking association chartered under the laws of the United States. After the receipt of necessary approvals from federal and state banking regulators, CNB commenced business in 1990. That same year, the Company completed an initial public offering of its common stock, raising approximately $3.5 million, substantially all of which was used to capitalize CNB. CNB's initial branch was in Ashburn, Turner County, Georgia, and it has since opened additional branches in Turner and Crisp Counties of Georgia.

     During 1998, the Company completed a second public offering of its common stock, raising approximately $4.0 million, substantially all of which was used to capitalize a new branch of CNB located in Camden County, Georgia. In 1999, the Company opened for business its subsidiary Cumberland National Bank ("Cumberland"), a de novo national bank. Cumberland assumed the operations of CNB's Camden County branch.

     In 2000, the Company acquired Tarpon Financial Corporation and its wholly-owned subsidiary First National Bank, a national banking association located Tarpon Springs, Pinellas County, Florida ("Tarpon"), for approximately $3.7 million in cash and common stock.

     From early 2000 through mid-2003, loan losses at Cumberland and, to a lesser extent, Tarpon, required the Company to increase its borrowings to supplement the capital accounts of these subsidiary banks. In 2002, Cumberland and Tarpon each entered into a formal agreement (the "Formal Agreement") with the Office of the Comptroller of the Currency (the "OCC") pursuant to which each of Cumberland and Tarpon agreed to take certain actions to ensure its safe and sound operation. In June 2003, CNB entered into a Memorandum of Understanding (the "MOU") with the OCC pursuant to which CNB agreed to take certain corrective actions to operate in a safe and sound manner.

     The foregoing events have had a negative effect on the Company's financial condition. In March 2002, the Company obtained a $6 million line of credit facility from an unrelated financial institution. The Company's obligations under the facility were secured by the common stock of each of the Company's subsidiary banks and included annual principal payments beginning in April, 2003. As of December 31, 2002, the lender determined the Company to be in default of certain of the facility's covenants. On April 9, 2003, to enable the Company to make the 2003 annual principal payment on the line of credit facility, the Company sold 61,500 shares of its newly-issued non-voting Series A Preferred Stock to its directors for an aggregate price of $615,000. In July 2003, the Company repaid the outstanding balance on the line of credit with the proceeds of a new $5.1 million loan from the son of one of the Company's directors. This lender has agreed to forbear from enforcing any remedies for defaults under this loan until July 7, 2004.

     In September 2003, the Company sold Cumberland to an unrelated third party for approximately $2.9 million, of which $2.2 million was used to reduce the principal balance of its outstanding loan. In October 2003, the Company entered into an agreement to sell Tarpon to Gulf Atlantic Financial Group, Inc.
("Gulf Atlantic") for approximately $6 million, subject to various conditions, including a financing condition, which Gulf Atlantic has not yet satisfied. In January 2004, the Tarpon sale agreement was amended to change the date by which Gulf Atlantic must satisfy or waive its financing condition from January 31, 2004 to June 30, 2004. Either party may terminate the Tarpon sale agreement if the sale of Tarpon has not been completed by June 30, 2004.

PRODUCTS AND SERVICES OFFERED BY THE COMPANY'S SUBSIDIARIES

     DEPOSITS

     CNB and Tarpon (collectively, the "Banks") conduct a commercial banking business serving Turner and Crisp Counties, Georgia and Pinellas County, Florida. The Banks offer a full range of interest-bearing and non-interest bearing accounts, including commercial and retail checking accounts, negotiable order of withdrawal ("NOW") accounts, individual retirement accounts, regular interest-bearing savings accounts and certificates of deposit with a range of maturity date options. The sources of deposits are residents, businesses and employees of businesses within the Banks' market areas. Customers are obtained through personal solicitation, direct mail solicitation and advertisements published in the local media.

     The Banks pay competitive interest rates on time and savings deposits.
In addition, they have implemented a service charge fee schedule competitive with other financial institutions, covering such matters as maintenance fees on checking accounts, per item processing fees on checking accounts, returned check charges and other standard fees.

     OTHER SERVICES

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

LENDING ACTIVITIES

     The Banks engage in a full complement of lending activities, including short- to medium-term commercial, consumer installment and real estate loans. A significant number of loans are made to farmers or farming concerns.

     Commercial, Financial and Agricultural Loans

     Commercial lending is directed principally towards businesses whose demands for funds fall within the Company's legal lending limits and which are potential deposit customers of the Banks. As of December 31, 2003, the Company had a legal lending limit for unsecured loans of up to $2,700,000 to any one borrower. Commercial loans include loans made to individual, partnership and corporate borrowers, both secured and unsecured. These loans are obtained for a variety of business purposes, including working capital (e.g., inventory and receivables), business expansion (e.g., acquisition of real estate and improvements), and purchase of equipment and machinery. Particular emphasis is placed on loans to small- and medium-sized businesses, and CNB is qualified to make loans guaranteed by the Small Business Administration. Agricultural loans include secured and unsecured loans for row crop production including corn, soybeans, peanuts, cotton and other produce.

     The primary repayment risk for commercial loans is the failure of the business due to economic or financial factors. Although the Company typically looks to a commercial borrower's cash flow as the principal source of repayment for such loans, many commercial loans are secured by inventory, equipment, accounts receivable, and other assets.

     Consumer Loans

     The Company's consumer loans consist primarily of installment loans to individuals for personal, family and household purposes, including automobile loans to individuals and pre-approved lines of credit. This category of loans also includes lines of credit and term loans secured by second mortgages on the residences of borrowers for a variety of purposes, including home improvements, education and other personal expenditures. In evaluating these loans the Bank reviews the borrower's level and stability of income and past credit history and the impact of these factors on the ability of the borrower to repay the loan in a timely manner. In addition, the Company seeks to maintain an appropriate margin between the loan amount and collateral value.

     Real Estate Loans

     The Company's real estate loans consist of residential first and second mortgage loans, residential construction loans and commercial real estate loans to a limited degree. These loans are made in accordance with the Company's appraisal policy and real estate lending policy which detail maximum loan-to-value ratios and maturities. These loan-to-value ratios are designed to compensate for fluctuations in the real estate market to minimize the risk of loss on such loans.

MARKET AREA

     CNB. CNB's primary service area includes the Georgia counties of Turner and Crisp. CNB also extends credit to qualified borrowers in the contiguous counties of Tift and Worth, Georgia. Turner County is located approximately 80 miles north of the Georgia-Florida state line, 165 miles south of Atlanta, 38 miles east of Albany, and 180 miles west of Savannah. The county is comprised of the cities of Ashburn, which is the county seat, Sycamore and Rebecca and covers an area of 293 square miles. As of 2000, the population of Turner County was 9,504.

     Turner County's economy is dependent on agriculture. Management of CNB intends to continue to place a substantial portion of CNB's assets in agricultural loans. This sector of the economy remains the most significant industry in CNB's market. A significant portion of the agricultural output produced in the county is peanuts, and the county is home to significant peanut shelling and distribution operations. The livestock and poultry industries are also important segments of the local economy. Turner County also contains light manufacturing, primarily in the apparel and textile sector.

     As of June 30, 2003, there was one other financial institution in Turner County. FDIC reports show that as of June 30, 2003, deposits in the county totaled $233.3 million, with CNB having approximately 48.5% of such deposits.

     Crisp County is located contiguous to Turner County on its northwest border. Although Crisp County is slightly smaller than Turner County in total area, its population is approximately twice that of Turner County. Retail trade and service industries are significant employment sectors in the county.

     As of June 30, 2003, there were five financial institutions serving Crisp County. FDIC reports show that as of June 30, 2003, deposits in the county totaled $288.0 million, with CNB's branch having approximately 9.4% of such deposits.

     Tarpon. Tarpon's primary service area is northern Pinellas County, Florida, including the city of Tarpon Springs and the contiguous towns of Holiday and Palm Harbor. The Company's expansion into the Pinellas County banking market was motivated by the desire to diversify the loan portfolio of the Company. Pinellas County occupies a peninsula bordered by the Gulf of Mexico on the west and by Tampa Bay on the east, covering approximately 264 square miles. Tourism and service are significant industries in the county. As of June 30, 2003, there were 33 financial institutions serving Pinellas County. According to FDIC reports, as of June 30, 2003, deposits at these financial institutions totaled $16.7 billion with Tarpon having approximately 0.2% of such deposits.

COMPETITION

     Each of the Banks competes and will continue to compete to provide various financial services to customers with other commercial banks, savings and loan associations, credit unions, mortgage banking companies, consumer finance companies, securities brokerage firms, insurance companies, money market mutual funds and other financial institutions. Competition is likely to increase due to trends in federal interstate banking laws and state laws to loosen restrictions on interstate banking. Many of the financial institutions operating in Georgia have substantially greater financial resources and offer certain services, such as trust services, that the Banks do not expect to provide in the near future. By virtue of their greater total capitalization, such institutions have substantially higher lending limits than the Banks and substantial advertising and promotional budgets. To compete, each of the Banks relies on specialized services, responsive handling of customer needs and personal contacts by officers, directors and staff.

SUPERVISION AND REGULATION

     The Company and the Banks operate in a highly regulated environment, and their business activities are governed by statute, regulation and administrative policies. The business activities of the Company and the Banks are closely supervised by a number of state and federal regulatory agencies, including the Board of Governors of the Federal Reserve System (the "Federal Reserve"), the OCC, the Georgia Department of Banking and Finance (the "Georgia Department"), the Florida Department of Financial Services, and the Federal Deposit Insurance Corporation ("FDIC").

     REGULATION OF THE COMPANY

     Acquisitions of banks. The Company is regulated by the Federal Reserve under the Federal Bank Holding Company Act of 1956, as amended, (the "Bank Holding Company Act"), which requires every bank holding company to obtain the prior approval of the Federal Reserve before acquiring more than 5% of the voting shares of any bank or all or substantially all of the assets of a bank, and before merging or consolidating with another bank holding company. The Federal Reserve, pursuant to regulations and published statements, has maintained that a bank holding company must serve as a source of financial strength to its subsidiary banks. In adhering to this Federal Reserve policy, the Company may be required to provide financial support to a subsidiary bank at a time when, absent such Federal Reserve policy, the Company may not deem it advisable to provide such assistance. A bank holding company is generally prohibited from acquiring control of any company which is not a bank and from engaging in any business other than the business of banking or managing and controlling banks.

     Pursuant to the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Riegle-Neal Act"), an adequately capitalized and adequately managed bank holding company may acquire a bank across state lines, without regard to whether such acquisition is permissible under state law. A bank holding company is considered to be "adequately capitalized" if it meets all applicable federal regulatory capital standards.

     While the Riegle-Neal Act precludes a state from entirely insulating its banks from acquisition by an out-of-state holding company, a state may still provide that a bank may not be acquired by an out-of-state company unless the bank has been in existence for a specified number of years, not to exceed five years. Additionally, the Federal Reserve is directed not to approve an application for the acquisition of a bank across state lines if (i) the applicant bank holding company, including all affiliated insured depository institutions, controls, or after the acquisition would control, more than 10% of the total amount of deposits of all insured depository institutions in the United States (the "ten percent concentration limit") or (ii) the acquisition would result in the holding company controlling 30% or more of the total deposits of insured depository institutions in any state in which the holding company controlled a bank or branch immediately prior to the acquisition (the "thirty percent concentration limit"). States may waive the thirty percent concentration limit, or may make the limit more or less restrictive, so long as they do not discriminate against out-of-state bank holding companies.

     The Riegle-Neal Act also provides that banks located in different states may merge and operate the resulting institution as a single bank with interstate branches. However, a state that has had a law in effect since prior to June 1, 1998 expressly prohibiting mergers involving out-of-state banks may continue to prevent interstate branching through mergers. Under the Riegle-Neal Act, an interstate merger transaction may involve the acquisition of a branch of an insured bank without the acquisition of the Bank itself, but only if the law of the state in which the branch is located permits this type of transaction.

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

     The Riegle-Neal Act also provides that the appropriate federal banking agency may approve an application by a bank to establish and operate an interstate branch in any state that has in effect a law expressly permitting all out-of-state banks to establish and operate such a branch.

     In response to the Riegle-Neal Act, Georgia adopted the Georgia Interstate Banking Act. The Georgia Interstate Banking Act provides that (i) interstate acquisitions of institutions located in Georgia will be permitted in states which also allow national interstate acquisitions, and (ii) interstate acquisitions of institutions located in Georgia will be permitted by institutions located in states which allow national interstate acquisitions.

     Also in response to the Riegle-Neal Act, Georgia adopted the Georgia Interstate Branching Act, which permits Georgia-based banks and bank holding companies owning or acquiring banks outside of Georgia and all non-Georgia banks and bank holding companies owning or acquiring banks in Georgia the right to merge any lawfully-acquired bank into an interstate branch network. The Georgia Interstate Branching Act also allows banks to establish de novo branches, subject to limitations. Generally, the Georgia Interstate Banking Act provides for out-of-state entry by acquisition only (and not by interstate branching).

     In 2000, the Company acquired Tarpon Financial Corporation and its wholly-owned subsidiary, Tarpon, located in Pinellas County, Florida. Florida law allows out-of-state bank holding companies (located in states, such as Georgia, that allow Florida bank holding companies to acquire banks and bank holding companies in that state) to acquire Florida banks and Florida bank holding companies. The law essentially provides for out-of-state entry by acquisition only (and not by interstate branching) and requires that the acquired Florida bank to have been in existence and continually operating for at least three years. Interstate branching and consolidation of existing bank subsidiaries in different states is permissible.

     The Company is also regulated by the Georgia Department under the Georgia Bank Holding Company Act, which requires every Georgia bank holding company to obtain the prior approval of the Georgia Department before acquiring more than 5% of the voting shares of any bank or all or substantially all of the assets of a bank or before merging or consolidating with any other bank holding company. Under this law, a Georgia bank holding company owning a bank that does a lawful business in Georgia is allowed to acquire control of a bank through formation of a de novo bank in Georgia, provided that it obtains the requisite approval of the Georgia Department and any required federal approval. Under this legislation, a bank holding company may merge or consolidate a de novo bank that it had established, notwithstanding that it is less than three years old, into another bank owned by that holding company. However, no out-of-state bank holding company may enter Georgia to do banking business through the formation of a de novo bank.

     As a bank holding company, the Company is required to file with the Federal Reserve and the Georgia Department an annual report of its operations at the end of each fiscal year and such additional information as the Federal Reserve may require pursuant to the Bank Holding Company Act. The Federal Reserve may also make examinations of the Company and each of its subsidiaries. At the request of the Federal Reserve, following its inspection in December 2002, the Company's Board of Directors adopted resolutions that prohibit the Company from incurring additional debt, declaring or paying dividends or redeeming stock without the approval of the Federal Reserve. See "Regulatory Agreements" below.

     Permitted activities. A bank holding company is generally permitted under the Bank Holding Company Act to engage in or acquire direct or indirect control of more than 5% of the voting shares of any company engaged in the following activities:

     *   Banking or managing or controlling banks; and
     * Any activity that the Federal Reserve determines to be so closely related to banking as to be a proper incident to the business of banking.

Activities that the Federal Reserve has found to be so closely related to banking as to be a proper incident to the business of banking include:

     *   Factoring accounts receivable;
     * Making, acquiring, brokering or servicing loans and usual related activities;
     *   Leasing personal or real property;
     * Operating a non-bank depository institution, such as a savings association;
     *   Trust company functions;

     *   Financial and investment advisory activities;
     *   Conducting discount securities brokerage activities;
     * Underwriting and dealing in government obligations and money market instruments;
     *   Providing specified management consulting and counseling activities;
     *   Performing selected data processing services and support services;
     * Acting as agent or broker in selling credit life insurance and other types of insurance in connection with credit transactions; and
     *   Performing selected insurance underwriting activities.

     Despite prior approval, the Federal Reserve may order a bank holding company or its subsidiaries to terminate any of these activities or to terminate its ownership or control of any subsidiary when it has reasonable cause to believe that the bank holding company's continued ownership, activity or control constitutes a serious risk to the financial safety, soundness, or stability of it or any of its bank subsidiaries.

     In addition to the permissible bank holding company activities listed above, the Gramm-Leach-Bliley Act, adopted in 1999, provides that a qualified bank holding company may elect to become a financial holding company. Election of financial holding company status allows a bank holding company to engage in additional activities that are financial in nature or incidental or complementary to financial activity. The following activities are expressly listed as financial in nature:

     *   Lending, trust and other banking activities;
     * Insuring, guaranteeing, or indemnifying against loss or harm, or providing and issuing annuities, and acting as principal, agent, or broker for these purposes, in any state;
     *   Providing financial, investment, or advisory services;
     * Issuing or selling instruments representing interests in pools of assets permissible for a bank to hold directly;
     *   Underwriting, dealing in or making a market in securities;
     * Other activities that the Federal Reserve may determine to be so closely related to banking or managing or controlling banks as to be a proper incident to managing or controlling banks;
     * Foreign activities permitted outside of the United States if the Federal Reserve has determined them to be usual in connection with banking operations abroad;
     *   Merchant banking through securities or insurance affiliates; and

     *   Insurance company portfolio investments.

     The Gramm-Leach-Bliley Act does not authorize banks or their affiliates to engage in commercial activities that are not financial in nature. A bank holding company may elect to be treated as a financial holding company only if all depository institution subsidiaries of the holding company are well-capitalized, well-managed and have at least a satisfactory rating under the Community Reinvestment Act. National banks are also authorized by the Gramm-Leach-Bliley Act to engage, through "financial subsidiaries," in any activity that is permissible for a financial holding company and any activity that the Secretary of the Treasury, in consultation with the Federal Reserve, determines is financial in nature or incidental to any such financial activity, except: (1) insurance underwriting; (2) real estate development or real estate investment activities, unless otherwise permitted by law; (3) insurance company portfolio investments; and (4) merchant banking. The authority of a national bank to invest in a financial subsidiary is subject to a number of conditions, including, among other things, requirements that the bank must be well-managed and well-capitalized, after deducting from the bank's capital outstanding investments in financial subsidiaries. The Company is not currently eligible to be treated as a financial holding company and has not applied to be so treated.

     REGULATION OF THE BANKS

     As national banks, the Banks are subject to the supervision of the OCC and, to a limited extent, the FDIC and the Federal Reserve. With respect to expansion, CNB and Tarpon must comply with the branching regulations of Georgia and Florida, respectively. Subject to certain limitations and regulatory approval, both CNB and Tarpon are permitted under applicable state law to establish de novo branches in an unlimited number of counties within their respective states. The Banks are also subject to state banking and usury laws restricting the amount of interest which it may charge in making loans or other extensions of credit.

     Loans and extensions of credit by national banks are subject to lending limitations under federal law. Pursuant to these limitations, a national bank may grant unsecured loans and extensions of credit in an amount of up to 15% of its unimpaired capital and surplus to any person. In addition, a national bank may grant loans and extensions of credit to a single person in an amount up to 10% of its unimpaired capital and surplus, provided that the transactions are fully secured by readily marketable collateral having a market value determined by reliable and continuously available price quotations. This 10% limitation is separate from, and in addition to, the 15% limitation for unsecured loans.

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

     The Company and the Banks are required to comply with capital adequacy standards established by the Federal Reserve in the case of the Company, and the OCC, in the case of the Banks. The Federal Reserve has promulgated two basic measures of capital adequacy for bank holding companies: a risk-based measure and a leverage measure. All applicable capital standards must be satisfied for a bank holding company to be considered in compliance.

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

     The minimum guideline for the ratio (the "Total Risk-Based Capital Ratio") of total capital to risk-weighted assets (including certain off-balance-sheet items, such as standby letters of credit) is 8%. At least half of total capital must be comprised of common stock, minority interests in the equity accounts of consolidated subsidiaries, non-cumulative perpetual preferred stock, and a limited amount of cumulative perpetual preferred stock, less goodwill and certain other intangible assets ("Tier 1 Capital"). The remainder may consist of subordinated debt, other preferred stock, and a limited amount of loan loss reserves ("Tier 2 Capital"). As of December 31, 2003, the Company's consolidated total Risk-Based Capital Ratio and its Tier 1 Risk-Based Capital Ratio (i.e., the ratio of Tier 1 Capital to risk-weighted assets) were 15.9% and 14.6% respectively.

     In addition, the Federal Reserve has established minimum leverage ratio guidelines for bank holding companies. These guidelines provide for a minimum ratio (the "Leverage Ratio") of Tier 1 Capital to average assets, less goodwill and certain other intangible assets, of 3% for bank holding companies that meet certain specified criteria, including those having the highest regulatory rating. All other bank holding companies generally are required to maintain a Leverage Ratio of at least 3%, plus an additional cushion of 100 to 200 basis points. The Company's Leverage Ratio as of December 31, 2003 was 10.8%. The guidelines also provide that bank holding companies experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels without significant reliance on intangible assets. Furthermore, the Federal Reserve has indicated that it will consider a "tangible Tier 1 Capital Leverage Ratio" (deducting all intangibles) and other indicia of capital strength in evaluating proposals for expansion or new activities.

     Each of the Banks was in compliance with applicable minimum capital requirements as of December 31, 2003. However, under CNB's MOU with the OCC and Tarpon's Formal Agreement with the OCC, each of the Banks has agreed to achieve specified minimum capital ratios above regulatory minimums. See "Regulatory Agreements" below.

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

     Under the Federal Deposit Insurance Act ("FDIA"), a depository institution insured by the FDIC can be held liable for any loss incurred by, or reasonably expected to be incurred by, the FDIC in connection with (i) the default of a commonly controlled FDIC-insured depository institution or (ii) any assistance provided by the FDIC to any commonly controlled FDIC-insured depository institution "in danger of default." "Default" is defined generally as the appointment of a conservator or receiver, and "in danger of default" is defined generally as the existence of certain conditions indicating that a default is likely to occur in the absence of regulatory assistance. The FDIC's claim for damages is superior to claims of shareholders of the insured depository institution or its holding company, but is subordinate to claims of depositors, secured creditors and holders of subordinated debt (other than affiliates) of the commonly controlled insured depository institution. As a result, any loss suffered by the FDIC in respect of any of these subsidiaries would likely result in assertion of the cross-guarantee provisions, the assessment of such estimated losses against the depository institution's banking or thrift affiliates, and a potential loss of the investment in such other subsidiary depository institution.

     FDIC insurance assessments. The FDIC has adopted a risk-based assessment system for insured depository institutions that takes into account the risks attributable to different categories and concentrations of assets and liabilities. The system assigns an institution to one of three capital categories: (1) well capitalized; (2) adequately capitalized; and (3) undercapitalized. These three categories are substantially similar to the prompt corrective action categories described above, with the "undercapitalized" category including institutions that are undercapitalized, significantly undercapitalized, and critically undercapitalized for prompt corrective action purposes. The FDIC also assigns an institution to one of three supervisory subgroups based on a supervisory evaluation that the institution's primary federal regulator provides to the FDIC and information that the FDIC determines to be relevant to the institution's financial condition and the risk posed to the deposit insurance funds. Assessments range from 0 to 27 cents per $100 of deposits, depending on the institution's capital group and supervisory subgroup. In addition, the FDIC imposes assessments to help pay off the $780 million in annual interest payments on the $8 billion Financing Corporation bonds issued in the late 1980s as part of the government rescue of the thrift industry. This assessment rate is adjusted quarterly and is set at 1.54 cents per $100 of deposits for the first quarter of 2004.

     The FDIC may terminate its insurance of deposits if it finds that the institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order, or condition imposed by the FDIC.

     FDIA establishes a system of prompt corrective action to resolve the problems of undercapitalized institutions. Under this system, the federal banking regulators are required to establish five capital categories well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically under-capitalized) and to take certain mandatory supervisory actions, and are authorized to take other discretionary actions, with respect to institutions in the three undercapitalized categories, the severity of which will depend upon the capital category in which the institution is placed. Generally, subject to a narrow exception, FDIA requires the banking regulator to appoint a receiver or conservator for an institution that is critically undercapitalized. The federal banking regulators have specified by regulation the relevant capital level for such category. While the capital ratios of each of the Banks are above the minimum thresholds to be classified as "well capitalized," the Banks' may not be classified as "well capitalized" so long as their agreements with the OCC are in effect. Therefore, each of the Banks is currently classified as "adequately capitalized." See "Regulatory Agreements" below.

     As national banks, the Banks are subject to examination and review by the OCC. This examination is typically completed on-site at least annually and is subject to off-site review as well. The Banks submit to the OCC quarterly reports of condition, as well as such additional reports as may be required by the national banking laws. In addition, the MOU and Formal Agreement require the Banks to submit special progress reports to the OCC.

     In the wake of the tragic events of September 11th, on October 26, 2001, President Bush signed the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism ("USA PATRIOT") Act of 2001. Under the USA PATRIOT Act, financial institutions are subject to prohibitions against specified financial transactions and account relationships as well as enhanced due diligence and "know your customer" standards in their dealings with foreign financial institutions and foreign customers. For example, the enhanced due diligence policies, procedures and controls generally require financial institutions to take reasonable steps:

     * to conduct enhanced scrutiny of account relationships to guard against money laundering and report any suspicious transactions;
     * to ascertain the identity of the nominal and beneficial owners of, and the source of funds deposited into, each account as needed to guard against money laundering and report any suspicious transactions;
     * to ascertain for any foreign bank, the shares of which are not publicly traded, the identity of the owners of the foreign bank and the nature and extent of the ownership interest of each such owner; and
     * to ascertain whether any foreign bank provides correspondent accounts to other foreign banks and, if so, the identity of those foreign banks and related due diligence information.

     Under the USA PATRIOT Act, financial institutions must establish anti-money laundering programs. The USA PATRIOT Act sets forth minimum standards for these programs, including:

     *   the development of internal policies, procedures and controls;
     *   the designation of a compliance officer;
     *   an ongoing employee training program; and
     *   an independent audit function to test the programs.

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

     Under the authority of the USA PATRIOT Act, the Secretary of the Treasury adopted rules in 2002 increasing the cooperation and information sharing between financial institutions, regulators and law enforcement authorities regarding individuals, entities and organizations engaged in, or reasonably suspected based on credible evidence of engaging in, terrorist acts or money laundering activities. Under these rules, a financial institution is required to:

     * expeditiously search its records to determine whether it maintains or has maintained accounts, or engaged in transactions with individuals or entities, listed in a request submitted by the Financial Crimes Enforcement Network ("FinCEN");
     *   notify FinCEN if an account or transaction is identified;
     *   designate a contact person to receive information requests;
     * limit use of information provided by FinCEN to: (1) reporting to FinCEN, (2) determining whether to establish or maintain an account or engage in a transaction and (3) assisting the financial institution in complying with the Bank Secrecy Act; and
     * maintain adequate procedures to protect the security and confidentiality of FinCEN requests.

     Under these rules, a financial institution may also share information regarding individuals, entities, organizations and countries for purposes of identifying and, where appropriate, reporting activities that it suspects may involve possible terrorist activity or money laundering. Such information-sharing is protected under a safe harbor if the financial institution:

     * notifies FinCEN of its intention to share information, even when sharing with an affiliated financial institution;
     * takes reasonable steps to verify that, prior to sharing, the financial institution or association of financial institutions with which it intends to share information has submitted a notice to FinCEN; and
     * limits the use of shared information to identifying and reporting on money laundering or terrorist activities, determining whether to establish or maintain an account or engage in a transaction, or assisting it in complying with the Bank Security Act and maintains adequate procedures to protect the security and confidentiality of the information.

     Any financial institution complying with these rules will not be deemed to have violated the privacy requirements discussed above.

     The Secretary of the Treasury also adopted a new rule in 2002 designed to prevent money laundering and terrorist financing through correspondent accounts maintained by U.S. financial institutions on behalf of foreign banks. Under the new rule, financial institutions:

     * are prohibited from providing correspondent accounts to foreign shell banks;
     * are required to obtain a certification from foreign banks for which they maintain a correspondent account stating the foreign bank is not a shell bank and that it will not permit a foreign shell bank to have access to the U.S. account;
     * must maintain records identifying the owner of the foreign bank for which they may maintain a correspondent account and its agent in the Unites States designated to accept services of legal process; and
     * must terminate correspondent accounts of foreign banks that fail to comply with or fail to contest a lawful request of the Secretary of the Treasury or the Attorney General of the United States, after being notified by the Secretary or Attorney General.

     This rule applies to correspondent accounts established after October 28, 2002.

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

     COMMUNITY REINVESTMENT ACT

     The Community Reinvestment Act requires that, in connection with examinations of financial institutions within their respective jurisdictions, the Federal Reserve, the FDIC, or the OCC shall evaluate the record of each financial institution in meeting the credit needs of its local community, including low- and moderate- income neighborhoods. These facts are also considered in evaluating mergers, acquisitions, and applications to open a branch or facility. Failure to adequately meet these criteria could impose additional requirements and limitations on the Banks and on the Company as a financial holding company. Since the Company's aggregate assets are not more than $250 million, under the Gramm-Leach-Bliley Act, the Company is generally subject to a Community Reinvestment Act examination only once every 60 months if it receives an "outstanding" rating, once every 48 months if it receives a "satisfactory" rating, and as needed if the Company's rating is less than "satisfactory." Following its most recent examination in September 2003, the Company was rated "satisfactory."

     OTHER REGULATIONS

     Interest and other charges collected or contracted for by the Banks are subject to state usury laws and federal laws concerning interest rates. For example, the Banks' loan operations are also subject to the following federal laws applicable to credit transactions:

     * The federal Truth-In-Lending Act, governing disclosures of credit terms to consumer borrowers;
     * The Home Mortgage Disclosure Act of 1975, requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves;
     * The Equal Credit Opportunity Act, which prohibits discrimination on the basis of race, creed or other prohibited factors in extending credit;
     * The Fair Credit Reporting Act of 1978, governing the use and provision of information to credit reporting agencies;
     * The Fair Debt Collection Act, governing the manner in which consumer debts may be collected by collection agencies;
     * The Soldiers' and Sailors' Civil Relief Act of 1940, governing the repayment terms of, and property rights underlying, secured obligations of persons in military service; and
     * The rules and regulations of the various federal agencies charged with the responsibility of implementing these federal laws.

The deposit operations of the Banks are subject to:

     * The Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records; and
     * The Electronic Funds Transfer Act and Regulation E issued by the Federal Reserve to implement that act, which govern automatic deposits to and withdrawals from deposit accounts and customers' rights and liabilities arising from the use of automated teller machines and other electronic banking services.

     PAYMENT OF DIVIDENDS

     The Company is a legal entity separate and distinct from the Banks. The principal sources of the Company's cash flow, including cash flow to pay any dividends to its shareholders, are dividends that the Banks pays to their sole shareholder, the Company. Statutory and regulatory limitations apply to the Banks' payment of dividends to the Company as well as to the Company's payment of dividends to its shareholders.

     The Banks are required by federal law to obtain prior approval of the OCC for payments of dividends if the total of all dividends declared by a Bank in any year will exceed (1) the total of that Bank's net profits for that year, plus (2) the Bank's retained net profits of the preceding two years, less any required transfers to surplus.

     The payment of dividends by the Company and the Banks may also be affected by other factors, such as the requirement to maintain adequate capital above regulatory guidelines. If, in the opinion of the OCC, a Bank was engaged in or about to engage in an unsafe or unsound practice, the OCC could require, after notice and a hearing, that such Bank stop or refrain engaging in the practice. The federal banking agencies have indicated that paying dividends that deplete a depository institution's capital base to an inadequate level would be an unsafe and unsound banking practice. Under the Federal Deposit Insurance Corporation Improvement Act of 1991, a depository institution may not pay any dividend if payment would cause it to become undercapitalized or if it already is undercapitalized. Moreover, the federal agencies have issued policy statements that provide that bank holding companies and insured banks should generally only pay dividends out of current operating earnings.

     At the request of the Federal Reserve, the Company has adopted resolutions prohibiting the Company from paying dividends without the prior approval of the Federal Reserve. See "Regulatory Agreements" below.

     RESTRICTIONS ON TRANSACTIONS WITH AFFILIATES

     The Company and the Banks are subject to the provisions of Section 23A of the Federal Reserve Act. Section 23A places limits on the amount of:

     *   A bank's loans or extensions of credit to affiliates;
     *   A bank's investment in affiliates;
     * Assets a bank may purchase from affiliates, except for real and personal property exempted by the Federal Reserve;
     * Loans or extensions of credit to third parties collateralized by the securities or obligations of affiliates; and
     * A bank's guarantee, acceptance or letter of credit issued on behalf of an affiliate.

     The total amount of the above transactions is limited in amount, as to any one affiliate, to 10% of a bank's capital and surplus and, as to all affiliates combined, to 20% of a bank's capital and surplus. In addition to the limitation on the amount of these transactions, each of the above transactions must also meet specified collateral requirements. The Banks must also comply with other provisions designed to avoid the taking of low-quality assets.

     The Company and the Banks are also subject to the provisions of Section 23B of the Federal Reserve Act which, among other things, prohibits an institution from engaging in the above transactions with affiliates unless the transactions are on terms substantially the same, or at least as favorable to the institution or its subsidiaries, as those prevailing at the time for comparable transactions with nonaffiliated companies.

     The Banks are also subject to restrictions on extensions of credit to their executive officers, directors, principal shareholders and their related interests. These extensions of credit (1) must be made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with third parties, and (2) must not involve more than the normal risk of repayment or present other unfavorable features.

     MONETARY POLICIES

     The results of operations of the Banks are affected by credit policies of monetary authorities, particularly the Federal Reserve. The instruments of monetary policy employed by the Federal Reserve include open market operations in U.S. Government securities, changes in the discount rate on member bank borrowings, changes in reserve requirements against member bank deposits and limitations on interest rates which member banks may pay on time and savings deposits. In view of the changing conditions in the national economy and the money markets, as well as the effect of action by monetary and fiscal authorities, including the Federal Reserve, no prediction can be made as to possible future changes in interest rates, deposit levels, loan demand or the business and earnings of the Banks.

     REGULATORY AGREEMENTS

     Formal Agreement and MOU with the OCC. On August 28, 2002, Tarpon entered into the Formal Agreement with the OCC, pursuant to which Tarpon agreed to take certain actions to ensure its safe and sound operation, including:

     * Appointing a new President, subject to prior review of the candidate by the OCC;
     * Engaging an independent outside management consultant to review management staffing, structure and needs, and to assess the strengths and weaknesses of Tarpon's Board of Directors;
     * Achieving certain capital levels above regulatory minimums, including that Tier I Capital equal at least 10% of risk-weighted assets;
     * Implementing a written program to improve Tarpon's loan portfolio management;

     * Implementing a written program designed to protect its assets criticized in OCC reports of examination;
     * Establishing a program for the maintenance of an adequate allowance for loan and lease losses;
     *   Adopting a written three-year strategic plan;
     *   Submitting monthly progress reports to the OCC;
     * Adopting, implementing and adhering to an independent internal audit program; and
     * Improving the management of Tarpon's bank information systems activities.

     Management of the Company and Tarpon believe that Tarpon is in compliance with all of the above requirements other than the requirement that the OCC approve Tarpon's new president. Tarpon has submitted a candidate to the OCC for its approval and is currently awaiting the OCC's formal response.

     On June 10, 2003, CNB entered into the MOU with the OCC pursuant to which CNB agreed to take certain corrective actions to ensure its operation in a safe and sound manner, including:

     * Establishing a compliance committee to monitor and coordinate CNB's adherence to the MOU and to evaluate CNB's board of directors;
     * Engaging an independent outside management consultant to conduct a management and board supervision study;
     *   Achieving certain capital levels above regulatory minimums;
     * Adopting and following a written program to improve CNB's loan portfolio management;
     *   Reviewing and revising CNB's lending policies;
     *   Adopting and following a three-year capital plan; and
     *   Adopting and following a three-year strategic plan.

     The Company and CNB believes that CNB is in substantial compliance with each of the terms of the MOU.

     The Formal Agreement and the MOU will remain in place until the OCC is satisfied that all of these requirements have been met. The Company cannot give assurance that all of these requirements will be met within the relevant time limits, or at all. Failure to comply with the terms of the Formal Agreement or the MOU could result in additional regulatory enforcement action, including assessment of civil money penalties or issuance of an order to cease and desist violating the OCC's regulations.

     Board Resolution. Following the Federal Reserve's on-site inspection of the Company on December 9, 2002, the Federal Reserve requested that the Company's Board of Directors adopt resolutions that, among other things, prohibit the Company from incurring additional debt, declaring or paying dividends or redeeming stock without the approval of the Federal Reserve. The Company adopted these resolutions in February, 2003. These resolutions will remain in effect until the Federal Reserve consents to their cancellation. The Federal Reserve has consented to the use of a portion of the proceeds of the planned sale of Tarpon to redeem the outstanding Series A Preferred Stock, including all accrued and unpaid dividends.

EMPLOYEES

     As of December 31, 2003, the Company and the Banks employed 61 full-time employees and 8 part-time employees. The Company and the Banks believe that its employee relations are good. There are no collective bargaining agreements covering any employees of the Company or the Banks.

ASSET/LIABILITY MANAGEMENT

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

     The management of each of the Banks continually monitors its asset/liability mix. The board of directors of each of the Banks receives periodic reports reflecting interest-sensitive assets and interest-sensitive liabilities, and a committee of the board of each of the Banks is responsible
for monitoring assets and liabilities.   The objective of these policies is to
control interest-sensitive assets and liabilities so as to minimize the impact of substantial movements in interest rates on their respective earnings.

STATISTICAL DISCLOSURES FOR BANK HOLDING COMPANIES

     The following section contains the information required to be disclosed by bank holding companies pursuant to Industry Guide 3 promulgated under the Securities Act of 1933. The presentations below reflect the sale of Cumberland to an unaffiliated third party in September 2003. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" below for more information on the impact of the Cumberland sale on the Company's financial condition and operating results.

DISTRIBUTION OF ASSETS, LIABILITIES AND STOCKHOLDERS' EQUITY; INTEREST RATES AND INTEREST DIFFERENTIAL

     The following is a presentation of the average consolidated balance sheet of the Company for the years ended December 31, 2003 and 2002. This presentation includes all major categories of interest-earning assets and interest-bearing liabilities:

AVERAGE CONSOLIDATED ASSETS

                                           Year Ended            Year Ended
                                         December 31, 2003     December 31, 2002
                                         -----------------     -----------------
                                                      (In thousands)
Cash and due from banks                    $       3,702          $      4,517
                                            ------------          ------------
Interest-bearing bank balances             $       2,964          $        396
Taxable securities                                10,348                14,486
Non-taxable securities                             3,191                 3,540
Federal funds sold                                16,629                14,136
Net loans                                        179,468               207,623
                                            ------------          ------------
Total interest-earning assets               $    212,600          $    240,181
Other assets                                      11,893                14,392
                                            ------------          ------------
Total assets                                $    228,195          $    259,090
                                            ============          ============

AVERAGE CONSOLIDATED LIABILITIES AND STOCKHOLDERS' EQUITY


Non-interest-bearing deposits               $     15,687          $     14,948
NOW and money market deposits                     35,296                34,592
Savings deposits                                   7,260                 6,059
Time deposits                                    137,716               174,902
Other borrowings                                  10,866                 8,205
Other liabilities                                  2,665                 1,614
                                            ------------          ------------
Total liabilities                           $    209,490          $    240,320
                                            ------------          ------------
Common stock                                $     11,488          $     11,314
Retained earnings                                  7,057                 7,230
Unrealized gain/(loss) on securities                 160                   226
                                            ------------          ------------
Total stockholders' equity                  $     18,705          $     18,770
                                            ------------          ------------
Total liabilities and stockholders' equity  $    228,195          $    259,090
                                            ============          ============

     The following is a presentation of an analysis of the net interest earnings of the Company for the periods indicated with respect to each major category of interest-earning asset and each major category of interest-bearing liability:

                    Year Ended December 31, 2003   Year Ended December 31, 2002
                    ----------------------------   ----------------------------
                              Interest  Average              Interest  Average
                    Average    Earned/   Yield/    Average    Earned/   Yield/
                    Amount      Paid      Rate     Amount      Paid      Rate
                    ------      ----      ----     ------      ----      ----
Assets                                  (Dollars in thousands)
------
Interest-bearing
 bank balances    $  2,964    $    84     2.83%   $    396   $    11     2.77%
Taxable securities  10,348        408     3.94%     14,486       721     4.98%
Non-taxable
 securities          3,191        136     6.46%      3,540       138     5.57%
Federal funds sold  16,629        203     1.22%     14,136       224     1.58%
Net loans          179,468(1)  13,673(2)  7.62%    207,623(3) 17,807(4)  8.58%
                  --------    -------             --------   -------
Total
 earning assets   $212,600    $14,504     6.82%   $240,181   $18,901     7.87%
                  ========    =======             ========   =======

Liabilities
-----------
NOW and money
 market deposits  $ 35,296    $   436     1.24%   $ 34,592   $   841     2.43%
Savings deposits     7,260         72      .99%      6,059       128     2.11%
Time deposits      137,716      4,958     3.60%    174,902     8,065     4.61%
Other borrowings    10,866        400     3.68%      8,205       299     3.64%
                  --------    -------             --------   -------
Total
 interest bearing
 liabilities      $191,138    $ 5,866     3.07%   $223,758   $ 9,333     4.17%
                  ========    =======             ========   =======
Net yield
 on earning assets                        4.06%                          3.98%

______________________
(1) At December 31, 2003, approximately $2.4 million in loans were not accruing interest.
(2) Interest earned on net loans includes approximately $1.2 million in loan fees and loan service fees.
(3) At December 31, 2002, approximately $5.4 million in loans were not accruing interest.
(4) Interest earned on net loans includes approximately $1.5 million in loan fees and loan service fees.

RATE/VOLUME ANALYSIS OF NET INTEREST INCOME

     The effect on interest income, interest expense and net interest income, during the periods indicated, of changes in average balance and rate from the corresponding prior period is shown below. The effect of a change in average balance has been determined by applying the average rate in the earlier period to the change in average balance in the later period, as compared with the earlier period. Changes resulting from average balance/rate variances are included in changes resulting from rate. The balance of the change in interest income or expense and net interest income has been attributed to a change in average rate.

                     Year Ended December 31, 2003   Year Ended December 31, 2002
                            compared with                  compared with
                     Year Ended December 31, 2002   Year Ended December 31, 2001
                     ----------------------------   ----------------------------
                                      Increase (decrease) due to:

                       Volume    Rate    Total        Volume    Rate    Total
                       ------    ----    -----        ------    ----    -----
                                             (In thousands)
Interest earned on:
  Interest-
   bearing bank
   balances           $    72  $     1  $    73      $  (25) $   (20) $   (45)
Taxable securities       (181)    (132)    (313)        117      (68)      49
Non-taxable securities    (19)      17       (2)         44      (21)      23
Federal funds sold         68      (89)     (21)        149     (334)    (185)
Net loans              (2,265)  (1,869)  (4,134)      1,539   (4,114)  (2,575)
                      -------  -------  -------      ------  -------  -------
Total
 interest income      $(2,325) $(2,072) $(4,397)     $1,824  $(4,557) $(2,733)
                      -------  -------  -------      ------- -------  -------

Interest paid on:
NOW deposits
 and money market     $    17  $  (422) $  (405)     $  218  $  (238) $   (20)
Savings deposits           32      (88)     (56)         18      (11)       7
Time deposits          (1,530)  (1,577)  (3,107)        567   (2,858)  (2,291)
Other borrowings           98        3      101          97      (35)      62
                      -------  -------  -------      ------  -------  -------
Total
 interest expense     $(1,383) $(2,084) $(3,467)     $  900  $(3,142) $(2,242)
                      -------  -------  -------      ------  -------  -------

Change
 in net
 interest income      $  (942) $    12  $  (930)     $  924  $(1,415) $  (491)
                      =======  =======  =======      ======  =======  =======


     DEPOSITS

     The Bank offers a full range of deposit services, including commercial and retail checking accounts, savings accounts, and other deposits ranging from daily money market accounts to longer-term certificates of deposit and individual retirement accounts. See "Products and Services Offered by the Company's Subsidiaries" above for more information about the types of deposits offered by the Company.

     The following table presents, for the periods indicated, the average amount of and average rate paid on each of the following deposit categories:

                                  Year Ended                 Year Ended
                               December 31, 2003          December 31, 2002
                              --------------------       --------------------
                              Average     Average        Average     Average
Deposit Category              Amount     Rate Paid       Amount     Rate Paid
----------------              -------    ---------       -------    ---------
                                           (Dollars in thousands)
Non-interest-bearing
 demand deposits              $15,687       N/A          $14,948       N/A
NOW and
 money market deposits         35,296      1.24%          34,592      2.43%
Savings deposits                7,260       .99%           6,059      2.11%
Time deposits                 137,716      3.60%         174,902      4.61%

     The following table indicates amounts outstanding of time certificates of deposit of $100,000 or more and respective maturities at December 31, 2003:

                                                    At December 31, 2003
     Time Certificates of Deposit                   --------------------
     ----------------------------                       (In thousands)
        3 months or less                                 $  5,409
        3-6 months                                          5,750
        6-12 months                                         9,260
        over 12 months                                      2,533
                                                         --------
        Total                                            $ 22,952
                                                         ========


     LOAN PORTFOLIO

     The Company, through its two subsidiary banks, engages in a full complement of lending activities, including commercial/industrial, consumer and real estate loans. See "Lending Services" above for more detail about the types of loans made by the Company.

     While risk of loss in the Company's loan portfolio is primarily tied to the credit quality of its various borrowers, risk of loss may also increase due to factors beyond the Company's control, such as local, regional and/or national economic downturns. General conditions in the real estate market may also impact the relative risk in the Company's real estate portfolio. Of the Company's target areas of lending activities, commercial loans are generally considered to have greater risk than real estate loans or consumer installment loans.

     The Company participates with other banks with respect to loans originated by the Company which exceed the Company's lending limits. Management of the Company does not believe that loan participations necessarily pose any greater risk of loss than other loans.

     The following table presents various categories of loans contained in the Company's loan portfolio as of the dates indicated and the total amount of all loans for such periods:

                                        As of                As of
                                   December 31, 2003    December 31, 2002
Type of Loan                       -----------------    -----------------
------------                                   (In thousands)
Commercial, financial
 and agricultural                     $ 90,259              $133,056
Real Estate - construction               1,369                 4,203
Real Estate - mortgage                  31,771                46,246
Installment and other loans
 to individuals                         11,644                19,231
                                      --------              --------
Subtotal                               135,043               202,736
Less:  allowance for
 possible loan losses                   (2,676)               (4,324)
                                      --------              --------
     Total (net of allowances)        $132,367              $198,412
                                      ========              ========

     The following is a presentation of an analysis of maturities of certain loans as of December 31, 2003:

                           Due in 1     Due in    Due After
                         Year or Less   5 Years    5 Years      Total
Type of Loan             ------------   -------   ---------     -----
------------                               (In thousands)
Commercial, financial
 and agricultural          $34,012      $51,506     $4,741     $90,259
Real Estate -
 construction                1,369         --         --         1,369
                           -------      -------     ------     -------
Total                      $35,381      $51,506     $4,741     $91,628
                           =======      =======     ======     =======

     For the above loans, the following is a presentation of an analysis of sensitivities to changes in interest rates as of December 31, 2003:

                           Due in 1     Due in    Due After
                         Year or Less   5 Years    5 Years      Total
Interest Category        ------------   -------   ---------     -----
-----------------                          (In thousands)
Predetermined
 interest rate             $20,992      $40,711     $4,741     $66,444
Floating interest rate      14,389       10,795       --        25,184
                           -------      -------     ------     -------
Total                      $35,381      $51,506     $4,741     $91,628
                           =======      =======     ======     =======

     At December 31, 2003 and 2002, the total recorded investment in impaired loans, all of which had allowances determined in accordance with FASB Statements

No. 114 and No. 118, amounted to approximately $10,098,195 and $25,363,935, respectively. The average recorded investment in impaired loans amounted to approximately $19,735,011 and $18,423,411 for 2003 and 2002, respectively. The allowance related to impaired loans amounted to approximately $1,501,260 and $2,957,540 at December 31, 2003 and 2002, respectively. The balance of the allowance in excess of the above specific reserves is available to absorb the inherent losses of all other loans. Interest income recognized on impaired loans for the years ended December 31, 2003 and 2002 amounted to $401,686 and $427,256, respectively. The amount of interest recognized on impaired loans using the cash method of accounting was not material for the years ended December 31, 2003 and 2002. Loans on non-accrual status at December 31, 2003 and 2002 had outstanding balances of $2,398,170 and $5,329,001, respectively. Interest recognized on non-accruing loans at December 31, 2003 and 2002 was $164,556 and $356,114, respectively. The company has no commitments to lend additional funds to borrowers whose loans have been modified.

     As of December 31, 2003, there were no loans not disclosed above that are classified for regulatory purposes as doubtful, substandard or special mention which (i) represent or result from trends or uncertainties which management reasonably expects will materially impact future operating results, liquidity, or capital resources, or (ii) represent material credits about which management is aware of any information which causes management to have serious doubts as to the ability of such borrowers to comply with the loan repayment terms.

     Accrual of interest is discontinued on a loan when management of the Bank determines upon consideration of economic and business factors affecting collection efforts that collection of interest is doubtful. At December 31, 2003, seven loans with an aggregate principal of approximately $49,000 were over 90 days past due but still accruing interest, down from 18 such loans with an aggregate principal of approximately $157,000 as of December 31, 2002. As of December 31, 2003, no loans were considered to be "troubled-debt restructured." As of December 31, 2003, thirty-one loans with an aggregate balance of approximately $2,398,000 were on non-accrual status, compared to 70 such loans with an aggregate principal of approximately $5,329,000 as of December 31, 2002.


     SUMMARY OF LOAN LOSS EXPERIENCE

     An analysis of the Bank's loss experience is furnished in the following table for the periods indicated, as well as a breakdown of the allowance for possible loan losses:

             ANALYSIS OF THE ALLOWANCE FOR POSSIBLE LOAN LOSSES

                                              Year Ended          Year Ended
                                           December 31, 2003   December 31, 2002
                                           -----------------   -----------------
                                                 (Dollars in thousands)
Balance at beginning of period                 $4,324              $4,242
                                               ------              ------
Charge-offs:
   Real estate loans                             (746)               (817)


   Installments and other loans to individuals   (451)               (695)
   Commercial loans                            (1,776)             (1,765)
Recoveries                                        254                 587
                                               ------              ------

Net charge-offs                                (2,719)             (2,690)
Additions charged to operations                 2,032               2,772
                                               ------              ------

Balance before sale of subsidiary               3,637               4,324
Sale of subsidiary                               (961)               --
                                               ------              ------

Balance, end of period                         $2,676              $4,324
                                               ======              ======

Ratio of net charge-offs during
 the period to average loans
 outstanding during the period                  1.49%               1.33%
                                                =====               =====

     At December 31, 2003 and 2002 the allowance was allocated as follows:

                               At December 31, 2003         At December 31, 2002
                               --------------------         --------------------
                                         Percent of                   Percent of
                                          loans in                     loans in
                                            each                         each
                                          category                     category
                                          to total                      to total
                               Amount       loans           Amount       loans
                               ------       -----           ------       -----
                                           (Dollars in thousands)
Commercial, Financial
 and Agricultural              $1,996       66.8%           $2,965       65.6%
Real Estate - Construction         20        1.0%              132        2.1%
Real Estate - Mortgage            312       23.5%              680       22.8%
Installment and Other
 Loans to Individuals             325        8.7%              472        9.5%
Unallocated                        23        N/A                75        N/A
                               ------       -----           ------       -----
Total                          $2,676        100%           $4,324        100%
                               ======        ====           ======        ====

     LOAN LOSS RESERVE

     As of December 31, 2003, 66.8% of outstanding loans were in the category of commercial loans, which includes commercial, industrial and agricultural loans. Although commercial loans are generally considered by management as having greater risk than other categories of loans in the Company's loan portfolio, 88.3% of these commercial loans at December 31, 2003 were made on a secured basis. Management believes that the secured condition of the preponderant portion of its commercial loan portfolio greatly reduces any risk of loss inherently present in commercial loans. The Company has experienced significant loan losses in this category of loans in the past primarily due to insufficiently rigorous underwriting criteria. The Company has taken steps to strengthen its underwriting practices in recent years, including establishing and staffing a computerized credit analysis department located at CNB and increasing board oversight of credit practices at each Bank. In addition, the sale of Cumberland was instrumental in improving underwriting criteria and practices at the Company. As a result of these steps, management believes that the Company's risk exposure in its commercial loan portfolio has been significantly reduced.

     The Company's consumer loan portfolio is also largely secured. At December 31, 2003, 85.2% of the Bank's consumer loans were secured by collateral primarily consisting of automobiles, boats and other personal property. Management believes that these loans involve less risk than commercial loans. The Company incurred significant losses during 2002 and, to a lesser extent, in 2003 in its consumer loan portfolio, particularly at Cumberland. These losses were incurred primarily due to previous weaknesses in credit evaluation and collateral valuation. The Company believes that the sale of Cumberland and the improvements in the Company's underwriting practices described in the preceding paragraph have substantially resolved these weaknesses.

     Real estate mortgage loans constituted 23.5% of outstanding loans at December 31, 2003. The loans in this category represent residential and commercial real estate mortgages where the amount of the original loan generally does not exceed 85% of the appraised value of the collateral. Losses from this loan category have also been heavy in recent periods, primarily attributable to commercial real estate mortgages. These losses are primarily due to losses on the sale of collateral commercial properties, as management took steps to reduce its levels of impaired and non-accruing loans.

     The allowance for loan losses reflects an amount which, in management's judgment, is adequate to provide for potential loan losses. For more information about the methods employed and the factors considered in setting the allowance for loan losses, see "Management's Discussion and Analysis of Financial Condition and Results of Operations-Critical Accounting Policies" below.


     INVESTMENTS

     As of December 31, 2003, investment securities comprised approximately 6.5% of the Banks' assets and net loans comprised approximately 73.2% of the Banks' assets. The Banks invest primarily in direct obligations of the United States, obligations guaranteed as to principal and interest by the United States, obligations of agencies of the United States and certificates of deposit issued by commercial banks. In addition, the Banks enter into Federal Funds transactions with their principal correspondent banks, and act as net sellers of such funds. The sale of Federal Funds amounts to a short-term loan from the Bank to another bank.

     The following table presents, for the dates indicated, the book value of the Banks' investments. All securities held at December 31, 2003 and 2002 were categorized as available for sale.

                                                             December 31,
                                                            --------------
                                                            2003      2002
                                                            ----      ----
                                                            (In thousands)
Obligations of U.S. Treasury and other U.S. Agencies      $ 7,993   $12,895
Municipal securities                                        3,085     3,269
Equity securities                                              83        83
Federal Reserve Bank and Federal Home Loan Bank Stock         665       951
                                                          -------   -------
Total                                                     $11,826   $17,198
                                                          =======   =======

     The following table indicates as of December 31, 2003 the amount of investments due in (i) one year or less, (ii) one to five years, (iii) five to ten years, and (iv) over ten years:

                                                         At December 31, 2003
                                                         --------------------
                                                                   Weighted
                                                                    Average
                                                          Amount     Yield
                                                          ------     -----
                                                       (Dollars in thousands)
Obligations of U.S. Treasury and other U.S. Agencies:
     0 - 1 year                                           $   504    3.08%
     Over 1 through 5 years                                 7,489    3.96%
     Over 5 through 10 years                                 --       --
Municipal securities
     0 - 1 year                                               304    3.88%
     Over 1 through 5 years                                 1,467    4.11%
     Over 5 through 10 years                                  714    4.75%
     Over 10 years                                            600    4.52%
Federal Reserve Bank and Federal Home
 Loan Bank Stock, no maturity                                 665    5.11%
Corporate equity, no maturity                                  83     --
                                                          -------    -----
Total                                                     $11,826    4.13%
                                                          =======    =====

     RETURN ON EQUITY AND ASSETS

     Returns on average consolidated assets and average consolidated equity for the periods indicated were as follows:

                                                Year Ended December 31,
                                                -----------------------
                                                   2003        2002
                                                   ----        ----
     Return on average assets                      (.53%)       .20%
     Return on average equity                     (6.45%)      3.51%
     Average equity to average assets ratio        8.20%       7.24%
     Dividend payout ratio                          --        37.99%


ITEM 2.     DESCRIPTION OF PROPERTY.

     CNB's main banking facility located in an approximately 9,500 square foot facility at 561 East Washington Avenue, Ashburn, Georgia 31714. The Hudson Avenue side of the property contains a house that has been remodeled and is used for various activities, including banking and civic functions. CNB's main facility also houses the Company's executive offices. CNB's second Turner County location, also in Ashburn, is in a 1,500 square foot facility with three drive-through windows and an automatic teller. CNB's Crisp County branch is located in a 5,600 square foot, two story facility. Each of these buildings is owned by CNB.

     Upon its acquisition of Tarpon in February 2000, the Company acquired the real estate parcel containing a bank building from which Tarpon does business. The two story, 9,434 square foot facility located at 710 East Tarpon Avenue, Tarpon Springs, Florida, includes a four car drive-through, two story lobby and automatic teller machines.


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

     Neither the Company nor either of the Banks is a party to, nor is any of their property the subject of, any other material pending legal proceeding which is not routine litigation that is incidental to the business or any other material legal proceeding.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matter was submitted to a vote of security-holders during the fourth quarter of the fiscal year covered by this report.



                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES.

     The Company's Articles of Incorporation authorize it to issue up to 50,000,000 shares of common stock, no par value (the "Common Stock") and 10,000,000 shares of preferred stock. As of March 1, 2004, 2,008,595 shares of Common Stock are outstanding and held by 1,238 holders of record. In addition, 61,500 shares of Series A Preferred Stock are issued and outstanding. The shares of Series A Preferred Stock were purchased on April 9, 2003, by the directors of the Company at a purchase price of $10 per share. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity" for more details regarding the issuance of Series A Preferred Stock.

     The Common Stock is traded on the OTC Bulletin Board under the symbol "CBAC.OB." The high and low bid price for the Common Stock for each available quarter of 2002 and 2003, as reported by the OTC Bulletin Board, is set forth in the table below. Note that these prices reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

                                      Fiscal Year Ended December 31, 2002
                                      -----------------------------------
                                             High            Low
                                             ----            ---
                  1st quarter:              $10.15         $ 9.60
                  2nd quarter:              $11.00         $ 9.80
                  3rd quarter:              $10.40         $ 9.50
                  4th quarter:              $11.10         $10.05

                                      Fiscal Year Ended December 31, 2003
                                      -----------------------------------
                  1st quarter:              $11.55         $10.80
                  2nd quarter:              $10.80         $ 8.30
                  3rd quarter:              $ 9.15         $ 7.60
                  4th quarter:              $11.25         $ 7.80

     During the first quarter of 2002, the Company declared and paid a dividend of $.10 per share. The declaration of future dividends is within the discretion of the Board of Directors and will depend, among other things, upon business conditions, earnings, the financial condition of the Banks and the Company, and regulatory requirements. At the request of the Federal Reserve, the Company's Board of Directors has adopted resolutions that, among other things, prohibit the Company from paying dividends without the approval of the Federal Reserve.

     The primary source of funds available to the Company to pay shareholder dividends and other expenses is cash distributions to the company from its subsidiary banks. The national banking laws and the regulations of the OCC place restrictions on the ability of the Banks to return capital to the Company in the form of distribution. For more information about these restrictions, see "management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity" below.


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The purpose of the disclosure in this section is to convey information relating to the financial condition and results of operations of the Company that may not be readily apparent from a review of the consolidated financial statements and the notes thereto, which begin on page F-1 of this report. The following discussion of the Company's financial condition and results of operations should be read in conjunction with the Company's consolidated financial statements, related notes and other financial information, including the statistical information appearing under "Description of Business-Statistical Disclosures for Bank Holding Companies" above.

OVERVIEW

     The Company's results of operations are largely dependent on interest income, which is the difference between the interest earned on loans and securities and interest paid on deposits and borrowings. The results of operations are also affected by the level of income/fees from loans, deposits, borrowings, as well as operating expenses, the provision for loan losses, the impact of federal and state income taxes, and the relative levels of interest rates and economic activity.

     After operating profitably as a one-bank holding company for several years, the Company formed Cumberland in 1999 and acquired Tarpon in 2000. Since 2000, the Company has experienced heavy loan losses which have required the Company to increase its borrowings to supplement the capital accounts of its subsidiary banks. In response to these losses, management has taken a number of steps designed to strengthen the Company's asset quality and reposition the Company as a one-bank holding company. These actions include:

     * The sale of Cumberland in September 2003. While the Company recognized a loss of $2.1 million on the sale of Cumberland, the Company determined that the sale of Cumberland was a critical step toward strengthening the Company's asset quality and underwriting procedures. A disproportionate amount of the Company's loan losses have been attributable to Cumberland, and management believes that the sale of Cumberland is a critical step towards improving the financial strength of the Company.

        In addition, a substantial majority of proceeds of the Cumberland sale were used to significantly reduce the Company's outstanding debt.

     * Focus on strengthening underwriting practices. The Company has established a computerized credit analysis department staffed with four full-time employees. This department is located at CNB and serves both of the Banks. Management believes that this department, originally formed in 2000 with one full time and one part time employee, has matured and is operating effectively. The boards of each of the Banks has also increased their involvement in credit decisions and placed an increased emphasis on credibility in credit and collateral evaluation. As a result of these actions, management believes that the credit "culture" at the Banks is significantly improved.

     * Contract the Company's size and lower its risk profile. As part of its effort to improve the financial strength of the Company, management has contracted the size of the Company by eliminating a number of impaired and higher risk loans, and has also managed a corresponding reduction in deposits.

     The Company believes that the above actions have been effective in strengthening the quality of the Company's assets and in improving the Company's underwriting practices, as evidenced by the following improvements in the Company's loan portfolio:

     * A reduction in the aggregate balance of impaired loans from approximately $25.4 million as of December 31, 2002 to approximately $10.1 million as of December 31, 2003; and
     * A reduction of non-accruing loans from 70 such loans with an aggregate balance of approximately $5.3 million as of December 31, 2002 to 31 such loans with an aggregate balance of $2.4 million as of December 31, 2003.

     The short-term priority of the Company continues to be strengthening its balance sheet and the quality of its loan portfolio. As a result, the Company continues to focus on credit evaluation and collateral valuation in its lending decisions, and is emphasizing lowered risk profile and minimizing loan losses over growth.

     In October 2003, the Company entered into an agreement to sell Tarpon to an unaffiliated third party for approximately $6 million. The sale of Tarpon is scheduled to close in the second quarter of 2004, and is subject to various conditions, including a financing condition, which the purchaser has not yet satisfied. In January 2004, the Tarpon sale agreement was amended to change the date by which the purchaser must satisfy or waive its financing condition from January 31, 2004 to June 30, 2004. Under the terms of the Tarpon sale agreement, either party may terminate the agreement if the sale has not been completed by June 30, 2004. The consummation of the Tarpon sale would allow the Company to repay its outstanding indebtedness and to redeem its preferred stock, and would provide additional working capital. It will also allow the Company's management to focus exclusively on operating CNB, its largest and longest-held subsidiary bank.

CRITICAL ACCOUNTING POLICIES

     The Company has adopted various accounting policies which govern the application of accounting principles generally accepted in the U.S. in the preparation of financial statements. The Company's significant accounting policies are described in Note 2 to the Company's consolidated financial statements included in this report. Certain accounting policies require the Company to make significant assumptions and estimates, the use of which has a material impact on the carrying value of certain assets and liabilities, and could potentially result in materially different results under different assumptions and conditions. Management believes that the most critical accounting policies upon which the Company's financial condition depends, and which involve the most complex or subjective decisions or assessments are as follows:

     Allowance for Loan Losses: Arriving at an appropriate level of allowance for loan losses involves a high degree of judgment. The Company's allowance for loan losses provides for probable losses based upon evaluations of known and inherent risks in the loan portfolio. Management uses historical information to assess the adequacy of the allowance for loan losses as well as the prevailing business environment; as it is affected by changing economic conditions and various external factors, which may impact the portfolio in ways currently unforeseen. The allowance is increased by provisions for loan losses and by recoveries of loans previously charge-off and reduced by loans charged-off.

     A review of the loan portfolio by an independent firm is conducted on a semi-annual basis. The purpose of this review is to assess the risk in the loan portfolio and to determine the adequacy of the allowance for loan losses. The review includes analyses of historical performance, the level of non-conforming and rated loans, loan volume and activity, review of loan files and consideration of economic conditions and other pertinent information. Upon completion, the report is approved by the Board and management of the Company. In addition to the above review, the Banks' primary regulator, the OCC, also conducts an annual examination of the loan portfolio. Upon completion, the OCC presents its report of findings to the Board and management of the Banks. Information provided from the above two independent sources, together with information provided by the management of the Bank and other information known to the Board, are utilized by the Board to monitor, on a quarterly basis, the loan portfolio. Specifically, the Board attempts to identify risks inherent in the loan portfolio (e.g., problem loans, potential problem loans and loans to be charged off), assess the overall quality and collectibility of the loan portfolio, and determine amounts of the allowance for loan losses and the provision for loan losses to be reported based on the results of their review.

     The process of reviewing the adequacy of the allowance for loan losses requires management to make numerous judgments and assumptions about future events and subjective judgments, including the likelihood of loan repayment, risk evaluation, extrapolation of historical losses, and similar judgments and assumptions. If these assumptions prove to be incorrect, charge-offs in future periods could exceed the allowance.

     Valuation of Goodwill/Intangible Assets and Analysis for Impairment: In its endeavor to enhance shareholders' value, the Company acquired Tarpon in February, 2000. The Company utilized the purchase method to effect the acquisition of Tarpon. Accordingly, the Company was required to record assets acquired and liabilities assumed at their fair value which is an estimate determined by the use of internal or other valuation techniques. These valuation estimates result in goodwill and other intangible assets. Goodwill is subject to ongoing periodic impairment tests and is evaluated using various fair value techniques including multiples of price/equity and price/earnings ratios.

     The Company entered into an agreement to sell Tarpon in October 2003, and the sale of Tarpon is currently scheduled to take place in the second quarter of 2004. Based on the sale price contemplated by the Tarpon sale agreement, the Company concluded that there is no impairment to the recorded value of goodwill as of December 31, 2003. The Tarpon sale agreement is subject to various conditions, including a financing condition.

RESULTS OF OPERATIONS

     YEAR ENDED DECEMBER 31, 2003 COMPARED TO YEAR ENDED DECEMBER 31, 2002

     For the years ended December 31, 2003 and 2002, the Company had a net loss of $1.2 million and net income of $0.5 million, respectively. For 2003, both basic and diluted loss per share of Common Stock was $.60, versus basic and diluted income per share of $.26 in 2002. The decrease in net income was largely attributable to a $2.1 million loss on the sale of Cumberland.
Total assets declined by $71.9 million from December 31, 2002 to $180.9 million as of December 31, 2003. The sale of Cumberland accounted for the majority of the decline in total assets as Cumberland's assets were approximately $57.8 million as of December 31, 2002. The remaining decline in total assets was a result of the Company's efforts to reduce higher-risk loans and of its heightened underwriting criteria.

     Cash and cash equivalents grew by $2.2 million from December 31, 2002 to $27.5 million as of December 31, 2003. Disregarding Cumberland, cash and cash equivalents grew by $12.5 million. The increase in cash and cash equivalents is largely due to the Company's planned contraction and heightened underwriting criteria, as new loans have not kept pace with loan repayments. Another factor in the increase is historically low interest rates, as the Company has generally chosen to remain liquid rather than invest in fixed rate securities.

     Securities declined by $5.4 million from December 31, 2002 to $11.8 million as of December 31, 2003. Approximately $4.5 of the decline is attributable to the sale of Cumberland. Loans contracted by $66.0 million to $132.4 million, of which $41.7 million is attributable to the sale of Cumberland, and the remainder is a result of the Company's planned contraction described above.

     Deposits declined by $68.6 million from December 31, 2002 to $158.9 million as of December 31, 2003. The sale of Cumberland accounted for $52.4 million of the decline in deposits. The remaining decline in deposits is a result of the Company's planned contraction, as the Company sought to reduce deposits in accordance with the reduction in loans. The Company's borrowings declined by $2.1 million to $2.9 million, as the majority of the proceeds of the Cumberland sale were used to reduce the Company's indebtedness.

     NET INTEREST INCOME

     The Company's results of operations are determined by its ability to effectively manage interest income and expense, minimize loan and investment losses, generate non-interest income, and control non-interest expense. Since interest rates are determined by market forces and economic conditions beyond the control of the Company, the ability to generate net interest income is dependent upon the Company's ability to maintain an adequate spread between the rate earned on earning assets and the rate paid on interest-bearing liabilities, such as deposits and borrowings. Thus, net interest income is a key performance measure for the Company.

     Presented below are various components of assets and liabilities, interest income and expense as well as their yield/cost for the period indicated.

                                  Year Ended                   Year Ended
                               December 31, 2003            December 31, 2002
                          --------------------------   -------------------------
                                   Interest                     Interest
                          Average   Income/   Yield/   Average   Income/   Yield
                          Balance   Expense    Cost    Balance   Expense    Cost
                          -------   -------    ----    -------   -------    ----
                                               (Dollars in thousands)
Interest-bearing
 bank balances           $  2,964   $    84   2.83%    $    396  $    11   2.77%
Federal funds sold         16,629       203   1.22%      14,136      224   1.58%
Securities                 13,538       544   4.02%      18,026      859   4.76%
Loans, net                179,469    13,673   7.62%     207,623   17,807   8.58%
                         --------   -------            --------  -------
Total earning assets     $212,600   $14,504   6.82%    $240,181  $18,901   7.87%
                         ========   =======            ========  =======

Interest bearing
 deposits                $180,272   $ 5,466   3.03%    $215,553  $ 9,034   4.19%
Other borrowings           10,866       400   3.68%       8,205      299   3.64%
                         --------   -------            --------  -------
Total interest-bearing
 liabilities             $191,138   $ 5,866   3.07%    $223,758  $ 9,333   4.17%
                         ========   =======            ========  =======
Net yield
 on earning assets                            4.06%                        3.98%

     The net interest yield is computed by subtracting interest expense from interest income and dividing the resulting figure by average interest-earning assets. Net yield on interest-earning assets for the years ended December 31, 2003 and 2002 was 4.06% and 3.98%, respectively. Disregarding the effect of Cumberland, net yield decreased from 4.28% to 4.06%. This decrease is primarily attributable to management's efforts to reduce impaired and higher risk loans, which generally carry higher yields.

     Gross interest income declined by $4.4m, or 23.3%, from $18.9 million in the fiscal year ended December 31, 2002 to $14.5 million in the fiscal year ended December 31, 2003. Of this decrease, $4.0 million was attributable to the sale of Cumberland. Net interest income for fiscal 2003 as compared to 2002 decreased slightly by approximately $0.2 million, or 2.8%. Net interest income, before provision for loan losses, decreased by approximately $1.0 million, or 9.7%, from approximately $9.6 million in the year ended December 31, 2002 to approximately $8.6 million in the year ended December 31, 2003. This decrease was slightly less than the 11.5% decrease in average earning assets from $240.2 million in 2002 to $212.6 million in 2003.

     NON-INTEREST INCOME

     Non-interest income for the years ended December 31, 2003 and 2002 amounted to $1.4 million and $1.8 million, respectively. As a percent of average assets, non-interest income declined from .69% in 2002 to .62% in 2003. The primary cause of the decline was the sale of Cumberland and a decrease in fees related to deposit accounts as the Company's deposits declined due to the sale of Cumberland and the Company's planned contraction.

     The following table summarizes the major components of non-interest income for the years ended December 31, 2003 and 2002.

                                                Year ended December 31,
                                                -----------------------
                                                  2003          2002
                                                  ----          ----
                                                    (In thousands)
Service fees on deposit accounts                $ 1,235       $ 1,381
Gain on sale of securities                         --               6
Miscellaneous, other                                189           381
                                                -------       -------
   Total non-interest income                    $ 1,424       $ 1,768
                                                =======       =======

     NON-INTEREST EXPENSE

     Non-interest expense increased from $7.8 million in 2002 to $9.9 million in 2003. As a percent of total average assets, non-interest expenses increased from 3.00% in 2002 to 4.36% in 2003. The above increase is primarily due to a $2.1 million loss from the sale of Cumberland and to increased professional fees related to the sale of Cumberland and the pending sale of Tarpon.

     The following table summarizes the major components of non-interest expense for the years ended December 31, 2003 and 2002.

                                                Year ended December 31,
                                                -----------------------
                                                  2003          2002
                                                  ----          ----
                                                    (In thousands)
Loss on sale of Cumberland                      $ 2,089       $  --
Salaries and benefits                             3,992         3,881
Data processing, ATM                                452           500
Depreciation, amortization                          397           490
Professional fees                                   869           579
Other operating expenses                          2,145         2,325
                                                -------       -------
   Total non-interest expense                   $ 9,944       $ 7,775
                                                =======       =======

     ALLOWANCE FOR LOAN LOSSES

     During 2003, the allowance for loan losses declined from $4,323,848 to $2,675,896. During 2003, the allowance for loan losses as a percent of gross loans declined from 2.13% to 1.98%. Net charge-offs during 2003 amounted to $2,719,044, or 1.49% of average loans. Net charge-offs during 2002 amounted to $2,690,420, or 1.33% of average loans. As of December 31, 2003, management considers the allowance for loan losses to be adequate to absorb future losses. However, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses or that additional provisions to the allowance will not be required. For more information about the methods employed and the factors considered in determining the allowance for loan losses, see "Management's Discussion and Analysis of Financial Condition and Results of Operations-Critical Accounting Policies" above.

INTEREST RATE SENSITIVITY

     Net interest income, the Company's primary source of earnings, fluctuates with significant interest rate movements. To lessen the impact of these margin swings, management seeks to structure the balance sheet so that repricing opportunities exist for both assets and liabilities in roughly equivalent amounts at approximately the same time intervals. Imbalances in these repricing opportunities at any point in time constitute interest rate sensitivity.

     Interest rate sensitivity refers to the responsiveness of interest-earning assets and interest-bearing liabilities to changes in market interest rates. The rate sensitive position, or gap, is the difference in the volume of rate sensitive assets and liabilities at a given time interval. The general objective of gap management is to manage rate sensitive assets and liabilities so as to reduce the impact of interest rate fluctuations on the net interest margin. Management generally attempts to maintain a balance between rate sensitive assets and liabilities as the exposure period is lengthened to minimize the Company's overall interest rate risk.

     The asset mix of the balance sheet is continually evaluated in terms of several variables: yield, credit quality, appropriate funding sources and liquidity. To effectively manage the liability mix of the balance sheet, there should be a focus on expanding the various funding sources. The interest rate sensitivity position at December 31, 2003 is presented in the following table. The difference between rate sensitive assets and rate sensitive liabilities, or the interest rate sensitivity gap, is shown at the bottom of the table. Since all interest rates and yields do not adjust at the same pace, the gap is only a general indicator of rate sensitivity.

                                                       Over 1
                         Within     Over 3   Over 6     year
                           3        up to     up to    up to   After
                         months     6 mos    12 mos    5 yrs   5 yrs    Total
                         -------   -------   -------   ------  ------   ------
                                       (Dollars In thousands)
EARNING ASSETS:
  Deposits
   in other banks       $    594  $  1,792  $ 2,079   $   774 $ --    $  5,239
  Loans                   43,300    11,841   20,658    55,513   3,731  135,043
  Available-for-sale
   securities               --         508      300     8,955   2,063   11,826
  Federal funds sold      18,442     --        --       --      --      18,442
                         -------   -------   -------   ------  ------  -------
  Total
   earnings assets      $ 62,336  $ 14,141  $ 23,037  $65,242 $ 5,794 $170,550
                         =======   =======   =======   ======  ======  =======

SUPPORTING SOURCES OF FUNDS
  Interest bearing
   deposits and
   savings              $ 35,465  $  --     $  --     $ --    $ --    $ 35,465
  Certificates,
   less than $100M        15,824    24,013    28,528   13,690   --      82,055
  Certificates,
   $100M and over          5,409     5,750     9,260    2,533   --      22,952
  Borrowings               --        --          290    1,160   1,450    2,900
                         -------   -------   -------   ------  ------  -------
  Total interest
   bearing liabilities  $ 56,698  $ 29,763  $ 38,078  $17,383 $ 1,450 $143,372
                         =======   =======   =======   ======  ======  =======

Interest rate
 sensitivity gap           5,638   (15,622)  (15,041)  47,859   4,344   27,178
Cumulative gap             5,638    (9,984)  (25,025)  22,834  27,178   27,178

Interest rate
 sensitivity gap ratio      1.10       .48       .60     3.75    4.00     1.19
Cumulative interest rate
  sensitivity gap ratio     1.10       .88       .80     1.16    1.19     1.19

     As evidenced by the table above, at December 31, 2003, the Company was liability sensitive from 3 to 12 months and asset sensitive in all other time periods. In a declining interest rate environment, a liability sensitive position (a gap ratio of less than 1.0) is generally more advantageous since liabilities are repriced sooner than assets. Conversely, in a rising interest rate environment, an asset sensitive position (a gap ratio over 1.0) is generally more advantageous as earning assets are repriced sooner than the liabilities. With respect to the Company, an increase in interest rates would reduce income for the period of three-to-twelve months, and increase income in all other time periods. Conversely, a decline in interest rates will increase income in the period of three-to-twelve months, and reduce income in all other time periods.

     As circumstances change, management will seek to structure its rate sensitivity position to best hedge against rapidly rising or falling interest rates. The Asset/Liability Committee of each of the Banks meets on a quarterly basis and develops management's strategy for the upcoming period. Such strategy includes anticipations of future interest rate movements.

LIQUIDITY

     Liquidity represents the ability to provide steady sources of funds for loan commitments and investment activities, as well as to maintain sufficient funds to cover deposit withdrawals and payment of debt and operating obligations. These funds can be obtained by converting assets to cash or by attracting new deposits. Deposits declined by approximately $68.6 million in 2004 due to the Cumberland sale and as a result of the Company's planned contraction, as the Company sought to reduce deposits in accordance with the reduction in loans. Below are the pertinent liquidity balances and ratios at December 31, 2003 and 2002:

                                                December 31,     December 31,
                                                   2003             2002
                                                   ----             ----
                                                   (Dollars in thousands)
Cash and cash equivalents                         $27,482          $25,262
CDs, over $100,000 to total deposits ratio         14.4%            17.5%
Loan to deposit ratio                              83.3%            87.2%
Securities to total assets ratio                    6.5%             6.8%
Brokered deposits                                   --               5.0%

     Cash and cash equivalents are the primary source of liquidity. At December 31, 2003, cash and cash equivalents amounted to $27.5 million, representing 15.2% of total assets. Securities available for sale provide a secondary source of liquidity. At December 31, 2003, total securities amounted to $11.8 million, representing 6.5% of total assets.

     At December 31, 2003, large denomination certificates accounted for 14.4% of total deposits. As a percent of total deposits, large denomination certificates declined from 17.5% in 2002 to 14.4% in 2003. Large denomination CDs are generally more volatile than other deposits. As a result, management continually monitors the competitiveness of the rates it pays on its large denomination CDs and periodically adjusts its rates in accordance with market demands. Significant withdrawals of large denomination CDs may have a material adverse effect on the Banks' liquidity.

     Brokered deposits are deposit instruments, such as certificates of deposit, deposit notes, bank investment contracts and certain municipal investment contracts that are issued through brokers and dealers who then offer and/or sell these deposit instruments to one or more investors. As of December 31, 2003, the Company had no brokered deposits in its portfolio.

     On March 31, 2002, the Company obtained a ten-year $6 million line of credit facility from an unrelated financial institution. On April 1, 2003, a principal payment of $504,200 was due under the facility. On April 9, 2003, to enable the Company to make the required principal payment, the Company issued, in the aggregate, 61,500 shares of non-voting Series A Preferred Stock to its directors for an aggregate price of $615,000. The Company used the proceeds to make the principal payment and for working capital.

     In July 2003, the Company repaid the outstanding balance on the line of credit with the proceeds of a new $5.1 million loan from the son of Jimmie Ann Ward, a director of the Company (the "Ward Loan"). The Company used approximately $2.2 million of the proceeds from the sale of Cumberland, in September 2003, to reduce the outstanding principal amount due under the Ward Loan to approximately $2.9 million. As of December 31, 2003, the Company was in violation of the following covenants of the Ward Loan:

     * The Company was unable to maintain a quarterly and annual return on average assets of .75% and .60%, respectively, and
     * CNB was unable to maintain the ratio of net charge-offs to average loans at or below .75%.

     The lender has agreed to forbear from enforcing any remedies for defaults under the Ward Loan until July 7, 2004, so long as the financial condition of the Company and each of the Banks is not worse than their respective financial conditions as of July 7, 2003.

     In October 2003, the Company entered into an agreement to sell Tarpon to Gulf Atlantic Financial Group, Inc. for approximately $6 million. The sale of Tarpon is scheduled to close in the second quarter of 2004 and is subject to various conditions, including a financing condition. The Company intends to use a portion of the proceeds from the sale of Tarpon to repay the balance of the Ward Loan, and to redeem the Series A Preferred Stock, including all accrued and unpaid dividends. In the event that the sale of Tarpon is delayed or is not consummated, the Company believes that it will be able to either satisfy the default provisions of the Ward Loan once the forbearance agreement expires in July 2004, renegotiate the Ward Loan, or obtain a replacement line of credit from a third party lender on reasonable terms.

     The primary source of funds available to the Company is dividends from its subsidiary banks. The Banks are restricted in their ability to pay dividends under the national banking laws and by regulations of the OCC. A national bank may not pay dividends from its capital. Rather, all dividends must be paid out of net profits then on hand, after deducting losses and bad debts. Furthermore, a national bank is generally prohibited from declaring a dividend on its shares of common stock until its surplus equals its stated capital.

     Under OCC regulations, the allowance for loan and lease losses will not be considered an element of net profits then on hand for purposes of the above dividend restrictions. Further, under the regulations, a national bank may be able to include a portion of its capital surplus account in net profits, depending on the composition of that account. In general, the regulations do not impair a well-capitalized bank's ability to make cash payments to its shareholders in the form of a return of capital. CNB's MOU with the OCC, however, placed limits on CNB's ability to declare and pay dividends, and requires the prior approval of the OCC before CNB may declare a dividend. The Banks do not currently intend to pay dividends to the Company while the Tarpon sale is pending. The Company believes that upon a successful completion of the Tarpon sale, the restrictions described above will not prohibit the Banks from paying dividends to the Company.

CAPITAL ADEQUACY

     There are two primary measures of capital adequacy for banks and bank holding companies: (i) risk-based capital guidelines and (ii) the leverage ratio.

     Risk-based capital guidelines measure the amount of a bank's required capital in relation to the degree of risk perceived in its assets and its off-balance sheet items. Under the risk-based capital guidelines, capital is divided into two "tiers." Tier 1 capital consists of common shareholders' equity, non-cumulative and cumulative (bank holding companies only) perpetual preferred stock and minority interest. Goodwill is subtracted from the total. Tier 2 capital consists of the allowance for loan losses, hybrid capital instruments, term subordinated debt and intermediate term preferred stock. Banks are required to maintain a minimum risk-based capital ratio of 8.0%, with at least 4.0% consisting of Tier 1 capital.

     The second measure of capital adequacy relates to the leverage ratio. The OCC has established a 3.0% minimum leverage ratio requirement. The leverage ratio is computed by dividing Tier 1 capital by total assets. For banks that are not given the highest rating of their condition by their primary regulator, the minimum leverage ratio should be 3.0% plus an additional cushion of at least 1 to 2 percent, depending upon risk profiles and other factors.

     The table below illustrates the regulatory capital ratios of CNB and the Company at December 31, 2003:

                                                               Minimum
                                            December 31,      regulatory
                                                2003          requirement
                                            ------------      -----------
CNB
---
     Tier 1 Capital                             12.7%            4.0%
     Tier 2 Capital                              1.2%            N/A
        Total risk-based capital ratio          13.9%            8.0%
     Leverage ratio                              9.4%            3.0%

Company - Consolidated
----------------------
     Tier 1 Capital                             14.6%            4.0%
     Tier 2 Capital                              1.3%            N/A
        Total risk-based capital ratio          15.9%            8.0%
     Leverage ratio                             10.8%            3.0%

     The Banks' agreements with the OCC impose higher minimum capital ratios on each of the Banks, including a risk-based Tier 1 capital ratio of at least 10%, and a total risk-based capital ratio of at least 12%.

OFF-BALANCE SHEET ARRANGEMENTS

     In the normal course of business, the Company has outstanding various commitments to extend credit in the form of unused loan commitments and standby letters of credit that are not reflected in the Company's consolidated financial statements. Since these commitments may expire without being exercised, these commitments do not necessarily represent future funding requirements. The Company uses the same credit and collateral policies in making commitments as those it uses in making loans.

     As of December 31, 2003 and 2002, the Company had outstanding unused loan commitments of approximately $5.9 million and $9.8 million, respectively. Additionally, standby letters of credit of approximately $78,000 and $1,542,800 were outstanding as of December 31, 2003 and 2002, respectively. Various assets collateralize the majority of these commitments. The Company does not anticipate that it will suffer any material losses as a result of these transactions.



ITEM 7.     FINANCIAL STATEMENTS.

     The consolidated financial statements of the Company, including notes thereto, and the report of the Company's independent certified public accountants are included in this report beginning at page F-1.



ITEM 8. CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     Since January 1, 2002, the Company has not had any disagreements on accounting or financial disclosures with its independent accountants and has not changed accountants.



ITEM 8A.    CONTROLS AND PROCEDURES.

     As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rule 13a-15(b) and 15d-15(b) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective. There were no significant changes in the Company's internal controls over financial reporting or in other factors identified in connection with this evaluation that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                                       PART III


ITEM 9.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     Information in response to this item appears under the captions "Election of Directors" and "Security Ownership of Certain Beneficial Owners and Management" in the Proxy Statement to be filed in connection with the Company's 2004 Annual Meeting of Shareholders and is incorporated herein by reference.



ITEM 10.    EXECUTIVE COMPENSATION.

     Information in response to this item appears under the captions "Executive Compensation" and "Director Compensation" in the Proxy Statement to be filed in connection with the Company's 2004 Annual Meeting of Shareholders and is incorporated herein by reference.



ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

     Information in response to this item appears under the captions "Equity Compensation Plan Information" and "Security Ownership of Certain Beneficial Owners and Management" in the Proxy Statement to be filed in connection with the Company's 2004 Annual Meeting of Shareholders and is incorporated herein by reference.



ITEM 12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Information in response to this item appears under the captions "Certain Relationships and Related Party Transactions" in the Proxy Statement to be filed in connection with the Company's 2004 Annual Meeting of Shareholders and is incorporated by reference herein.



ITEM 13.    EXHIBITS LIST AND REPORTS ON FORM 8-K.

     EXHIBITS. Exhibits marked with an asterisk (*) are hereby incorporated by reference to exhibits previously filed by the Registrant as indicated in the description of the exhibit.

  Exhibit
  Number       Description
  -------      -----------
   3.1*        Amended and Restated Articles of Incorporation of the Registrant,
               incorporated by reference to the Registrant's Registration
               Statement on Form S-4/A filed on January 25, 2000 (SEC file no.
               333-92407).


   3.2         Amendment to Amended and Restated Articles of Incorporation of
               Registrant, as amended April 8, 2003.
   3.3* Bylaws of Registrant, incorporated by reference to the Registrant's Statement on Form S-4/A filed on January 25, 2000
               (SEC file no. 333-92407).
   4.1         Non-Voting Series A Preferred Stock Purchase Agreement between
               Registrant and 13 of its directors, effective April 9, 2003.
  10.1*        Stock Purchase and Sale Agreement dated October 21, 2003, between
               Gulf Atlantic Financial Group, Inc., and Registrant, incorporated by reference to the Registrant's Definitive Additional Proxy
               Materials on Schedule 14A Statement filed on January 5, 2004.
  10.2*        First Amendment to Stock Purchase and Sale Agreement dated
               January 29, 2004, between Gulf Atlantic Financial Group, Inc., and Registrant, incorporated by reference to the Registrant's
               Definitive Schedule 14A Proxy Statement filed on January 30,
               2004.
  10.3         Loan and Stock Pledge Agreement dated July 7, 2003, between
               Registrant and Michael E. Ward.
  10.4         Promissory Note dated July 7, 2003 from Registrant to Michael E.
               Ward.
  10.5         Forbearance Agreement dated July 7, 2003 between Registrant and
               Michael E. Ward.
  21.1         Subsidiaries of Registrant.
  31.1         Certification of Principal Executive Officer Pursuant to Rule
               13a-14(a) and Rule 15d-14(a).
  31.2         Certification of Principal Financial Officer Pursuant to Rule
               13a-14(a) and Rule 15d-14(a).
  32.1         Certification of Principal Executive Officer and Principal
               Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     REPORTS ON FORM 8-K. On October 23, 2003, the Company filed a report on Form 8-K announcing that it had entered into an agreement to sell Tarpon to Gulf Atlantic Financial Group, Inc.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES.

     Information in response to this item appears under the caption "Fees Paid to Our Independent Auditors" in the Proxy Statement to be filed in connection with the Company's 2004 Annual Meeting of Shareholders and is incorporated herein by reference.

SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                               COMMUNITY NATIONAL BANCORPORATION
                               (Registrant)

                               BY: /s/Theron G. Reed
                                   ---------------------------------------
                                   Theron G. Reed, President and
                                   Chief Executive Officer
                                   (Principal Executive Officer)
                                   Date:  April 12, 2004

     In accordance with the requirements Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

SIGNATURE                             TITLE                         DATE

/s/Theron G. Reed               President, Chief                 April 12, 2004
----------------------------    Executive Officer
Theron G. Reed

/s/W. Paul Gephart              Chief Financial                  April 12, 2004
----------------------------    Officer
W. Paul Gephart                 (Principal Financial and
                                 Accounting Officer)

/s/Sara Ruth Raines             Chairman of the Board            April 12, 2004
----------------------------    and Director
Sara Ruth Raines

/s/T. Brinson Brock, Sr.        Director                         April 12, 2004
----------------------------
T. Brinson Brock, Sr.

/s/Willis R. Collins            Director                         April 12, 2004
----------------------------
Willis R. Collins

/s/Shirley Crawford             Director                         April 12, 2004
----------------------------
Shirley Crawford

/s/Donald M. Crews              Director                         April 12, 2004
----------------------------
Donald M. Crews

SIGNATURE                             TITLE                         DATE

/s/Benny Warren Denham          Director                         April 12, 2004
----------------------------
Benny Warren Denham

/s/Lloyd Greer Ewing            Director                         April 12, 2004
----------------------------
Lloyd Greer Ewing

/s/Bobby Y. Franklin            Director                         April 12, 2004
----------------------------
Bobby Y. Franklin

/s/Grady Elmer Moore            Director                         April 12, 2004
----------------------------
Grady Elmer Moore

/s/Joe S. Sheppard               Director                         April 12, 2004
----------------------------
Joe S. Sheppard

/s/Benjamin E. Walker           Director                         April 12, 2004
----------------------------
Benjamin E. Walker

/s/Jimmie Ann Ward              Director                         April 12, 2004
----------------------------
Jimmie Ann Ward

/s/Freddie J. Weston, Jr.       Director                         April 12, 2004
----------------------------
Freddie J. Weston, Jr.

                      COMMUNITY NATIONAL BANCORPORATION
                              AND SUBSIDIARIES
                      CONSOLIDATED FINANCIAL STATEMENTS

                              TABLE OF CONTENTS

REPORT OF INDEPENDENT ACCOUNTANTS........................................F-2

CONSOLIDATED FINANCIAL STATEMENTS

   Consolidated Balance Sheets as of December 31, 2003 and 2002..........F-3

   Consolidated Statements of Income
    for the years ended December 31, 2003 and 2002.......................F-4

   Consolidated Statements of Changes in Shareholders'
    Equity for the years ended December 31, 2003 and 2002................F-6

   Consolidated Statements of Cash Flows
    for the years ended December 31, 2003 and 2002.......................F-7

   Notes to Consolidated Financial Statements............................F-9

                    [LETTERHEAD OF FRANCIS & CO., CPAS]

                     Report of Independent Accountants
                     ---------------------------------


Board of Directors and Shareholders
Community National Bancorporation
Ashburn, Georgia

     We have audited the accompanying consolidated balance sheets of Community National Bancorporation and subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of income, changes in shareholders' equity and cash flows for each of the years ended December 31, 2003 and 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Community National Bancorporation and subsidiaries at December 31, 2003 and 2002, and the consolidated results of their operations and their cash flows for each of the years ended December 31, 2003 and 2002, in conformity with accounting principles generally accepted in the United States.

/s/Francis & Co., CPAs

Atlanta, Georgia
March 5, 2004

                         COMMUNITY NATIONAL BANCORPORATION
                                 ASHBURN, GEORGIA
                           CONSOLIDATED BALANCE SHEETS

                                      ASSETS
                                      ------
                                                  As of December 31,
                                          ----------------------------------
                                               2003                 2002
                                          -------------        -------------
Cash and due from banks                   $   3,801,214        $   6,830,350
Interest bearing deposits in other banks      5,239,000              396,000
Federal funds sold, net                      18,442,000           18,036,000
                                           ------------         ------------
  Total cash and cash equivalents         $  27,482,214        $  25,262,350
Securities:
 Available-for-sale at fair value            11,826,275           17,197,932
Loans, net                                  132,367,198          198,412,193
Property and equipment, net                   3,602,421            5,582,670
Other real estate owned                         576,351              617,314
Goodwill                                      1,719,130            1,719,130
Other assets                                  3,295,717            4,021,231
                                           ------------         ------------
  Total Assets                            $ 180,869,306        $ 252,812,820
                                           ============         ============

                         LIABILITIES AND SHAREHOLDERS' EQUITY
                         ------------------------------------

Liabilities:
-----------
 Deposits
  Non-interest bearing deposits           $  18,435,530        $  15,736,712
  Interest bearing deposits                 140,470,992          211,791,901
                                           ------------         ------------
       Total deposits                     $ 158,906,522        $ 227,528,613
Note payable                                  2,900,000            5,042,000
Other liabilities                               667,437            1,133,871
                                           ------------         ------------
  Total Liabilities                       $ 162,473,959        $ 233,704,484
                                           ------------         ------------

Commitments and Contingencies
-----------------------------

Shareholders' Equity:
--------------------
 Preferred stock, no par value,
  10,000,000 shares authorized,
  61,500 (2003) and zero (2002)
  issued and outstanding                  $     617,500        $      -  -
 Common stock, no par value,
  50,000,000 shares authorized,
  2,008,595 shares issued
  and outstanding                            11,488,452           11,488,452
Retained earnings                             6,171,500            7,378,253
Accumulated other comprehensive income          120,395              241,631
                                           ------------         ------------
   Total Shareholders' Equity             $  18,395,347        $  19,108,336
                                           ------------         ------------
   Total Liabilities
    and Shareholders' Equity              $ 180,869,306        $ 252,812,820
                                           ============         ============

           Refer to notes to the consolidated financial statements.

                     COMMUNITY NATIONAL BANCORPORATION
                               ASHBURN, GEORGIA
                     CONSOLIDATED STATEMENTS OF INCOME

                                              For the Years Ended December 31,
                                              --------------------------------
Interest Income:                                    2003           2002
---------------                                     ----           ----
  Interest and fees on loans                     $13,672,691    $17,807,310
  Interest on investment securities                  544,356        858,579
  Interest on deposits with other banks               83,565         10,930
  Interest on federal funds sold                     202,925        223,962
                                                 -----------    -----------
     Total interest income                       $14,503,537    $18,900,781

Interest Expense:
----------------
  Interest on deposits and borrowings              5,865,323      9,332,698
                                                 -----------    -----------
Net interest income                              $ 8,638,214    $ 9,568,083
Provision for possible loan losses                 2,032,000      2,772,000
                                                 -----------    -----------
Net interest income after
 provision for possible loan losses              $ 6,606,214    $ 6,796,083
                                                 -----------    -----------

Other Income:
------------
  Gain on sale/settlement of securities          $   -  -       $     5,608
  Service fees on deposit accounts                 1,234,987      1,381,221
  Miscellaneous, other                               188,841        380,721
                                                 -----------    -----------
     Total other income                          $ 1,423,828    $ 1,767,550
                                                 -----------    -----------

Other Expenses:
--------------
  Salaries and benefits                          $ 3,992,430    $ 3,880,931
  Loss on sale of subsidiary                       2,089,469        -  -
  Data processing expense                            451,801        499,746
  Professional fees                                  868,934        579,149
  Depreciation                                       397,196        490,077
  Repairs and maintenance                            252,154        379,811
  Other operating expenses                         1,891,815      1,945,599
                                                 -----------    -----------
    Total other expenses                         $ 9,943,799    $ 7,775,313
                                                 -----------    -----------

Income/(loss) before income tax                  $(1,913,757)   $   788,320
Income tax expenses/(benefit)                       (707,004)       282,755
                                                 -----------    -----------
Net income/(loss)                                $(1,206,753)   $   505,565
                                                 ===========      =========

Basic earnings/(loss) per share                  $      (.60)   $       .26
                                                 ===========      =========
Diluted earnings/(loss) per share                $      (.60)   $       .26
                                                 ===========      =========

Weighted Average Number of shares Outstanding:
Basic                                              2,008,595      1,965,845
                                                 ===========      =========
Diluted                                            2,014,255      1,965,845
                                                 ===========      =========

           Refer to notes to the consolidated financial statements.

                       COMMUNITY NATIONAL BANCORPORATION
                              ASHBURN, GEORGIA
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                  FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002

                                                                     Accumulated
                                                                        Other
                 Preferred Stock        Common Stock                    Compre-     Share
                 ----------------  ----------------------   Retained    hensive    holders'
                 Shares   Amount    Shares      Amount      Earnings    Income     Equity
                 ------  --------  ---------  -----------  ----------  --------  -----------
Balance,
 December 31,
 2001             --     $  --     1,929,481  $11,224,734  $7,065,589  $ 87,555  $18,377,878
                 ------  --------  ---------  -----------  ----------  --------  -----------

Comprehensive income:
Net
 income,
 2002             --        --        --           --         505,565     --        505,565
Unrealized
 gain,
 securities       --        --        --           --          --       154,076      154,076
                 ------  --------  ---------  -----------  ----------  --------  -----------
Total
 comprehensive
 income           --        --        --           --         505,565   154,076      659,641

Dividends
 paid ($0.10
 per share)       --        --        --           --        (192,901)    --        (192,901)

Exercise
 of warrants/
 options          --        --        79,114      263,718      --         --         263,718
                 ------  --------  ---------  -----------  ----------  --------  -----------

Balance,
 December 31,
 2002             --        --     2,008,595  $11,488,452  $7,378,253  $241,631  $19,108,336
                 ------  --------  ---------  -----------  ----------  --------  -----------

Comprehensive (loss):
Net
 (loss),
 2003             --        --        --           --      (1,206,753)    --      (1,206,753)
Unrealized
 (loss),
 securities       --        --        --           --          --      (121,236)    (121,236)
                 ------  --------  ---------  -----------  ----------  --------  -----------
Total
 comprehensive
 (loss)           --        --        --           --      (1,206,753) (121,236)  (1,327,989)

Issuance of
 61,500 shares   61,500   615,000     --           --          --        --          615,000
                 ------  --------  ---------  -----------  ----------  --------  -----------

Balance,
 December 31,
 2003            61,500  $615,000  2,008,595  $11,488,452  $6,171,500  $120,395  $18,395,347
                 ======  ========  =========  ===========  ==========  ========  ===========


              Refer to notes to the consolidated financial statements.

                      COMMUNITY NATIONAL BANCORPORATION
                              ASHBURN, GEORGIA
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                              For the Years Ended December 31,
                                              --------------------------------
Cash flows from operating activities:               2003           2002
------------------------------------                ----           ----
  Net income/(loss)                             $ (1,206,753)   $   505,565
  Adjustments to reconcile net income to
    net cash provided by operating activities:
    Amortization of goodwill                          -  -           -  -
    Depreciation                                     397,196        490,077
    Net accretion on securities                       37,577        (34,202)
    (Gain) on sale or settlements of securities       -  -           (5,608)
    Provisions for loan losses                     2,032,000      2,772,000
  Decrease in other assets                           725,514      1,896,413
  (Decrease) in liabilities                         (466,434)      (282,322)
                                                ------------    -----------
  Net cash provided by operating activities     $  1,519,100    $ 5,340,923
                                                ------------    -----------

Cash flows from investing activities:
------------------------------------
  Decrease in OREO properties                   $     40,963    $   228,567
  Proceeds from sale of securities                    -  -        3,549,212
  Proceeds from maturities
   and paydowns of securities                     15,255,294     10,650,000
  Purchase of investment securities              (10,042,450)   (16,047,105)
  Net decrease in loans                           64,012,995       (450,481)
  Sale of property and equipment                      -  -          248,981
  Decrease in property and equipment               1,583,053        (47,817)
                                                ------------    -----------
  Net cash used in investing activities         $ 70,849,855    $(1,868,643)
                                                ------------    -----------

Cash flows from financing activities:
------------------------------------
  Decrease in borrowings                        $ (2,142,000)   $ 2,050,000
  Exercise of options, warrants                       -  -          263,718
  Issuance of preferred stock                        615,000         -  -


  Sale/(purchase) of treasury stock                   -  -           -  -
  Payment of dividends                                -  -         (192,901)
  (Decrease) in customer deposits                (68,622,091)    (4,851,918)
                                                ------------    -----------
  Net cash used by financing activities         $(70,149,091)   $(2,731,101)
                                                ------------    -----------

Net increase in cash and cash equivalents       $  2,219,864    $   741,179
Cash and cash equivalents, beginning of period    25,262,350     24,521,171
                                                ------------    -----------
Cash and cash equivalents, end period           $ 27,482,214    $25,262,350
                                                ============    ===========


SUPPLEMENTAL INFORMATION:

Income taxes paid                               $     -  -      $   241,013
                                                ============    ===========
Interest paid                                   $  6,363,865    $ 9,611,565
                                                ============    ===========


           Refer to notes to the consolidated financial statements.

                         COMMUNITY NATIONAL BANCORPORATION
                                ASHBURN, GEORGIA
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2003 AND 2002


NOTE 1 - ORGANIZATION OF THE BUSINESS

     Community National Bancorporation, Ashburn, Georgia (the "Company") was organized in August, 1989 to serve as a holding company for a proposed de novo bank, Community National Bank, Ashburn, Georgia ("CNB"). CNB was capitalized with approximately $3.4 million when it commenced operations in August, 1990. During 1998, the Company issued and sold 400,000 shares of its common stock at $10.00 per share. The public offering yielded approximately $4 million, all of which was invested in 1999, in a de novo bank, Cumberland National Bank, St. Mary's, Georgia ("Cumberland"). In February, 2000, the Company purchased Tarpon Financial Corporation, Tarpon Springs, Florida, a one-bank holding company with respect to First National Bank, Tarpon Springs, Florida ("Tarpon"). The acquisition was accounted for as a purchase as it resulted in approximately $1.9 million in goodwill. During calendar year 2003, the Company sold Cumberland to an unrelated financial institution, leaving the Company with two subsidiary banks. CNB and Tarpon were chartered by and are currently regulated by the Office of the Comptroller of the Currency ("OCC"). The subsidiary banks are primarily engaged in the business of obtaining deposits and providing commercial, consumer and real estate loans to the general public. Bank deposits are each insured up to $100,000 by the Federal Deposit Insurance Corporation (the "FDIC") subject to certain limitations imposed by the FDIC.


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Basis of Presentation and Reclassification.  The consolidated financial
     ------------------------------------------
statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. Certain prior years' amounts have been reclassified to conform to the current year presentation. Such reclassifications had no impact on net income or shareholders' equity.

     Basis of Accounting.  The accounting and reporting policies of the Company
     -------------------
conform to accounting principles generally accepted in the United States and to general practices in the banking industry. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the financial statements and income and expenses during the reporting periods. Actual results could differ significantly from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for possible loan losses and the valuation of real estate acquired in connection with foreclosure proceedings.

                         COMMUNITY NATIONAL BANCORPORATION
                                ASHBURN, GEORGIA
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2003 AND 2002


     Cash and Due from Banks.  The Company maintains deposit relationships with
     -----------------------
other banks that deposits amounts, at times, may exceed federally insured limits. The Company has not experienced any material loss from such deposit relationships.

     Investment Securities.  Investment securities that the Company has the
     ---------------------
positive intent and ability to hold to maturity are classified as held-to-maturity and are reported at amortized cost. Investment securities held for current resale are classified as trading securities and are reported at fair value, with unrealized gains and losses included in earnings. Investment securities not classified either as securities held-to-maturity or trading securities are classified as available-for-sale. Generally, in the available-for-sale category are securities that are held to meet investment objectives such as interest rate risk, liquidity management and asset-liability management strategies among others. Available-for-sale securities are reported at fair market with unrealized holding gains and losses reported in a separate component of accumulated other comprehensive income, net of applicable deferred income taxes. The classification of investment securities as held-to-maturity, trading or available-for-sale is determined at the date of purchase.

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

     Loans, Interest and Fee Income on Loans.  Loans are reported at their
     ---------------------------------------
outstanding principal balance adjusted for charge-off, unearned discount, unamortized loan fees and the allowance for possible loan losses. Interest income is recognized over the term of the loan based on the principal amount outstanding. Non-refundable loan fees are taken into income to the extent they represent the direct cost of initiating a loan; the amount in excess of direct costs is deferred and amortized over the expected life of the loan.

     Impaired loans are loans that based upon current information, it is deemed probable that the Company will be unable to collect all amounts due according to the contractual terms of the agreement. Impaired loans may include accruing as well as non-accruing loans. Accounting standards require impaired loans to be measured based on: (a) the present value of expected future cash flows discounted at the loan's original effective interest rate; or (b) the loan's observable market price; or (c) the fair value of the collateral if the loan is collateral dependent.

                         COMMUNITY NATIONAL BANCORPORATION
                                ASHBURN, GEORGIA
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2003 AND 2002


     Accrual of interest on loans is discontinued either when (i) reasonable doubt exists as to the full or timely collection of interest or principal, (ii) a loan becomes contractually past due by 90 days or more with respect to interest or principal, or (iii) the terms of the loan have been renegotiated due to a serious weakening of the borrower's financial condition. When a loan is placed on non-accrual status, all interest previously accrued but not collected is reversed against current period interest income, and the loan is accounted for on the cash or cost recovery method. Loans are returned to accruing status only when they are brought fully current with respect to interest and principal and when, in the judgment of management, the loans are estimated to be fully collectible as to both principal and interest. Restructured loans are those loans on which concessions in terms have been granted because of the borrower's financial or legal difficulties. Interest is generally accrued on such loans in accordance with the renegotiated terms.

     Allowance for Possible Loan Losses.  The allowance for possible loan losses
     ----------------------------------
(the "Allowance") represents management's estimate of probable losses inherent in the loan portfolio. The Allowance is established through provisions charged to operations. Loans deemed to be uncollectible are charged against the Allowance, and subsequent recoveries, if any, are credited to the Allowance.
The adequacy of the Allowance is based on management's evaluation of the loan portfolio under current economic conditions, past loan loss experience, adequacy of underlying collateral, changes in the nature and volume of the loan portfolio, review of specific problem loans, and such other factors which, in management's judgment, deserve recognition in estimating loan losses. The evaluation for the adequacy of the Allowance is inherently subjective as it requires material estimates, including the amounts and timing of future cash flows expected to be received on impaired loans that may be susceptible to significant change. Various regulatory agencies, as an integral part of their examination process, periodically review the Company's Allowance. Such agencies may require the Company to recognize additions to the Allowance based on their judgments about information available to them at the time of their examination.

     Property and Equipment.  Building, furniture, and equipment are stated at
     ----------------------
cost, net of accumulated depreciation. Land is carried at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets. Maintenance and repairs are charged to operations, while major improvements are capitalized. Upon retirement, sale or other disposition of property and equipment, the cost and accumulated depreciation are eliminated from the accounts, and gain or loss is included in operations. The Company had no capitalized lease obligations at December 31, 2003 and 2002.

     Other Real Estate.  Other real estate represents property acquired by the
     -----------------
Company in satisfaction of a loan. Other real estate is carried at the lower of: (i) cost; or (ii) fair value less estimated selling costs. Fair value is determined on the basis of current appraisals, comparable sales and other

                         COMMUNITY NATIONAL BANCORPORATION
                                ASHBURN, GEORGIA
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2003 AND 2002


estimates of value obtained principally from independent sources. Any excess of the loan balance at the time of foreclosure over the fair value of the real estate held as collateral is treated as a loan loss and charged against the allowance for loan losses. Gain or loss on the sale of the property and any subsequent adjustments to reflect changes in fair value of the property are reflected in the income statement. Recoverable costs relating to the development and improvement of the property are capitalized whereas routine holding costs are charged to expense.

     Income Taxes.  Deferred income taxes (included in other assets) are
     ------------
provided for temporary differences between the tax basis of an asset or liability and its reported amount in the financial statements at the statutory tax rate. The components of other comprehensive income included in the consolidated statements of shareholders' equity have been computed based upon a 34% effective tax rate.

     Cash and Cash Equivalents.  For purposes of reporting cash flows, cash
     -------------------------
and cash equivalents include cash on hand, amounts due from banks and federal funds sold. Generally, federal funds are purchased or sold for one-day periods. The cash equivalents are readily convertible to known amounts of cash and present insignificant risk of changes in value due to maturity dates of 90 days or less.

     Operating Segments.  The Company determined, in accordance with Financial
     ------------------
Accounting Standards No. 131, "Disclosure about Segment of an Enterprise and Related Information," that it is a single reportable entity since its two subsidiaries have common regulatory authorities and both engage in the same line of business.

     Earnings Per Share.  Basic earnings per share is determined by dividing
     ------------------
net income by the weighted-average number of common shares outstanding. Diluted earnings per share is determined by dividing net income by the weighted average number of common shares outstanding increased by the number of common shares that would be issued assuming the exercise of stock options. This also assumes that only options with an exercise price below the existing market price will be exercised. In computing net income per share, the Company uses the treasury stock method.

     Stock-Based Compensation.  The Company has elected to follow Accounting
     ------------------------
Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25"), and related interpretations, in accounting for its employee stock options rather than the alternative fair value accounting allowed by SFAS No. 123, "Accounting for Stock-Based Compensation." APB No. 25 provides that the compensation expense relative to the Company's employee stock options is measured based on the intrinsic value of the stock option. SFAS No. 123

                         COMMUNITY NATIONAL BANCORPORATION
                                ASHBURN, GEORGIA
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2003 AND 2002


requires companies that continue to follow APB No. 25 to provide a pro-forma disclosure of the impact of applying the fair value method of SFAS No. 123.

     The following is a reconciliation of reported and pro-forma net income and net income per share for the periods below:

                                               Year Ended December 31,
                                               -----------------------
                                                   2003         2002
                                                   ----         ----
     Net income, as reported                   $(1,206,753)   $505,565
     Stock-based compensation expense               15,397      34,952
                                               -----------    --------
     Pro-forma (fair value) net income         $(1,222,150)   $470,613
                                               ===========    ========

     Basic income per share:
     As reported                               $      (.60)   $    .26
                                               ===========    ========
     Pro-forma                                 $      (.61)   $    .24
                                               ===========    ========

     Diluted income per share:
     As reported                               $      (.60)   $    .26
                                               ===========    ========
     Pro-forma                                 $      (.61)   $    .24
                                               ===========    ========

     Pro-forma value of option                 $     N/A      $   N/A
                                               ===========    ========

     The pro-forma (fair value) was estimated at the date of grant using the Black-Scholes option-pricing model ("BLSC Model"). Note, however, that no warrants/options were granted during calendar years 2003 and 2002. BLSC Model requires the input of highly subjective assumptions, including the expected stock price volatility, and risk-free interest rates. Since changes in the subjective assumptions can materially affect the fair value estimate, in management's opinion, existing models (such as the BLSC Model) do not necessarily provide a reliable single measure of the fair value of the Company's options.

     Below are details concerning the input assumptions utilized in conjunction with BLSC Model to produce the estimates for pro-forma (fair value) income for the periods below.

                         COMMUNITY NATIONAL BANCORPORATION
                                ASHBURN, GEORGIA
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2003 AND 2002


                                               Year Ended December 31,
                                               -----------------------
                                                   2003         2002
                                                   ----         ----
     Risk-free interest rate                       3.95%        5.85%
     Dividend yield                                 --%          .5%
     Volatility factor                             6.3%         9.8%
     Weighted average life of warrant/option       5 yrs        4.8 yrs

     Goodwill and Other Intangibles.  Goodwill represents the excess of the
     ------------------------------
cost of an acquisition over the fair value of the net assets acquired in business combinations. On January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets", ("SFAS No. 142") and, on October 1, 2002, adopted Statement of Financial Accounting Standards No. 147, "Acquisitions of Certain Financial Institutions" ("SFAS No. 147"), which applies specifically to branch purchases that qualify as business combinations. Under SFAS No. 142 and No. 147, goodwill is no longer amortized but is subject to an annual impairment test. Under SFAS No. 142, the goodwill impairment assessment is performed at least annually. Based upon this assessment of the fair value of the reporting unit, the Company concluded the recorded value of goodwill was not impaired as of December 31, 2003.

     Recent Accounting Pronouncements.  In January 2003, the Financial
     --------------------------------
Accounting Standards Board ("FASB") issued Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51 (the Interpretation), FASB Interpretation No. 46 ("FIN 46"). The purpose of this interpretation is to provide guidance on how to identify a variable interest entity (VIE) and determine when the assets, liabilities, non-controlling interests, and results of operations of a VIE need to be included in a company's consolidated financial statements. A company that holds variable interest in an entity will need to consolidate that entity if the company's interest in the VIE is such that the company will absorb a majority of the VIE's expected losses and or receive a majority of the VIE's expected residual returns, if they occur. As of December 31, 2003, management believes that the Company does not have any VIE's which would be consolidated under the provisions of FIN 46.

     In December 2003, the FASB issued a revision of FIN 46. The Revised Interpretation codifies both the proposed modifications and other decisions previously issued through certain FASB Staff Positions (FSPs) and supersedes the original Interpretation to include: (1) deferring the effective date of the Interpretation's provisions for certain variable interests, (2) providing additional scope exceptions for certain other variable interests, (3) clarifying

                         COMMUNITY NATIONAL BANCORPORATION
                                ASHBURN, GEORGIA
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2003 AND 2002


the impact of troubled debt restructurings on the requirement to reconsider
(a) whether an entity is a VIE or (b) which party is the primary beneficiary of a VIE, and (4) revising Appendix B of the Interpretation to provide additional guidance on what constitutes a variable interest. The revised Interpretation is effective for financial statements of periods ending after March 15, 2004. Adoption of the revised FIN 46 will not have an adverse effect on the Company's financial position, results of operations, or liquidity.

     SFAS No. 149 "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." In April 2003, the FASB issued SFAS No. 149, which amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," resulting in more consistent reporting of contracts as either derivatives or hybrid instruments. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, and should be applied prospectively. Adoption of SFAS No. 149 will not have a material impact on the Company' financial position, results of operations or liquidity.

     SFAS No. 150 "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." In May 2003, the FASB issued SFAS No. 150, which establishes standards for how certain financial instruments with characteristics of both liabilities and equity should be measured and classified. Certain financial instruments with characteristics of both liabilities and equity will be required to be classified as a liability. This statement is effective for financial instruments entered into or modified after May 31, 2003, and July 1, 2003 for all other financial instruments with the exception of existing mandatorily redeemable financial instruments issued by limited life subsidiaries that have been indefinitely deferred from the scope of the statements. The Company does not believe the adoption of SFAS 150 will have a material impact on the Company's financial position, results of operations or liquidity.

     Statement of Position 03-3 ("SOP 03-3"): "Accounting for Certain Loans or Debt Securities Acquired in a Transfer." In December 2003, the American Institute of Certified Public Accountants ("AICPA") issued SOP 03-3. SOP 03-3 requires loans acquired through a transfer, such as a business combination, where there are differences in expected cash flows and contractual cash flows due in part to credit quality be recognized at their fair value. The excess of contractual cash flows over expected cash flows is not to be recognized as an adjustment of yield, loss accrual, or valuation allowance. Valuation allowances cannot be created nor "carried over" in the initial accounting for loans acquired in a transfer on loans subject to SFAS 114, "Accounting by Creditors for Impairment of a Loan." This SOP is effective for loans acquired after December 31, 2004, with early adoption encouraged. The Company does not

                         COMMUNITY NATIONAL BANCORPORATION
                                ASHBURN, GEORGIA
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2003 AND 2002


believe the adoption of SOP 03-3 will have a material impact on the Company's financial position, results of operations or liquidity.

     In December 2003, the FASB issued a revision of SFAS No. 132, Employer's Disclosures about Pensions and Other Postretirement Benefits. Most of the provisions of the revised statements are effective for fiscal years ending after December 15, 2003. The Statement requires more detailed disclosures about plan assets, investment strategies, benefit obligations, cash flows, and the assumptions used in accounting for the plans. Adoption of the revision to SFAS No. 132 will not have a material impact on the Company's financial position, results of operations or liquidity.

     On December 11, 2003, the SEC Staff announced its intention to release a Staff Accounting Bulletin in order to clarify existing accounting practices relating to the valuation of issued loan commitments, including interest rate lock commitments, subject to Derivative Implementation Group Issue C-13, When a Loan Commitment is included in Scope of Statement 133. The new guidance is expected to require all registrants to begin accounting for these commitments subject to SFAS No. 133 as written options that would be reported as liabilities until they are exercised or expire. The provisions of this guidance are expected to be effective for loan commitments entered into after March 31, 2004. Management intends to adopt the provisions of this guidance effective April 1, 2004 and does not anticipate that the adoption will have a materially adverse effect on the Company's financial position, results of operations or liquidity.

     Sale of Subsidiary Bank.  On September 18, 2003, the Company sold
     -----------------------
Cumberland, a wholly owned subsidiary. At the time of sale, Cumberland had total assets of approximately $47.0 million and a capital account aggregating approximately $4.6 million. Loss from the sale of Cumberland amounted to approximately $2.1 million.


NOTE 3 - FEDERAL FUNDS SOLD

     The subsidiary banks are required to maintain legal cash reserves computed by applying prescribed percentages to the various types of deposits. When the subsidiary banks' cash reserves are in excess of the required amounts, they may lend the excess to other banks on a daily basis. At December 31, 2003 and 2002, the subsidiary banks sold $18,442,000 and $18,036,000, respectively, to other banks through the federal funds market.

                         COMMUNITY NATIONAL BANCORPORATION
                                ASHBURN, GEORGIA
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2003 AND 2002


NOTE 4 - SECURITIES AVAILABLE-FOR-SALE

     The amortized costs and estimated market values of securities available-for-sale as of December 31, 2003 follow:

                                             Gross
                                           Unrealized
                          Amortized        ----------         Estimated
Description                  Costs       Gains    Losses    Market Values
-----------               -----------    -----    ------    -------------
U.S. Agency securities   $  7,980,000  $ 18,888  $ (6,250)  $  7,992,638
Municipal securities        2,916,065   169,778     -  -       3,085,843
FRB & FHLB stock              665,200     -  -      -  -         665,200
Equity securities              82,594     -  -      -  -          82,594
                         ------------  --------  --------   ------------
   Total securities      $ 11,643,859  $188,666  $ (6,250)  $ 11,826,275
                         ============  ========  ========   ============

     All national banks are required to hold FRB stock and all members of the Federal Home Loan Bank are required to hold FHLB stock. Since no ready market exists for either stock, both, FRB and FHLB stocks are reported at cost.

     The amortized costs and estimated market values of securities available-for-sale as of December 31, 2002 follow:

                                             Gross
                                           Unrealized
                          Amortized        ----------         Estimated
Description                  Costs       Gains    Losses    Market Values
-----------               -----------    -----    ------    -------------
U.S. Agency securities   $ 12,681,569  $212,969  $  -  -    $ 12,894,538
Municipal securities        3,116,362   153,138     -  -       3,269,500
FRB & FHLB stock              951,300     -  -      -  -         951,300
Equity securities              82,594     -  -      -  -          82,594
                         ------------  --------  --------   ------------
   Total securities      $ 16,831,825  $366,107  $  -  -    $ 17,197,932
                         ============  ========  ========   ============

     The amortized costs and estimated market values of securities available-for-sale at December 31, 2003, by contractual maturity, are shown in the following chart. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

                         COMMUNITY NATIONAL BANCORPORATION
                                ASHBURN, GEORGIA
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2003 AND 2002


                                         Amortized         Estimated
                                           Costs         Market Values
                                        -----------      -------------
      Due in one year or less           $   800,261      $   808,106
      Due after one through five years    8,871,741        8,955,378
      Due after five through ten years      652,514          713,923
      Due after ten years                   571,549          601,074
      No maturity                           747,794          747,794
                                        -----------      -----------
          Total securities              $11,643,859      $11,826,275
                                        ===========      ===========

     As of December 31, 2003 and 2002, securities with a par value of $2,980,000 and $6,118,000, respectively, were pledged to secure public funds, repurchase agreements, and for other purposes required or permitted by law.

     No securities were sold during calendar years 2003 and 2002. However, during calendar year 2002, the Company sold securities in the amount of $3,549,212 and booked a gain of $3,342 from the above sale. The Company also recorded gains from settlement of securities; such gains amounted to $0 and $2,266 for calendar years 2003 and 2002, respectively.


NOTE 5 - LOANS

     The composition of net loans by major loan category, as of December 31, 2003 and 2002, follows:

                                                        December 31,
                                              -----------------------------
                                                   2003            2002
                                                   ----            ----
      Commercial, financial, agricultural     $  90,258,741   $ 133,055,822
      Real estate - construction                  1,369,287       4,203,087
      Real estate - mortgage                     31,771,486      46,245,697
      Installment                                11,643,580      19,231,435
                                              -------------   -------------
      Loans, gross                            $ 135,043,094   $ 202,736,041
      Deduct:


                         COMMUNITY NATIONAL BANCORPORATION
                                ASHBURN, GEORGIA
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2003 AND 2002


       Allowance for loan losses                 (2,675,896)     (4,323,848)
                                              -------------   -------------
          Loans, net                          $ 132,367,198   $ 198,412,193
                                              =============   =============

     The Company considers impaired loans to include all restructured loans, loans on which the accrual of interest has been discontinued, loans that are not performing in accordance with agreed-upon terms, and all other loans that are performing according to the loan agreement but may have substantive indication of potential credit weakness. At December 31, 2003 and 2002, the total recorded investment in impaired loans, all of which had allowances determined in accordance with FASB Statements No. 114 and No. 118, amounted to approximately $10,098,195 and $25,363,935, respectively. The average recorded investment in impaired loans amounted to approximately $19,735,011 and $18,423,411, respectively, for the years ended December 31, 2003 and 2002. The allowance for loan losses related to impaired loans amounted to approximately $1,501,260 and $2,957,540 at December 31, 2003 and 2002, respectively. Interest income recognized on impaired loans for the years ended December 31, 2003 and 2002 amounted to $401,686 and $427,256, respectively. The amount of interest recognized on impaired loans using the cash method of accounting was not material for the years ended December 31, 2003 and 2002. Loans on non-accrual status at December 31, 2003 and 2002 had outstanding balances of $2,398,170 and $5,329,001, respectively. Interest recognized on non-accruing loans at December 31, 2003 and 2002 was $164,556 and $356,114, respectively. The Company has no commitments to lend additional funds to borrowers whose loans have been modified.


NOTE 6 - ALLOWANCE FOR POSSIBLE LOAN LOSSES

     The allowance for possible loan losses ("Allowance") is a valuation reserve available to absorb future loan charge-offs. The Allowance is increased by provisions charged to operating expenses and by recoveries of loans which were previously written-off. The Allowance is decreased by the aggregate loan balances, if any, which were deemed uncollectible during the year.

     Individual consumer loans are predominantly undersecured, and the allowance for possible losses associated with these loans has been established accordingly. The majority of the non-consumer loan categories are generally secured by real estate, receivables, inventory, machinery, equipment, or financial instruments. The amount of collateral obtained is based upon management's evaluation of the borrower.

     Activity within the Allowance account for the years ended December 31, 2003 and 2002 follows:

                         COMMUNITY NATIONAL BANCORPORATION
                                ASHBURN, GEORGIA
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2003 AND 2002


                                             Years ended December 31,
                                             ------------------------
                                                 2003         2002
                                                 ----         ----
     Balance, beginning of year              $ 4,323,848  $ 4,242,268
     Add:  Provision for loan losses           2,032,000    2,772,000
     Add:  Recoveries of previously
           charged off amounts                   254,152      586,335
                                             -----------  -----------
        Total                                $ 6,610,000  $ 7,600,603
     Deduct: Amount charged-off               (2,973,196)  (3,276,755)
                                             -----------  -----------
     Balance prior to sale of subsidiary     $ 3,636,804  $ 4,323,848
     Sale of subsidiary                         (960,908)      -  -
                                             -----------  -----------
     Balance, end of year                    $ 2,675,896  $ 4,323,848
                                             ===========  ===========


NOTE 7 - PROPERTY AND EQUIPMENT

     Building, furniture, equipment, land and land improvements are stated at cost less accumulated depreciation. Components of property and equipment included in the consolidated balance sheets at December 31, 2003 and 2002 follow:

                                                    December 31,
                                             ------------------------
                                                 2003         2002
                                                 ----         ----
     Land                                    $   798,511  $ 1,064,268
     Building                                  3,293,024    4,684,996
     Furniture and equipment                   1,747,823    2,214,801
                                             -----------  -----------
        Property and equipment, gross        $ 5,839,358  $ 7,964,065
     Deduct:
     Accumulated depreciation                 (2,236,937)  (2,381,395)
                                             -----------  -----------
     Property and equipment, net             $ 3,602,421  $ 5,582,670
                                             ===========  ===========

     At the time Cumberland was sold, it had property and equipment (gross) in the amount of $2,220,527 and accumulated depreciation in the amount of $551,214, resulting in a net amount of $1,669,313.

                         COMMUNITY NATIONAL BANCORPORATION
                                ASHBURN, GEORGIA
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2003 AND 2002


     Depreciation expense for the years ended December 31, 2003 and 2002 amounted to $397,196 and $490,077, respectively. Depreciation is charged to operations over the estimated useful lives of the assets. The estimated useful lives and methods of depreciation for the principal items follow:

       Type of Asset                  Life in Years       Depreciation Method
       -------------                  -------------       -------------------
       Furniture and equipment           3 to 7             Straight-line
       Buildings                         32, 39             Straight-line

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

     At December 31, 2003 and 2002, the Company had unused loan commitments of approximately $5.9 million and $9.8 million, respectively. Additionally, standby letters of credit of approximately $78,000 and $1,542,800 were outstanding at December 31, 2003 and 2002, respectively. Various assets collateralize the majority of these commitments. No material losses are anticipated as a result of these transactions.

     The Company and its subsidiaries are subject to claims and lawsuits that arise primarily in the ordinary course of business. It is the opinion of management that the disposition or ultimate resolution of such claims and lawsuits will not have a material adverse effect on the consolidated financial position of the Company and its subsidiaries.

     Please refer to Note 15 concerning warrants and options earned by directors and executive officers.


NOTE 9 - DEPOSITS

     The following details deposit accounts at December 31, 2003 and 2002:

                         COMMUNITY NATIONAL BANCORPORATION
                                ASHBURN, GEORGIA
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2003 AND 2002


                                                   December 31,
                                            -------------------------
                                                2003          2002
                                                ----          ----
     Non-interest bearing deposits         $ 18,435,530  $ 15,736,712
     Interest bearing deposits:
        NOW accounts                         15,302,607    17,838,596
        Money market accounts                13,448,844    21,068,517
        Savings                               6,712,785     6,560,504
        Time, less than $100,000             82,054,732   126,537,889
        Time, $100,000 and over              22,952,024    39,786,395
                                           ------------  ------------
         Total deposits                    $158,906,522  $227,528,613
                                           ============  ============

     At December 31, 2003, the scheduled maturities of all certificates of deposit were as follows:

                     Year Ended
                     December 31,           Amount
                     ------------        ------------
                        2004             $ 88,783,970
                        2005               13,167,729
                        2006                1,317,857
                        2007                  830,000
                        2008                  907,200
                                         ------------
                        Total            $105,006,756
                                         ============


NOTE 10 - BORROWINGS

     On March 30, 2002, the Company replaced two existing obligations for one loan. The loan was in the form of a line of credit with borrowing capacity up to $6.0 million. The rate of interest was prime less 1/2%, but with a floor of 5.5%. The collateral consisted of 100% of the voting shares of all three subsidiary banks. The loan called for a quarterly interest payment and an annual reduction in principal of 10%. The loan should be paid in full by April 1, 2012. By December 31, 2002, the outstanding balance climbed to $5,042,000.

                         COMMUNITY NATIONAL BANCORPORATION
                                ASHBURN, GEORGIA
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2003 AND 2002


Because the Company was unable to meet certain loan covenants, the lender limited the borrowings to the above $5,042,000. The following are the covenants that the Company was unable to meet as of December 31, 2002:

     * The Company was unable to maintain a quarterly and annual return on average assets of .75% and .60%, respectively,
     * CNB and Tarpon were unable to maintain the ratio of net charge-offs to average loans at or below .75%, and
     * Cumberland and Tarpon were unable to maintain the ratio of non-performing loans plus OREO to total assets at or below 2.0%.

     On July 7, 2003, the loan was paid off with the proceeds from a new loan from an individual who is a close relative of one of the Company's Board members. The loan is in the form of a line of credit with borrowing capacity up to $6.0 million. The rate of interest is prime less 1/2%, but due to a higher floor on the rate and other considerations, the effective rate is 7.25%. Initially, the collateral consisted of 100% of the voting shares of the three subsidiary banks. However, since Cumberland was sold, the current collateral consists of 100% of the voting shares of the two remaining subsidiary banks.
The loan calls for a quarterly interest payment and annual reduction in principal of 10%. The loan is to be paid in full by April 12, 2012. As of December 31, 2003, the outstanding balance on the loan was reduced by $2,142,000 to $2.9 million. At December 31, 2003, the Company was in violation of the following covenants:

     * The Company was unable to maintain a quarterly and annual return on average assets of .75% and .60%, respectively, and
     * CNB was unable to maintain the ratio of net charge-offs to average loans at or below .75%.


NOTE 11 - SHAREHOLDERS' EQUITY

     The Company has 50.0 million shares of common stock, zero par value per share authorized: 2,008,595 shares outstanding at December 31, 2003 and 2002.
In addition, the Company has 10.0 million shares of preferred stock, zero par value per share, authorized; 61,500 and zero shares were outstanding at December 31, 2003 and 2002, respectively.

     As of December 31, 2003, there were 100,000 warrants convertible into the Company's common stock on a one-to-one basis upon surrender of warrants together with a cash consideration of $10.00 per warrant. There were zero and 73,834 warrants exercised during calendar years 2003 and 2002, respectively. At December 31, 2003, there were 10,000 stock options convertible into the Company's common stock on a one-to-one basis upon surrender of stock options together with a cash consideration of $12.00 per option. During each of calendar years 2003 and 2002, zero and 5,280 stock options, respectively, were converted into the Company's common stock.

                         COMMUNITY NATIONAL BANCORPORATION
                                ASHBURN, GEORGIA
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2003 AND 2002


NOTE 12 - INTEREST ON DEPOSITS AND BORROWINGS

     A summary of interest expense for the years ended December 31, 2003 and 2002 follows:

                                                December 31,
                                          ------------------------
                                              2003         2002
                                              ----         ----
      Interest on NOW accounts            $   176,021  $   329,398
      Interest on money market accounts       259,507      511,966
      Interest on savings accounts             71,599      127,371
      Interest on CDs under $100,000        3,522,965    5,818,726
      Interest on CDs $100,000 and over     1,435,559    2,246,031
      Interest on federal funds,
       FHLB and borrowings                    399,672      299,206
                                          -----------  -----------
        Total interest on
        deposits and borrowings           $ 5,865,323  $ 9,332,698
                                          ===========  ===========



NOTE 13 - OTHER OPERATING EXPENSES

     A summary of other operating expenses for the years ended December 31, 2003 and 2002 follows:

                                                     December 31,
                                               ------------------------
                                                   2003         2002
                                                   ----         ----
      Stationery and supplies                  $   217,338  $   226,196
      Regulatory fees                              260,871      204,255
      Courier and postage                          155,598      155,735
      Advertising and business development         221,853      179,536
      Utilities and telephone                      158,618      185,076
      Directors' fees                              185,700      152,300
      Taxes and licenses                           182,475      161,105
      Repossession and maintenance of OREO         145,689      239,725
      Goodwill amortization                         -  -         -  -


                         COMMUNITY NATIONAL BANCORPORATION
                                ASHBURN, GEORGIA
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2003 AND 2002


      All other operating expenses                 363,673      441,671
                                               -----------  -----------
        Total other operating expenses         $ 1,891,815  $ 1,945,599
                                               ===========  ===========


NOTE 14 - INCOME TAXES

     As of December 31, 2003 and 2002, the Company's provision for income taxes consisted of the following:

                                                December 31,
                                          ------------------------
                                              2003         2002
                                              ----         ----
      Current                             $  (707,490) $   269,523
      Deferred                                    486       13,232
                                          -----------  -----------
      Income tax expense                  $  (707,004) $   282,755
                                          ===========  ===========

     The Company's provision for income taxes differs from the amounts computed by applying the federal income tax statutory rates to income before income taxes. The effective tax rate and the statutory federal income tax rate are reconciled as follows:

                                                December 31,
                                              -----------------
                                              2003         2002
                                              ----         ----
      Federal statutory income tax rate       34.0%        34.0%
      State income tax,
        net of Federal benefit                 3.6%         5.2%
      Change in valuation allowance            4.7%         5.5%
      Tax-exempt interest                     (7.0%)      (10.1%)
      Other                                    1.6%         1.1%
                                              -----        -----
         Effective tax rate                   36.9%        35.7%
                                              =====        =====

     The tax effects of the temporary differences that comprise the net deferred tax assets at December 31, 2003 and 2002 are presented below:

                         COMMUNITY NATIONAL BANCORPORATION
                                ASHBURN, GEORGIA
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2003 AND 2002


                                                 December 31,
                                          -------------------------
                                              2003         2002
                                              ----         ----
    Deferred tax assets:
      Allowance for loan losses           $   905,591  $ 1,487,108
      Unrealized gain, securities             (62,021)    (124,476)
      Deferred asset, depreciation              2,111        3,011
      Capitalized opening expenses              -  -       115,342
      Valuation reserve                      (622,046)    (766,329)
                                          -----------  -----------
        Net deferred tax asset            $   223,635  $   714,656
                                          ===========  ===========

     There was a net change in the valuation allowance during the calendar years 2003 and 2002. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projection for future taxable income over the periods which the temporary differences resulting in the deferred tax assets are deductible, management believes it is more likely than not that the Company will realize the benefits of those deductible differences, net of the existing valuation allowance at December 31, 2003.


NOTE 15 - RELATED PARTY TRANSACTIONS

     Stock Warrants and Options.  All outstanding warrants were issues to
     --------------------------
directors of either the Company, CNB, or Cumberland. No stock warrants were granted during calendar years 2003 and 2002. At December 31, 2003, there were 100,000 warrants outstanding, all expiring in calendar year 2006. There were also 10,000 options outstanding at December 31, 2002, all expiring during calendar year 2006. No stock options were granted during calendar years 2003 and 2002. Please refer to Note 11 for additional information concerning warrants/options.

     Borrowings and Deposits by Directors and Executive Officers.  Certain
     -----------------------------------------------------------
directors, principal officers and companies with which they are affiliated are customers of and have banking transactions with the subsidiary banks in the ordinary course of business. As of December 31, 2003 and 2002, loans

                         COMMUNITY NATIONAL BANCORPORATION
                                ASHBURN, GEORGIA
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2003 AND 2002


outstanding to directors, their related interests and executive officers aggregated $3,429,341 and $6,086,194, respectively. These loans were made on substantially the same terms, including interest rates and collateral, as those prevailing at the same time for comparable transactions with unrelated parties. In the opinion of management, loans to related parties did not involve more than normal credit risk or present other unfavorable features.

     A summary of the related party loan transactions during the calendar years 2003 and 2002 follows:

                                           Insider Loan Transactions
                                           -------------------------
                                              2003           2002
                                              ----           ----
       Balance, beginning of year         $ 6,086,194    $ 5,952,416
       New loans                            2,006,011      5,111,620
       Less:  Principal reductions         (4,662,864)    (4,977,842)
                                           ----------     ----------
       Balance, end of year               $ 3,429,341    $ 6,086,194
                                           ==========     ==========

     Deposits by directors and their related interests, as of December 31, 2003 and 2002 approximated $1,150,330 and $2,345,821, respectively.


NOTE 16 - EMPLOYEE BENEFIT PLANS

     A profit sharing plan (the "Plan") was established by the Company to provide for participation in profits by employees or their beneficiaries. The Board of Directors determines the annual contribution to the Plan, not to exceed allowable deductions per tax laws and regulations. The Plan has a pre-determined formula for allocating contributions among participants and for distributing funds upon the occurrence of certain events. For the years ended December 31, 2003 and 2002, the Company contributed $121,743 and $0, respectively, to the Plan. In addition, beginning with calendar year 2000, the Company offered a 401(k) plan in which it matched a portion of the employees' contribution. For the years ended December 31, 2003 and 2002, the Company contributed $20,524 and $41,642, respectively, to the above plan.


NOTE 17 - CONCENTRATION OF CREDIT

     The substantial majority of the Company's loans are made to individuals and businesses located within the Company's primary service area (the "PSA"). The

                         COMMUNITY NATIONAL BANCORPORATION
                                ASHBURN, GEORGIA
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2003 AND 2002


Company's PSA consists of the following counties and their surrounding counties:
Turner, Georgia, Crisp, Georgia, and Pinellas, Florida. The ability of the majority of the Company's customers to honor their contractual loan obligations is dependent on economic conditions prevailing at the time in the Company's PSA.

     Approximately sixty-six percent of the Company's loan portfolio is concentrated in loans secured by real estate, of which a substantial portion is secured by real estate in the Company's PSA. Accordingly, the ultimate collectibility of the loan portfolio is susceptible to changes in market conditions in the Company's PSA. The other significant concentrations of credit by type are set forth under Note 5.

     The Company, as a matter of policy, does not generally extend credit to any single borrower or group of related borrowers in excess of 15% of the subsidiary banks' statutory capital, or approximately $2,700,000.


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

     The following methods and assumptions were used by the Company in estimating fair values of financial instruments as disclosed herein:

     Cash and Due from Banks, Interest-Bearing Deposits with Banks and Federal
     -------------------------------------------------------------------------
Funds Sold.  The carrying amounts of cash and due from banks, interest-bearing
----------
deposits with banks, and federal funds sold approximate their fair value.

                         COMMUNITY NATIONAL BANCORPORATION
                                ASHBURN, GEORGIA
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2003 AND 2002


     Available-for-Sale Securities.  Fair values for securities are based on
     -----------------------------
quoted market prices. Fair value for FRB stock and FHLB stock approximate their carrying values based on their redemption provisions.

     Loans.  The fair values of the Company's loans and lease financing have
     -----
been estimated using two methods: (1) the carrying amounts of short-term and variable rate loans approximate fair values excluding certain credit card loans which are tied to an index floor; and (2) for all other loans, the discounting of projected future cash flows. When using the discounting method, loans are pooled in homogeneous groups with similar terms and conditions and discounted at a target rate at which similar loans would be made to borrowers at year-end. In addition, when computing the estimated fair values for all loans, the allowance for loan losses is subtracted from the calculated fair values for consideration of credit issues.

     Accrued Interest Receivable.  The carrying amount of accrued interest
     ---------------------------
receivable approximates the fair value.

     Deposits.  The carrying amounts of demand deposits and savings deposits
     --------
approximate their fair values. The methodologies used to estimate the fair values of all other deposits are similar to the two methods used to estimate the fair values of loans. Deposits are pooled in homogeneous groups and the future cash flows of these groups are discounted using current market rates offered for similar products at year-end.

     Accrued Interest Payable.  The carrying amount of accrued interest payable
     ------------------------
approximates the fair value.

     Off-Balance Sheet Instruments.  Fair values of the Company's off-balance
     -----------------------------
sheet financial instruments are based on fees charged to enter into similar agreements. However, commitments to extend credit and standby letters of credit do not represent a significant value to the Company until such commitments are funded. The Company has determined that these instruments do not have a distinguishable fair value and no fair value has been assigned.

     The following table presents the carrying amounts and fair values of the specified assets and liabilities held by the Company at December 31, 2003 and 2002. The information presented is based on pertinent information available to management as of December 31, 2003 and 2002. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued since that time, and the current estimated fair value of these financial instruments may have changed since that point in time.

                         COMMUNITY NATIONAL BANCORPORATION
                                ASHBURN, GEORGIA
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2003 AND 2002


                                December 31,2003         December 31, 2002
                             -----------------------  -----------------------
                               Carrying   Estimated     Carrying    Estimated
                                Amount    Fair Value     Amount     Fair Value
                               --------   ----------    --------    ----------
Financial assets:
 Cash and due from banks   $  3,801,214 $  3,801,214  $  6,830,350 $  6,830,350
 Interest bearing deposits
   with other banks           5,239,000    5,239,000       396,000      396,000
 Federal funds sold          18,442,000   18,442,000    18,036,000   18,036,000
 Securities
   available-for-sale        11,826,275   11,826,275    17,197,932   17,197,932
 Loans                      132,367,198  132,961,113   198,412,193  199,513,098
 Accrued interest
   receivable                 2,073,102    2,073,102     2,916,941    2,916,941

Financial liabilities:
 Deposits                  $158,906,522 $159,460,723  $227,528,613 $228,228,146
 Borrowings                   2,900,000    2,900,000     5,042,000    5,042,000
 Accrued interest payable       423,695      423,695       922,237      922,237


NOTE 19 - REGULATORY MATTERS

     The Company is governed by various regulatory agencies. The FRB regulates bank holding companies and their nonbanking subsidiaries. National banks are primarily regulated by the OCC. The FDIC also regulates all federally insured banks. The Company's banking subsidiaries include two national banks, all insured by the FDIC.

     Various requirements and restrictions under federal and state laws regulate the operations of the Company. These laws, among other things, require the maintenance of reserves against deposits, impose certain restrictions on the nature and terms of the loans, restrict investments and other activities, and

                         COMMUNITY NATIONAL BANCORPORATION
                                ASHBURN, GEORGIA
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2003 AND 2002


regulate mergers and the establishment of branches and related operations. The ability of the parent company to pay cash dividends to its shareholders and service debt may be dependent upon cash dividends from its subsidiary banks. Each subsidiary bank is subject to limitations under federal law in the amount of dividends it may declare. At December 31, 2003, the two subsidiary banks' retained earnings were not available for dividend declaration without prior regulatory approval.

     The banking industry is also affected by the monetary and fiscal policies of regulatory authorities, including the FRB. Through open market securities transactions, variations in the discount rate, the establishment of reserve requirements and the regulation of certain interest rates payable by member banks, the FRB exerts considerable influence over the cost and availability of funds obtained for lending and investing. Changes in interest rates, deposit levels and loan demand are influenced by the changing conditions in the national economy and in the money markets, as well as the effect of actions by monetary and fiscal authorities. Pursuant to the FRB's reserve requirements, the subsidiary banks were required to maintain certain cash reserve balances with the Federal Reserve System of approximately $343,000 and $502,000 at December 31, 2003 and 2002, respectively.

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

     Qualitative measures established by regulation to ensure capital adequacy require the Company and each subsidiary bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital to average assets (as defined). Management believes that the Company and each subsidiary bank, as of December 31, 2003, meet all capital adequacy requirements to which they are subject.

     As of December 31, 2003, each subsidiary bank met the capital ratios of Well Capitalized. However since the two subsidiary banks are under a formal agreement and an informal agreement with their regulator, the capital guidelines are not applicable to them. In general, to be categorized as Adequately Capitalized or Well Capitalized, the banks must maintain the following capital ratios:

                         COMMUNITY NATIONAL BANCORPORATION
                                ASHBURN, GEORGIA
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2003 AND 2002


                                              Adequately        Well
                                              Capitalized   Capitalized
                                              -----------   -----------
      Total risk-based capital ratio             8.0%           10.0%
      Tier 1 risk-based capital ratio            4.0%            6.0%
      Tier 1 leverage ratio                      4.0%            5.0%

     The Company's and CNB's (the largest subsidiary bank) actual capital amounts and ratios are presented in the following table:

                                              Minimum Regulatory Capital
                                                 Guidelines for Banks
                                             ----------------------------
                                              Adequately        Well
(Dollars in thousands)            Actual      Capitalized    Capitalized
                              -------------  -------------  -------------
                              Amount  Ratio  Amount  Ratio  Amount  Ratio
                              ------  -----  ------  -----  ------  -----
AS OF DECEMBER 31, 2003:

Total capital-risk-based
(to risk-weighted assets):
   CNB                       $16,547  13.9% $ 9,485 >= 8%  $11,856 >= 10%
   Consolidated               19,170  15.9%   9,666 >= 8%     N/A  >= N/A

Tier 1 capital-risk-based
(to risk-weighted assets):
   CNB                       $15,056  12.7%  $4,743 >= 4%  $ 7,114 >= 6%
   Consolidated               17,660  14.6%   4,833 >= 4%     N/A  >= N/A

Tier 1 capital-leverage
(to average assets):
   CNB                       $15,056   9.4%  $6,430 >= 4%  $ 8,037 >= 5%
   Consolidated               17,660  10.8%   6,540 >= 4%     N/A  >= N/A

                         COMMUNITY NATIONAL BANCORPORATION
                                ASHBURN, GEORGIA
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2003 AND 2002


                                              Minimum Regulatory Capital
                                                 Guidelines for Banks
                                             ----------------------------
                                              Adequately        Well
(Dollars in thousands)            Actual      Capitalized    Capitalized
                              -------------  -------------  -------------
                              Amount  Ratio  Amount  Ratio  Amount  Ratio
                              ------  -----  ------  -----  ------  -----
AS OF DECEMBER 31, 2002:

Total capital-risk-based
(to risk-weighted assets):
   CNB                       $15,623  11.4% $10,994 >= 8%  $14,743 >= 10%
   Consolidated               20,945  10.6%  15,766 >= 8%     N/A  >= N/A

Tier 1 capital-risk-based
(to risk-weighted assets):
   CNB                       $13,905  10.1%  $5,497 >= 4%  $ 8,246 >= 6%
   Consolidated               18,482   9.4%   7,883 >= 4%     N/A  >= N/A

Tier 1 capital-leverage
(to average assets):
   CNB                       $13,905   8.3%  $6,680 >= 4%  $ 8,350 >= 5%
   Consolidated               18,482   7.3%  10,160 >= 4%     N/A  >= N/A

     On April 11, 2002, Cumberland entered into an agreement with the OCC, pursuant to which Cumberland agreed to take certain measures to ensure its safe and sound operations. Cumberland was sold to a third party in September 2003, thus terminating any obligations of the Company under the agreement with the OCC.

     On August 28, 2002, Tarpon entered into an agreement with the OCC, pursuant to which Tarpon agreed to take certain measures to ensure its safe and sound operations, including:

     *   submitting monthly progress reports to the OCC;
     *   appointing a new president;
     *   employing an independent outside management consultant;
     *   achieving certain capital levels;
     * implementing a written program to improve management and administration of the loan portfolio;

                         COMMUNITY NATIONAL BANCORPORATION
                                ASHBURN, GEORGIA
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2003 AND 2002


     *   taking action to strengthen criticized assets;
     * establishing a program for the maintenance of an adequate allowance for loan and lease losses;
     *   adopting a written three-year strategic plan;
     *   adhering to an independent audit program; and
     *   improving management of information system activities.

     The Company's management believes that Tarpon is in substantial compliance with the above agreement.

     On June 10, 2003, CNB entered into an agreement with the OCC, pursuant to which CNB agreed to take certain measures to ensure its safe and sound operations, including:

     *   submitting monthly progress reports to the OCC;
     * appointing a compliance committee responsible for monitoring and coordinating the agreement;
     *   reviewing the Board's committee structure;
     *   employing an independent outside management consultant;
     *   achieving certain capital levels;
     * implementing a written program to improve management and administration of the loan portfolio;
     *   improving and strengthening the loan policy;
     *   taking actions to strengthen criticized assets; and
     *   adopting a written three-year strategic plan.

     The Company's management believes that CNB is in substantial compliance with the above agreement.


NOTE 20 - DIVIDENDS

     The primary source of funds available to the Company to pay shareholder dividends and other expenses is from its subsidiary banks. Bank regulatory authorities impose restrictions on the amounts of dividends that may be declared by banks. Further restrictions could result from a review by regulatory authorities of the subsidiary banks' capital adequacy. During the calendar years 2003 and 2002, dividends paid by the Company to its shareholders amounted to $0 and $192,901, respectively. On a per share basis, the above dividends amounted to $0 and $.10 for calendar years 2003 and 2002, respectively.

                         COMMUNITY NATIONAL BANCORPORATION
                                ASHBURN, GEORGIA
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2003 AND 2002


NOTE 21 - PARENT COMPANY FINANCIAL INFORMATION

     This information should be read in conjunction with the other notes to the consolidated financial statements.

                                                          December 31,
                                                   --------------------------
                                                       2003           2002
                                                   -----------    -----------
Assets:
------
  Cash                                             $   374,411    $   172,583
  Accounts receivable                                1,147,487        485,789
  Investment in subsidiaries                        18,192,132     22,028,930
  Investment in goodwill                             1,719,130      1,719,130
  Other assets                                          35,888        171,125
                                                   -----------    -----------
Total Assets                                       $21,469,048    $24,577,557
                                                   ===========    ===========

Liabilities and Shareholders' Equity:
------------------------------------

  Accounts payable                                 $   173,701    $   427,221
  Note payable                                       2,900,000      5,042,000
                                                   -----------    -----------

Total Liabilities                                  $ 3,073,701    $ 5,469,221
                                                   -----------    -----------

 Preferred stock                                   $   615,000    $    -  -
 Common stock                                       11,488,452     11,488,452
 Retained earnings                                   6,198,470      7,405,223
 Treasury stock                                        (26,970)       (26,970)
 Accumulated comprehensive income                      120,395        241,631
                                                   -----------    -----------
Total Shareholders' Equity                         $18,395,347    $19,108,336
                                                   -----------    -----------
Total Liabilities and Shareholders' Equity         $21,469,048    $24,577,557
                                                   ===========    ===========

                         COMMUNITY NATIONAL BANCORPORATION
                                ASHBURN, GEORGIA
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2003 AND 2002


                                                       2003           2002
                                                   -----------    -----------
Revenues:
--------
 Interest income                                   $    -  -       $       683
 Management fees                                        26,667          68,726
 Dividends from CNB                                     -  -           325,000
                                                   -----------     -----------
    Total revenues                                 $    26,667     $   394,409
                                                   -----------     -----------

Expenses:
--------
 Loss on sale of subsidiary                        $ 2,089,469     $    -  -
 Salaries and benefits                                 159,130         152,580
 Interest expense                                      307,169         228,573
 Professional fees                                     414,080         217,618
 Amortization of goodwill                               -  -            -  -
 Other expenses                                        112,697          73,113
                                                   -----------     -----------
    Total expenses                                 $ 3,082,545     $   671,884
                                                   -----------     -----------

(Loss) before taxes and equity
  in undistributed earnings of subsidiaries        $(3,055,878)    $  (277,475)

   Tax (benefit)                                    (1,040,587)       (600,018)
                                                   -----------     -----------

Income/(loss) before equity in undistributed
  earnings of subsidiaries                         $(2,015,291)    $   322,543

Equity in undistributed earnings of subsidiaries       808,538         183,022
                                                   -----------     -----------

Net income                                         $(1,206,753)    $   505,565
                                                   ===========     ===========

                         COMMUNITY NATIONAL BANCORPORATION
                                ASHBURN, GEORGIA
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2003 AND 2002


                                                     Year Ended December 31,
                                                   --------------------------
                                                       2003           2002
                                                   -----------    -----------
Cash flows from operating activities:
------------------------------------
 Net income/(loss)                                 $(1,206,753)    $   505,565
 Adjustments to reconcile net income
  to net cash provided by operating activities:
    Equity in undistributed
      earnings of subsidiaries                        (808,538)       (183,022)
    Amortization of goodwill                            -  -            -  -
    (Increase) in receivables and other assets        (526,461)        (64,004)
    (Decrease) in payables                            (253,520)       (230,281)
                                                   -----------     -----------
      Net cash used by operating activities        $(2,795,272)    $    28,258
                                                   -----------     -----------

Cash flows from investing activities:
------------------------------------
 Investment in subsidiaries                        $    -  -       $(2,050,000)
 Decrease in investments                                -  -            -  -
 Sale of subsidiary                                  4,524,100          -  -
                                                   -----------     -----------
     Net cash provided by financing activities     $ 4,524,100     $(2,050,000)
                                                   -----------     -----------

Cash flows from financing activities:
------------------------------------
 (Decrease) in borrowings                          $(2,142,000)    $ 2,050,000
 Exercise of warrants, options                          -  -           263,718
 Issuance of preferred stock                           615,000          -  -
 Payment of cash dividends                              -  -          (192,901)
 Purchase of treasury stock                             -  -            -  -
                                                   -----------     -----------
    Net cash used by financing activities          $(1,527,000)    $ 2,120,817
                                                   -----------     -----------


                         COMMUNITY NATIONAL BANCORPORATION
                                ASHBURN, GEORGIA
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2003 AND 2002


Net increase in cash and cash equivalents          $   201,828     $    99,075

Cash and cash equivalents, beginning of year           172,583          73,508
                                                   -----------     -----------

Cash and cash equivalents, end of year             $   374,411     $   172,583
                                                   ===========     ===========