Form 10QSB
period 2004-03-31
COMMUNITY NATIONAL BANCORPORATION
filed 2004-05-14
CIK 855386

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549
                ___________________________________________

                                 FORM 10-QSB

[X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                            EXCHANGE ACT OF 1934

                For the quarterly period ended March 31, 2004.

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from _____ to _____

                         Commission File No. 0-25437

                       COMMUNITY NATIONAL BANCORPORATION
               ------------------------------------------------
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

                                  (229) 567-9686
               ------------------------------------------------
               (Issuer's Telephone Number, Including Area Code)

                                  Not Applicable
               ------------------------------------------------
             (Former Name, Former Address and Former Fiscal Year,
                          if Changed Since Last Report)

      Check whether the issuer (1) filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                Yes  X            No
                                    ----             ----

      APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date.

      As of May 12, 2004, the issuer had outstanding 2,008,595 shares of Common Stock, no par value.

      Transitional Small Business Disclosure Format    Yes        No  X
                                                           ----      ----


                            PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
-----------------------------

                      COMMUNITY NATIONAL BANCORPORATION
                              ASHBURN, GEORGIA
                         CONSOLIDATED BALANCE SHEETS

                                  ASSETS
                                  ------
                                                      (Unaudited)    (Audited)
                                                       March 31,    December 31,
                                                         2004           2003
                                                         ----           ----
Cash and due from banks                             $  3,939,621   $  3,801,214
Interest bearing deposits in other banks               4,841,985      5,239,000
Federal funds sold                                    13,746,000     18,442,000
                                                     -----------    -----------
Total Cash and Cash Equivalents                       22,527,606     27,482,214
Securities:
Available for sale, at fair values                     9,794,037     11,826,275
Loans, net                                           130,113,481    132,367,198
Property and equipment, net                            3,542,782      3,602,421
Other real estate owned                                  753,062        576,351
Goodwill, net                                          1,719,130      1,719,130
Other assets                                           3,021,378      3,295,717
                                                     -----------    -----------
Total Assets                                        $171,471,476   $180,869,306
                                                     ===========    ===========

                    LIABILITIES AND SHAREHOLDERS' EQUITY
                    ------------------------------------
Liabilities:
Deposits
  Non-interest bearing deposits                     $ 13,902,377   $ 18,435,530
  Interest bearing deposits                          135,688,795    140,470,992
                                                     -----------    -----------
  Total deposits                                     149,591,172    158,906,522

Note payable                                           2,900,000      2,900,000
Other liabilities                                        643,058        667,437
                                                     -----------    -----------
  Total Liabilities                                 $153,134,230   $162,473,959
                                                     -----------    -----------

Commitments and contingencies

Shareholder's Equity:
Preferred stock, no par value,
  10,000,000 shares authorized,
  61,500 shares issued and outstanding              $    615,000   $    615,000
Common stock, no par value,
  50,000,000 shares authorized,
  2,008,595 shares issued and outstanding             11,488,452     11,488,452
Retained earnings                                      6,081,806      6,171,500
Unrealized gain on securities, net                       151,988        120,395
                                                     -----------    -----------
  Total Shareholders' Equity                        $ 18,337,246   $ 18,395,347
                                                     -----------    -----------
Total Liabilities and Shareholders' Equity          $171,471,476   $180,869,306
                                                     ===========    ===========


            Refer to notes to the consolidated financial statements.



                    COMMUNITY NATIONAL BANCORPORATION
                           ASHBURN, GEORGIA
               UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

                                                       For the quarter ended
                                                             March 31,
                                                    ---------------------------
                                                         2004           2003
                                                         ----           ----
Interest income                                     $  2,548,653   $  4,146,632
Interest expense                                         812,871      1,841,688
                                                     -----------    -----------
Net interest income                                    1,735,782      2,304,944

Provisions for possible loan losses                      590,000        350,000
                                                     -----------    -----------

Net interest income
 after provisions for possible loan losses             1,145,782      1,954,944
                                                     -----------    -----------

Other Income:
Service charges                                          248,684        304,899
Other fees                                                37,639         98,541
Loss on sale of other real estate owned                  (14,682)         - -
Gain (loss) on settlement
 of assets and securities                                 (4,359)         1,155
                                                     -----------    -----------
Total other income                                       267,282        404,595
                                                     -----------    -----------

Salaries and benefits                                    822,821      1,092,473
Advertising and business development                      17,758         44,247
Repairs and maintenance                                   48,186         62,718
Depreciation and amortization                             73,048        108,466
Legal and professional                                   122,780        133,484
Data processing                                           83,660        111,859
Regulatory fees and assessments                           46,309         68,096
Other operating expenses                                 331,059        408,841
                                                     -----------    -----------
Total other expenses                                   1,545,621      2,030,184
                                                     -----------    -----------

Net income (loss) before taxes                          (132,557)       329,355
Income tax benefit                                       (42,863)       109,582
                                                     -----------    -----------

Net income (loss)                                   $    (89,694)  $    219,773
                                                     ===========    ===========

Basic income per share                              $      (0.04)  $       0.11
                                                     ===========    ===========

Diluted income per share                            $      (0.04)  $       0.11
                                                     ===========    ===========


           Refer to notes to the consolidated financial statements.




                     COMMUNITY NATIONAL BANCORPORATION
                             ASHBURN, GEORGIA
              UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                       For the quarter ended
                                                             March 31,
                                                    ---------------------------
                                                         2004           2003
                                                         ----           ----
Cash flows from operating activities                $    807,145   $    954,033
                                                     -----------    -----------

Cash flows from investing activities:
  (Increase) in other real estate owned             $   (176,711)  $    240,081
  Securities, available-for-sale:
    Sale of securities                                     - -          500,469
    Purchase of securities                            (4,500,000)    (6,042,450)
    Maturity and paydowns                              6,580,000      5,200,000
  Decrease in loans, net                               1,663,717         (8,041)
  Purchase of property and equipment                     (13,409)     6,376,110
                                                     -----------    -----------
    Net cash provided by investing activities       $  3,553,597   $  6,266,169
                                                     -----------    -----------

Cash flows from financing activities:
  (Increase) in customers' deposits                 $ (9,315,350)  $ (5,577,630)
                                                     -----------    -----------
    Net cash used for financing activities          $ (9,315,350)  $ (5,577,630)
                                                     -----------    -----------

Net (decrease) in cash and cash equivalents         $ (4,954,608)  $  1,642,572
Cash and cash equivalents, beginning of period        27,482,214     25,262,350
                                                     -----------    -----------
Cash and cash equivalents, end of period            $ 22,527,606   $ 26,904,922
                                                     ===========    ===========


               Refer to notes to the consolidated financial statements.

                      COMMUNITY NATIONAL BANCORPORATION
                             ASHBURN, GEORGIA
     CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (UNAUDITED)
           FOR THE THREE-MONTH PERIODS ENDED MARCH 31, 2003 AND 2004


                                                         Accumulated
                                                            Other
                    Common Stock       Preferred           Compre-
                  ------------------    Stock    Retained  hensive
                  Shares    Zero Par   Zero Par  Earnings   Income    Total
                  ------    --------   --------  --------   ------    -----
Balance,
 December 31,
 2002            2,008,595 $11,488,452 $  - -   $7,378,253 $241,631 $19,108,336
                 ---------  ----------  -------  ---------  -------  ----------

Comprehensive Income:
---------------------
Net income,
 three-month
 period ended
 March 31, 2003     - -         - -       - -      219,773   - -        219,773

Net unrealized
 gain on
 securities,
 three-month
 period ended
 March 31, 2003     - -         - -       - -       - -      25,965      25,965
                 ---------  ----------  -------  ---------  -------  ----------

Total
 comprehensive
 income             - -         - -       - -      219,773   25,965     245,738
                 ---------  ----------  -------  ---------  -------  ----------

Balance,
 March 31,
 2003            2,008,595 $11,488,452 $  - -   $7,598,026 $267,596 $19,354,074
                 =========  ==========  =======  =========  =======  ==========

-------------------------------------

Balance,
 December 31,
 2003            2,008,595 $11,488,452 $615,000 $6,171,500 $120,395 $18,395,347
                 ---------  ----------  -------  ---------  -------  ----------

Comprehensive Income:
---------------------
Net (loss),
 three-month
 period ended
 March 31, 2004     - -         - -       - -      (89,694)  - -        (89,694)

Net unrealized
 gain on
 securities,
 three-month
 period ended
 March 31, 2004     - -         - -       - -       - -      31,593      31,593
                 ---------  ----------  -------  ---------  -------  ----------

Total
 comprehensive
 income             - -         - -       - -      (89,694)  31,593     (58,101)
                 ---------  ----------  -------  ---------  -------  ----------

Balance,
 March 31,
 2004            2,008,595 $11,488,452 $615,000 $6,081,806 $151,988 $18,337,246
                 =========  ==========  =======  =========  =======  ==========


           Refer to notes to the consolidated financial statements.



                         COMMUNITY NATIONAL BANCORPORATION
                                 ASHBURN, GEORGIA
                     NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
                                  MARCH 31, 2004


NOTE 1 - BASIS OF PRESENTATION

     The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. These statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in Form 10-KSB for the year ended December 31, 2003.

NOTE 2 - ORGANIZATION OF THE BUSINESS

     Community National Bancorporation, Ashburn, Georgia (the "Company") was organized in August 1989 to serve as a holding company for a proposed de novo bank, Community National Bank, Ashburn, Georgia ("CNB"). CNB was capitalized with approximately $3.4 million when it commenced operations in August 1990. During 1998, the Company issued and sold 400,000 shares of its common stock at $10.00 per share. The public offering yielded approximately $4 million, all of which was invested in 1999, in a de novo bank, Cumberland National Bank, St. Mary's, Georgia ("Cumberland"). In February 2000, the Company purchased Tarpon Financial Corporation, Tarpon Springs, Florida, a one-bank holding company with respect to First National Bank, Tarpon Springs, Florida ("Tarpon").. The acquisition was accounted for as a purchase as it resulted in approximately $1.9 million in goodwill. During Calendar year 2003, the Company sold Cumberland to an unrelated financial institution, leaving the Company with two subsidiary banks. CNB and Tarpon were chartered by and are currently regulated by the Office of the Comptroller of the Currency (the "OCC"). The subsidiary banks are primarily engaged in the business of obtaining deposits and providing commercial, consumer and real estate loans to the general public. Bank deposits are each insured up to $100,000 by the Federal Deposit Insurance Corporation (the "FDIC") subject to certain limitations imposed by the FDIC.

NOTE 3 - RECENT ACCOUNTING PRONOUNCEMENTS

      In January 2003, the Financial Accounting Standards Board ("FASB") issued Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulleting No. 51 (the Interpretation), FASB Interpretation No. 46 ("FIN 46"). The purpose of this interpretation is to provide guidance on how to identify a variable interest entity (VIE) and determine when the assets, liabilities, non-controlling interests, and results of operations of a VIE need to be included in a company's consolidated financial statements. A company that holds variable interest in an entity will need to consolidate that entity if the company's interest in the VIE is such that the company will absorb a majority of the VIE's expected losses and or receive a majority of the VIE's expected residual returns, if they occur. As of March 31, 2004, management believes that the Company does not have any VIE's which would be consolidated under the provisions of FIN 46.

      In December 2003, the FASB issued a revision of FIN 46. The Revised Interpretation codifies both the proposed modifications and other decisions previously issued through certain FASB Staff Positions (FSPs) and supersedes the original Interpretation to include: (1) deferring the effective date of the Interpretation's provisions for certain variable interests, (2) providing additional scope exceptions for certain other variable interests, (3) clarifying the impact of troubled debt restructurings on the requirement to reconsider (a) whether an entity is a VIE or (b) which party is the primary beneficiary of a VIE, and (4) revising Appendix B of the Interpretation to provide additional guidance on what constitutes a variable interest. The revised Interpretation is effective for financial statements of periods ending after March 15, 2004. Adoption of the revised FIN 46 did not have an adverse effect on the Company's financial position, results of operations, or liquidity.

      SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." In April 2003, the FASB issued SFAS No. 149, which amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," resulting in more consistent reporting of contracts as either derivatives or hybrid instruments. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, and should be applied prospectively. Adoption of SFAS No. 149 did not have a material impact on the Company's financial position, results of operations or liquidity.

      SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." In May 2003, the FASB issued SFAS No. 150, which establishes standards for how certain financial instruments with characteristics of both liabilities and equity should be measured and classified. Certain financial instruments with characteristics of both liabilities and equity will be required to be classified as a liability. This statement is effective for financial instruments entered into or modified after May 31, 2003, and July 1, 2003, for all other financial instruments issued by limited life subsidiaries that have been indefinitely deferred from the scope of the statements. Adoption of SFAS 150 did not have a material impact on the Company's financial position, results of operations or liquidity.

      Statement of Position 03-3 ("SOP 03-3"), "Accounting for Certain Loans or Debt Securities Acquired in a Transfer." In December 2003, the American Institute of Certified Public Accounts ("AICPA") issued SOP 03-3. SOP 03-3 requires loans acquired through a transfer, such as a business combination, where there are differences in expected cash flows and contractual cash flows due in part to credit quality be recognized at their fair value. The excess of contractual cash flows over expected cash flows is not to be recognized as an adjustment of yield, loss accrual, or valuation allowance. Valuation allowances cannot be created nor "carried over" in the initial accounting for loans acquired in a transfer on loans subject to SFAS 114, "Accounting by Creditors for Impairment of a Loan." This SOP is effective for loans acquired after December 31, 2004, with early adoption encouraged. The Company does not believe the adoption of SOP 03-3 will have a material impact on the Company's financial position, results of operations or liquidity.

      In December 2003, the FASB issued a revision of SFAS No. 132, Employer's Disclosure about Pensions and Other Postretirement Benefits. Most of the provisions of the revised statements are effective for fiscal years ending after December 15, 2003. The Statement requires more detailed disclosures about plan assets, investment strategies, benefit obligations, cash flows, and the assumptions used in accounting for the plans. Adoption of the revision to SFAS No. 132 did not have a material impact on the Company's financial position, results of operations or liquidity.

      On March 9, 2004, the SEC staff released Staff Accounting Bulletin ("SAB") No. 105, Loan Commitments Accounted for as Derivative Instruments. This SAB clarifies staff's view that the fair value of the recorded loan commitments should not consider the expected future cash flows related to the associated servicing of the future loan. The provisions of SAB 105 must be applied to loan commitments accounted for as derivatives that are entered into after March 31, 2004. The staff will not object to the application of existing accounting practices to loan commitments accounted for as derivatives that are entered into on or before March 31, 2004, with appropriate disclosures. On April 1, 2004, the Company adopted the provisions of SAB 105. The Company does not anticipate that the adoption of SAB 105 will have a material impact on the Company's financial position, results of operations or liquidity.


Item 2.  Management Discussion and Analysis of Financial Condition and Results
------------------------------------------------------------------------------
         of Operation.
         -------------

      The purpose of the disclosure in this section is to convey information relating to the financial condition and results of operations of the Company that may not be readily apparent from a review of the consolidated financial statements and the notes thereto appearing elsewhere in this report. The following discussion of the Company's financial condition and results of operations should be read in conjunction with the Company's consolidated financial statements, related notes and other financial information.

      Certain statements that the Company may make from time to time, including statements contained in this report or incorporated by reference into this report, constitute "forward-looking statements" within the meaning of the federal securities laws. Forward-looking statements include all statements other than statements of historical fact, and may sometimes be identified by words such as "estimate," "plan," "intend," "expect," "anticipate," "believe," "will" and similar expressions used in conjunction with, among other things, discussions of plans, objectives, future operations, financial performance or other events. Such forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties. Factors that could cause the actual results to differ materially from those expressed in any forward-looking statement made by, or on behalf of, the Company include the following, some of which are described in greater detail in this report: (i) the effect of changes in laws and regulations, including federal and state banking laws and regulations, with which the Company or its subsidiary banks must comply, and the associated costs of compliance with such laws and regulations either currently or in the future; (ii) the effect of changes in accounting policies and practices, as may be adopted by the regulatory agencies as well as by the Financial Accounting Standards Board, or of changes in the Company's organization, compensation and benefit plans; (iii) the effect on the Company's competitive position within its market area of the increasing consolidation within the banking and financial services industries, including the increased competition from larger regional and out-of-state banking organizations as well as non-bank providers of various financial services; (iv) a delay or failure to consummate the previously announced sale of the Company's subsidiary First National Bank, which sale is subject to various conditions, including a financing condition; (v) the inability of the Company's subsidiary banks to comply with the terms of their agreements with banking regulators; (vi) the effect of changes in interest rates; and (vii) the effect of changes in the business cycle and downturns in local, regional or national economies.

      The foregoing list of important factors is not exclusive. Readers are cautioned not to place undue reliance on any forward-looking statements. Community National Bancorporation does not undertake to update any forward-looking statement, whether written or oral, that it or its agents may make from time to time.


CRITICAL ACCOUNTING POLICIES

      The Company has adopted various accounting policies which govern the application of accounting principles generally accepted in the U.S. in the preparation of financial statements. The Company's significant accounting policies are described in Note 2 to the Company's consolidated financial statements included in its Form 10-KSB for the fiscal year ended December 31, 2003. Certain accounting policies require the Company to make significant assumptions and estimates, the use of which has a material impact on the carrying value of certain assets and liabilities, and could potentially result in materially different financial results under different assumptions and conditions. For further discussion of the accounting policies that management believes are the most critical upon which the Company's financial condition depends, and which involve the most complex or subjective decisions or assessments, see the discussion of critical accounting policies under "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's Form 10-KSB for the fiscal year ended December 31, 2003.


RESULTS OF OPERATIONS

      THREE MONTHS ENDED MARCH 31, 2004 COMPARED TO THREE MONTHS ENDED MARCH 31, 2003

      For the three-month period ended March 31, 2004, the Company had a net
(loss) of $90 thousand, or $(0.04) per share, both basic and diluted. For the three-month period ended March 31, 2003, the Company had net income of $220 thousand, or $0.11 per share, both basic and diluted. The decrease in net income was primarily attributable to a decrease of approximately $0.8 million in net interest income after provisions for possible loan losses and a decrease of $0.1 million in other income, partially offset by a decrease in non-interest expense of $0.5 million. For the three-month period ended March 31, 2004, each of the two bank subsidiaries had positive earnings, but the bank holding company, on an unconsolidated basis, had a net loss higher than the subsidiaries' aggregate net income, resulting in a consolidated net loss.

      As of March 31, 2004, the Company's allowance for loan losses amounted to $2.6 million, or 1.97% of gross loans, as compared to $2.7 million, or 1.98% of gross loans as of December 31, 2003. Management considers the allowance for loan losses to be adequate to absorb future losses. However, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses or that additional provisions to the allowance will not be required.

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

      Net interest income, before provision for possible loan losses, was $1.7 million for the three-month period ended March 31, 2004 as compared to $2.3 million for the corresponding period ended March 31, 2003. For the three-month period ended March 31, 2004, the Company's average earning assets were $162 million as compared to $232 million for the three-month period ended March 31, 2003. Earning assets include interest-bearing bank balances, federal funds sold, securities and net loans. Approximately $54.2 million of this decrease is attributable to the sale of Cumberland in September 2003, and approximately $16.3 million is a result of loan reductions, primarily at CNB, as the Company continues its efforts to reduce higher-risk loans and strengthen the quality of its loan portfolio.

      Due to the decrease in average earning assets and, to a lesser extent, lower yields, gross interest income declined from $4.1 million for the three months ended March 31, 2003 to $2.5 million for the three months ended March 31, 2004. Interest expense declined from $1.8 million for the three months ended March 31, 2003 to $0.8 million for the three months ended March 31, 2004, due to a decrease in interest-bearing liabilities as well as a decline in the cost of funds. Interest-bearing deposits averaged $214 million for the three-month period ended March 31, 2003 as compared to $141 million for the comparable period ended March 31, 2004.

      Average net interest yield is computed by subtracting interest expense from interest income and dividing the resulting figure by average earning assets for the periods in question. Net yield on average earning assets for the periods ended March 31, 2004 and March 31, 2003 was 4.30% and 3.97%, respectively. The increase in net interest yield is primarily attributable to the cost of funds declining more rapidly than the yield on earning assets during the three months ended March 31, 2004 as compared to the corresponding period ended March 31, 2003.

      PROVISION FOR LOAN LOSSES

      Provision for loan losses during the three-month period ended March 31, 2004 was $590,000, as compared to $350,000 for the three-month period ended March 31, 2003. The increase was primarily due to relatively high levels of loan charge-offs and management's conclusion that an increase in the Company's allowance for loan losses was appropriate following a close review and analysis of the Company's loan portfolio during the three-month period ended March 31, 2004.

      Management will continue to focus on reducing the Company's risk profile and increasing the quality of its assets rather than on growth. These efforts may involve increased provisions for loan losses.

      NON-INTEREST INCOME

      Non-interest income decreased from approximately $405,000 during the three-month period ended March 31, 2003 to $267,000 during the three-month period ended March 31, 2004. The primary cause of this decline was the decline in total deposits of $72.4 million and a corresponding decrease in transactional and other account fees. Of the decline in total deposits, $52.4 million is attributable to the sale of Cumberland. The remaining decline is primarily due to the Company's ongoing effort to contract the Company's size and lower its risk profile. As a percentage of average assets, non-interest income declined from 0.65% for the three-month period ended March 31, 2003 to 0.61% for the three-month period ended March 31, 2004.

      NON-INTEREST EXPENSE

      Non-interest expense declined from $2.0 million for the three-month period ended March 31, 2003 to $1.5 million as of March 31, 2004, primarily due to the sale of Cumberland and the continuing contraction in the Company's size. As a percentage of average assets, non-interest expense increased from 3.25% during the three-month period ended March 31, 2003 to 3.51% during the three-month period ended March 31, 2004, as professional fees and data processing charges did not decline proportionally to the decline in total assets.


LIQUIDITY

      Liquidity represents the ability to provide steady sources of funds for loan commitments and investment activities, as well as to maintain sufficient funds to cover deposit withdrawals and payment of debt and operating obligations. Below are the pertinent liquidity balances and ratios as of March 31, 2004 and December 31, 2003:

                                             March 31,    December 31,
                                               2004           2003
                                               ----           ----
                                              (Dollars in thousands)
      Cash and cash equivalents              $22,527         $27,482
      CDs, over $100,000
         to total deposits ratio               15.2%           14.4%
      Loan to deposit ratio                    87.0%           83.3%
      Securities to total assets ratio          5.7%            6.5%
      Brokered deposits                         --              --

      Cash and cash equivalents are the Company's primary source of liquidity, and securities available for sale represent a secondary source of liquidity. The Company's management monitors appropriate levels and maturities of earning assets and interest-bearing liabilities to ensure that adequate funds are available to meet customer withdrawals and loan demand. The Company is not aware of any trends or other uncertainties that are reasonably likely to have a material adverse effect on the Company's liquidity.

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

      In July 2003, the Company repaid the outstanding balance on the line of credit with the proceeds of a new $5.1 million loan from the son of Jimmie Ann Ward, a director of the Company (the "Ward Loan"). The Company used approximately $2.2 million of the proceeds from the sale of Cumberland, in September 2003, to reduce the outstanding principal amount due under the Ward Loan to approximately $2.9 million. As of March 31, 2004 and December 31, 2003, the Company was in violation of the following covenants of the Ward Loan:

      * The Company was unable to maintain a quarterly and annual return on average assets of .75% and .60%, respectively, and
      * CNB was unable to maintain the ratio of net charge-offs to average loans at or below .75%.

      The lender has agreed to forbear from enforcing any remedies for defaults under the Ward Loan until July 7, 2004, so long as the financial condition of the Company and each of CNB and Tarpon is not worse than their respective financial conditions as of July 7, 2003.

      In October 2003, the Company entered into an agreement to sell Tarpon to Gulf Atlantic Financial Group, Inc. for approximately $6 million. The sale of Tarpon is subject to various conditions, including a financing condition, which Gulf Atlantic has not yet satisfied. In January 2004, the Tarpon sale agreement was amended to change the date by which Gulf Atlantic must satisfy or waive its financing condition from January 31, 2004 to June 30, 2004. Either party may terminate the sale agreement if the sale of Tarpon has not been completed by June 30, 2004. The Company intends to use a portion of the proceeds from the sale of Tarpon to repay the balance of the Ward Loan, and to redeem the Series A Preferred Stock, including all accrued and unpaid dividends. In the event that the sale of Tarpon is delayed or is not consummated, the Company believes that it will be able to either satisfy the default provisions of the Ward Loan once the forbearance agreement expires in July 2004, renegotiate the Ward Loan, or obtain a replacement line of credit from a third party lender on reasonable terms.


CAPITAL ADEQUACY

      The Company opened for business in 1990 with $3.4 million in its capital accounts. By March 31, 2004, the capital accounts had increased to $18.3 million through the sale of additional common stock and through retained earnings. As evidenced by the table below, the two remaining subsidiary banks comply with the minimum capital guidelines for "well capitalized" banks. Below are the capital ratios of CNB and Tarpon, as well as the minimum capital guidelines for "well capitalized" banks.

                                                            Minimum
                                                           Regulatory
                                      March 31, 2004       Requirement
                                      --------------       -----------
   CNB
   ---
     Tier 1 Capital Ratio                  13.2%               4.0%
     Total Risk-Based Capital Ratio        14.4%               8.0%
     Leverage Ratio                        10.2%               4.0%

   Company--Consolidated
   ---------------------
     Tier 1 Capital Ratio                  13.5%               4.0%
     Total Risk-Based Capital Ratio        14.7%               8.0%
     Leverage Ratio                        10.4%               4.0%

      Each of the subsidiary banks is subject to a formal or informal agreement with the OCC imposing higher minimum capital ratios on each of the subsidiary banks, including a risk-based Tier 1 capital ratio of at least 10%, and a total risk-based capital ratio of at least 12%.

      During the three-month period ended March 31, 2004, total assets decreased by $9.4 million, to $171.5 million. This decline in assets was effected by management in order to achieve higher capital ratios and higher quality of assets. During the three-month period ended March 31, 2004, cash and cash equivalents decreased by $5.0 million, to $22.5 million; securities decreased by $2.0 million, to $9.8 million; loans decreased by $2.3 million to $130.1 million; property and equipment decreased by $.1 million, to $3.5 million; and other assets, including goodwill, remained constant at $3.8 million. To accommodate the decline in assets, deposits declined by $9.3 million to $149.6 million and the capital accounts decreased by $0.1 million to $18.3 million.


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

      As of March 31, 2004, the Company had outstanding unused loan commitments of approximately $11.3 million, and standby letters of credit of approximately $39 thousand were outstanding. Various assets collateralize the majority of these commitments. The Company does not anticipate that it will suffer any material losses as a result of these transactions.

ITEM 3.  CONTROLS AND PROCEDURES
--------------------------------

      As of the end of the period covered by this report, the company carried out an evaluation, under the supervision and with the participation of the company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the company's disclosure controls and procedures pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the company's disclosure controls and the procedures are effective. There were no changes in the company's internal control over financial reporting or in other factors identified in connection with this evaluation that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the company's internal control over financial reporting.



                          PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.
------------------------------------------

     (a)  EXHIBITS:

          3.1 - Bylaws of Registrant, as amended and restated May 11, 2004

          31.1 - Certification of Chief Executive Officer pursuant to 18 U.S.C.
          Section 1350

          31.2 - Certification of Chief Financial Officer pursuant to 18 U.S.C.
          Section 1350

          32.1 - Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

     (b)  REPORTS ON FORM 8-K

          The registrant filed no reports on Form 8-K during the quarter ended March 31, 2004.



                                    SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                COMMUNITY NATIONAL BANCORPORATION
                                 (Registrant)

                                By: /s/Theron G. Reed
                                    -----------------------------
                                    Theron G. Reed
                                    President and Chief Executive Officer
                                    (Principal Executive Officer)

                                    /s/W. Paul Gephart
                                    -----------------------------
                                    W. Paul Gephart
                                    Chief Financial Officer
                                    (Principal Financial and Accounting Officer)

Date: May 14, 2004