Form 10QSB
period 2004-06-30
COMMUNITY NATIONAL BANCORPORATION
filed 2004-08-16
CIK 855386

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549
                ___________________________________________

                                 FORM 10-QSB

[X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                            EXCHANGE ACT OF 1934

                For the quarterly period ended June 30, 2004.

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

      As of August 1, 2004, the issuer had outstanding 2,008,595 shares of Common Stock, no par value.

      Transitional Small Business Disclosure Format    Yes        No  X
                                                           ----      ----



                            PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
-----------------------------

                      COMMUNITY NATIONAL BANCORPORATION
                              ASHBURN, GEORGIA
                         CONSOLIDATED BALANCE SHEETS

                                  ASSETS
                                  ------
                                                      (Unaudited)    (Audited)
                                                        June 30,    December 31,
                                                         2004           2003
                                                         ----           ----
Cash and due from banks                             $  3,061,956   $  3,801,214
Interest bearing deposits in other banks               6,938,970      5,239,000
Federal funds sold                                     3,024,000     18,442,000
                                                     -----------    -----------
Total Cash and Cash Equivalents                       13,024,926     27,482,214
Securities:
Available for sale, at fair values                    11,731,415     11,826,275
Loans, net                                           130,550,915    132,367,198
Property and equipment, net                            3,468,112      3,602,421
Other real estate owned                                  589,051        576,351
Goodwill, net                                          1,719,130      1,719,130
Other assets                                           3,704,075      3,295,717
                                                     -----------    -----------
Total Assets                                        $164,787,624   $180,869,306
                                                     ===========    ===========

                    LIABILITIES AND SHAREHOLDERS' EQUITY
                    ------------------------------------
Liabilities:
Deposits
  Non-interest bearing deposits                     $ 12,301,121   $ 18,435,530
  Interest bearing deposits                          131,823,293    140,470,992
                                                     -----------    -----------
  Total deposits                                     144,124,414    158,906,522

Note payable                                           2,900,000      2,900,000
Other liabilities                                        746,489        667,437
                                                     -----------    -----------
  Total Liabilities                                 $147,770,903   $162,473,959
                                                     -----------    -----------

Commitments and contingencies

Shareholder's Equity:
Preferred stock, no par value,
  10,000,000 shares authorized,
  61,500 shares issued and outstanding              $    615,000   $    615,000
Common stock, no par value,
  50,000,000 shares authorized,
  2,008,595 shares issued and outstanding             11,488,452     11,488,452
Retained earnings                                      5,035,905      6,171,500
Unrealized (loss) on securities, net                    (122,636)       120,395
                                                     -----------    -----------
  Total Shareholders' Equity                        $ 17,016,721   $ 18,395,347
                                                     -----------    -----------
Total Liabilities and Shareholders' Equity          $164,787,624   $180,869,306
                                                     ===========    ===========


            Refer to notes to the consolidated financial statements.



                    COMMUNITY NATIONAL BANCORPORATION
                           ASHBURN, GEORGIA
               UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

                                                     For the six months ended
                                                             June 30,
                                                    ---------------------------
                                                         2004           2003
                                                         ----           ----
Interest income                                     $  5,078,550   $  8,105,582
Interest expense                                       1,584,568      3,531,235
                                                     -----------    -----------
Net interest income                                    3,493,982      4,574,347

Provisions for possible loan losses                    2,568,000        652,000
                                                     -----------    -----------

Net interest income
 after provisions for possible loan losses               925,982      3,922,347
                                                     -----------    -----------

Other Income:
Service charges                                          520,789        615,804
Other fees                                               124,481        184,738
Loss on sale of other real estate owned                  (52,583)        -  -
Gain (loss) on sale of assets and securities              (4,698)         1,155
                                                     -----------    -----------
Total other income                                       587,989        801,697
                                                     -----------    -----------

Salaries and benefits                                  1,617,299      2,190,748
Advertising and business development                      39,707         89,828
Repairs and maintenance                                   94,814        119,075
Depreciation and amortization                            146,096        214,849
Legal and professional                                   335,664        583,975
Data processing                                          162,093        210,525
Regulatory fees and assessments                           91,499        135,717
Other operating expenses                                 666,249        854,869
                                                     -----------    -----------
Total other expenses                                   3,153,421      4,399,586
                                                     -----------    -----------

Net income (loss) before taxes                        (1,639,450)       324,458
Income tax (benefit)                                    (503,855)       107,947
                                                     -----------    -----------

Net income (loss)                                   $ (1,135,595)  $    216,511
                                                     ===========    ===========

Basic income (loss) per share                       $      (0.57)  $       0.11
                                                     ===========    ===========

Diluted income (loss) per share                     $      (0.57)  $       0.11
                                                     ===========    ===========


           Refer to notes to the consolidated financial statements.




                    COMMUNITY NATIONAL BANCORPORATION
                           ASHBURN, GEORGIA
               UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

                                                     For the three months ended
                                                             June 30,
                                                    ---------------------------
                                                         2004           2003
                                                         ----           ----
Interest income                                     $  2,529,897   $  3,958,950
Interest expense                                         771,697      1,689,547
                                                     -----------    -----------
Net interest income                                    1,758,200      2,269,403

Provisions for possible loan losses                    1,978,000        302,000
                                                     -----------    -----------

Net interest income
 after provisions for possible loan losses              (219,800)     1,967,403
                                                     -----------    -----------

Other Income:
Service charges                                          272,105        310,905
Other fees                                                86,842         86,197
Loss on sale of other real estate owned                  (37,901)        -  -
Gain (loss) on sale of assets and securities                (339)        -  -
                                                     -----------    -----------
Total other income                                       320,707        397,102
                                                     -----------    -----------

Salaries and benefits                                    794,478      1,098,275
Advertising and business development                      21,949         45,581
Repairs and maintenance                                   46,628         56,357
Depreciation and amortization                             73,048        106,383
Legal and professional                                   212,884        450,491
Data processing                                           78,433         98,666
Regulatory fees and assessments                           45,190         67,621
Other operating expenses                                 335,190        446,028
                                                     -----------    -----------
Total other expenses                                   1,607,800      2,369,402
                                                     -----------    -----------

Net income (loss) before taxes                        (1,506,893)        (4,897)
Income tax (benefit)                                    (460,992)        (1,635)
                                                     -----------    -----------

Net income (loss)                                   $ (1,045,901)  $     (3,262)
                                                     ===========    ===========

Basic income (loss) per share                       $      (0.52)  $      (0.00)
                                                     ===========    ===========

Diluted income (loss) per share                     $      (0.52)  $      (0.00)
                                                     ===========    ===========


           Refer to notes to the consolidated financial statements.




                     COMMUNITY NATIONAL BANCORPORATION
                             ASHBURN, GEORGIA
              UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                       For the quarter ended
                                                             June 30,
                                                    ---------------------------
                                                         2004           2003
                                                         ----           ----
Cash flows from operating activities                $  1,271,124   $  2,131,430
                                                     -----------    -----------

Cash flows from investing activities:
  (Increase) in other real estate owned             $    (12,700)  $    (31,335)
  Securities, available-for-sale:
    Sale of securities                                     - -          500,469
    Purchase of securities                            (7,500,000)    (7,042,450)
    Maturity and paydowns                              7,329,900      7,605,942
  (Increase) in loans, net                              (751,717)     3,746,708
  Purchase of property and equipment                     (11,787)       (16,585)
                                                     -----------    -----------
    Net cash provided by investing activities       $   (946,304)  $  4,762,749
                                                     -----------    -----------

Cash flows from financing activities:
  (Decrease) in customers' deposits                 $(14,782,108)  $(16,260,429)
  Increase in borrowings and FHLB funding                 -  -        7,495,800
  Issuance of preferred stock                             -  -          615,000
                                                     -----------    -----------
    Net cash used for financing activities          $(14,782,108)  $ (8,149,629)
                                                     -----------    -----------

Net (decrease) in cash and cash equivalents         $(14,457,288)  $ (1,255,450)
Cash and cash equivalents, beginning of period        27,482,214     25,262,350
                                                     -----------    -----------
Cash and cash equivalents, end of period            $ 13,024,926   $ 24,006,900
                                                     ===========    ===========


               Refer to notes to the consolidated financial statements.

                      COMMUNITY NATIONAL BANCORPORATION
                             ASHBURN, GEORGIA
     CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (UNAUDITED)
             FOR THE SIX-MONTH PERIODS ENDED JUNE 30, 2003 AND 2004


                                                          Accumulated
                                                             Other
                    Common Stock      Preferred             Compre-
                  ------------------    Stock    Retained   hensive
                 Shares    Zero Par   Zero Par  Earnings    Income    Total
                 ------    --------   --------  --------    ------    -----
Balance,
 December 31,
 2002           2,008,595 $11,488,452 $  - -   $7,378,253 $ 241,631 $19,108,336
                ---------  ----------  -------  ---------  --------  ----------

Issuance of 61,500
 shares of zero par
 preferred stock   - -         - -     615,000     - -       - -        615,000

Comprehensive Income:
---------------------
Net income,
 six-month
 period ended
 June 30, 2003     - -         - -       - -      216,511    - -        216,511

Net unrealized
 gain on
 securities,
 six-month
 period ended
 June 30, 2003     - -         - -       - -       - -       24,187      24,187
                ---------  ----------  -------  ---------  --------  ----------

Total
 comprehensive
 income            - -         - -       - -      216,511    24,187     240,698
                ---------  ----------  -------  ---------  --------  ----------

Balance,
 June 30,
 2003           2,008,595 $11,488,452 $615,000 $7,594,764 $ 265,818 $19,964,034
                =========  ==========  =======  =========  ========  ==========

-------------------------------------

Balance,
 December 31,
 2003           2,008,595 $11,488,452 $615,000 $6,171,500 $ 120,395 $18,395,347
                ---------  ----------  -------  ---------  --------  ----------

Comprehensive Income:
---------------------
Net (loss),
 six-month
 period ended
 June 30, 2004     - -         - -       - -   (1,135,595)   - -     (1,135,595)

Net unrealized
 (loss) on
 securities,
 six-month
 period ended
 June 30, 2004     - -         - -       - -       - -     (243,031)   (243,031)
                ---------  ----------  -------  ---------   -------  ----------

Total
 comprehensive
 income (loss)     - -         - -       - -   (1,135,595) (243,031) (1,378,626)
                ---------  ----------  -------  ---------   -------  ----------

Balance,
 June 30,
 2004           2,008,595 $11,488,452 $615,000 $5,035,905 $(122,636) $17,016,721
                =========  ==========  =======  =========  ========   ==========


           Refer to notes to the consolidated financial statements.



                         COMMUNITY NATIONAL BANCORPORATION
                                 ASHBURN, GEORGIA
                     NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
                                  JUNE 30, 2004


NOTE 1 - BASIS OF PRESENTATION

     The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six-month periods ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. These statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in Form 10-KSB for the year ended December 31, 2003.

NOTE 2 - ORGANIZATION OF THE BUSINESS

     Community National Bancorporation, Ashburn, Georgia (the "Company") was organized in August 1989 to serve as a holding company for a proposed de novo bank, Community National Bank, Ashburn, Georgia ("CNB"). CNB was capitalized with approximately $3.4 million when it commenced operations in August 1990. During 1998, the Company issued and sold 400,000 shares of its common stock at $10.00 per share. The public offering yielded approximately $4 million, all of which was invested in 1999, in a de novo bank, Cumberland National Bank, St. Marys, Georgia ("Cumberland"). In February 2000, the Company purchased Tarpon Financial Corporation, Tarpon Springs, Florida, a one-bank holding company with respect to First National Bank, Tarpon Springs, Florida ("Tarpon"). The acquisition was accounted for as a purchase as it resulted in approximately $1.9 million in goodwill. During Calendar year 2003, the Company sold Cumberland to an unrelated financial institution, leaving the Company with two subsidiary banks. CNB and Tarpon were chartered by and are currently regulated by the Office of the Comptroller of the Currency (the "OCC"). The subsidiary banks are primarily engaged in the business of obtaining deposits and providing commercial, consumer and real estate loans to the general public. Bank deposits are each insured up to $100,000 by the Federal Deposit Insurance Corporation (the "FDIC") subject to certain limitations imposed by the FDIC.

NOTE 3 - RECENT ACCOUNTING PRONOUNCEMENTS

      In January 2003, the Financial Accounting Standards Board ("FASB") issued Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulleting No. 51 (the Interpretation), FASB Interpretation No. 46 ("FIN 46"). The purpose of this interpretation is to provide guidance on how to identify a variable interest entity (VIE) and determine when the assets, liabilities, non-controlling interests, and results of operations of a VIE need to be included in a company's consolidated financial statements. A company that holds variable interest in an entity will need to consolidate that entity if the company's interest in the VIE is such that the company will absorb a majority of the VIE's expected losses and or receive a majority of the VIE's expected residual returns, if they occur. As of June 30, 2004, management believes that the Company does not have any VIE's which would be consolidated under the provisions of FIN 46.

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


RESULTS OF OPERATIONS

      THREE- AND SIX-MONTH PERIODS ENDED JUNE 30, 2004 COMPARED TO THREE- AND SIX-MONTH PERIODS ENDED JUNE 30, 2003

      For the three-month periods ended June 30, 2004 and June 30, 2003, respectively the Company had a net loss of $1.05 million, or $.52 per share, and $3 thousand, or $.00 per share, respectively. For the six-month period ended June 30, 2004, the Company had a net loss of $1.14 million, or $.57 per share, as compared to net income of $0.22 million, or $0.11 per share, for the six month period ended June 30, 2003. The decrease in net income is attributable primarily to the following factors, which are discussed in greater detail below:

      * Net interest income, prior to provision for loan losses, was $1.76 million for the three-month period ended June 30, 2004, as compared to $2.27 million for the three-month period ended June 30, 2003. For the six-month periods ended June 30, 2004 and June 30, 2003, net interest income, prior to provision for loan losses, was $3.49 million and $4.57 million, respectively. The declines in net interest income is attributable largely to the decline in average earning assets, from $229.6 million at June 30, 2003 to $155.4 million at June 30, 2004.
         Of the $74.2 million decline in average earning assets from June 30, 2003 to June 30, 2004, $48.5 million is due to the sale of Cumberland in September 2003.
      * The provision for loan losses for the three- and six- month periods ended June 30, 2004 was $1.98 million and $2.57 million, respectively. For the three- and six- month periods ended June 30, 2003, provision for loan losses was $0.30 million and $0.65 million, respectively.
         The significantly larger provision for loan losses in 2004 was primarily due to loan charge-offs of $1.90 million during the three months ended June 30, 2004. Management determined that the charge-offs were appropriate in connection with its ongoing review and analysis of the Company's loan portfolio and its continued efforts to reduce high-risk loans and lower the Company's risk profile.
      * The above factors were partially offset by a decrease in non-interest expense from $2.37 million and $4.40 million for the three- and six-month periods ended June 30, 2003, respectively, to $1.61 million and $3.15 million for the three- and six-month periods ended June 30, 2004, respectively. This decline is primarily attributable to the decreased size of the Company due to the sale of Cumberland in September 2003 and the planned contraction of the Company.

      As of June 30, 2004, the Company's allowance for loan losses amounted to $2.35 million, or 1.94% of gross loans, as compared to $2.7 million, or 1.98% of gross loans as of December 31, 2003. Management considers the allowance for loan losses to be adequate to absorb future losses. However, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses or that additional provisions to the allowance will not be required.

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

      Net interest income, before provision for possible loan losses, was $1.76 million for the three-month period ended June 30, 2004 as compared to $2.27 million for the corresponding period ended June 30, 2003. For the six-month period ended June 30, 2004, net interest income before provision for loan losses was $3.49 million as compared to $4.57 million for the six-month period ended June 30, 2003. For the six-month period ended June 30, 2004, the Company's average earning assets were $160 million, as compared to $232 million for the six-month period ended June 30, 2003. Earning assets include interest-bearing bank balances, federal funds sold, securities and net loans. Approximately $48.5 million of this decrease is attributable to the sale of Cumberland in September 2003, and approximately $18.5 million is a result of loan reductions, primarily at CNB, as the Company continues its efforts to reduce higher-risk loans and strengthen the quality of its loan portfolio.

      Due to the decrease in average earning assets and, to a lesser extent, lower yields, gross interest income declined from $3.96 million and $8.11 million for the three months and six months ended June 30, 2003, respectively, to $2.53 million and $5.08 million for the three months and six months ended June 30, 2004 respectively. Interest expense declined from $1.69 million for the three months ended June 30, 2003 to $0.77 million for the three months ended June 30, 2004. Interest expense declined from $3.53 for the six months ended June 30, 2003 to $1.58 million for the six months ended June 30, 2004. The decrease in interest expense was primarily due to a decrease in interest-bearing liabilities as well as a decline in the cost of funds. Interest-bearing deposits averaged $204.3 million for the six-month period ended June 30, 2003 as compared to $133.7 million for the comparable period ended June 30, 2004.

      Net yield on earning assets is computed by subtracting interest expense from interest income and dividing the resulting figure by average earning assets for the periods in question. Net yield on average earning assets for the six-month periods ended June 30, 2004 and June 30, 2003 was 4.36% and 3.95%, respectively. The increase in net interest yield is primarily attributable to the cost of funds declining more rapidly than the yield on average earning assets during the six months ended June 30, 2004 as compared to the corresponding period ended June 30, 2003.

      PROVISION FOR LOAN LOSSES

      Provision for loan losses during the three-month period ended June 30, 2004 was $1.98 million, as compared to $0.3 million for the three-month period ended June 30, 2003. For the six-month periods ended June 30, 2004 and June 30, 2003, provision for loan losses was $2.57 million and $0.65 million, respectively. The substantial increase in provision for loan losses during 2004 was primarily due to relatively high levels of loan charge-offs and management's conclusion that an increase in the Company's allowance for loan losses was appropriate following a close review and analysis of the Company's loan
portfolio during the three-month period ended June 30, 2004.   During the three
months ended June 30, 2004, the Company charged off loans totaling $1.90 million. Management determined that the charge-offs were appropriate in connection with its ongoing review and analysis of the Company's loan portfolio and its continued efforts to reduce high-risk loans and lower the Company's risk profile. Primarily as a result of the loan charge-offs, during the six months ended June 30, 2004 total impaired loans decreased by $1.5 million, from $10.1 million at December 31, 2003 to $8.6 million at June 30, 2004.

      NON-INTEREST INCOME

      Non-interest income decreased from approximately $0.40 million during the three-month period ended June 30, 2003 to $0.32 million during the three-month period ended June 30, 2004. The primary cause of this decline was the decline in total deposits of $67.1 million from June 30, 2003 to June 30, 2004, as described above, and a corresponding decrease in transactional and other account fees. Of the decline in total deposits, $46.1 million is attributable to the sale of Cumberland. The remaining decline is primarily due to the Company's ongoing effort to contract the Company's size and lower its risk profile. As a percentage of average assets, non-interest income increased slightly from 0.64% for the six-month period ended March 31, 2003 to 0.65% for the six-month period ended March 31, 2004.

      NON-INTEREST EXPENSE

      Non-interest expense declined from $2.37 million for the three-month period ended June 30, 2003 to $1.61 million for the six-month period ended June 30, 2004. Non-interest expense declined from $4.40 million for the six-month period ended June 30, 2003 to $3.15 million for the six-month period ended June 30, 2004. The decrease in non-interest expense was primarily due to the sale of Cumberland and the continuing contraction in the Company's size. As a percentage of average assets, non-interest expense increased from 3.53% during the six-month period ended June 30, 2003 to 3.65% during the six-month period ended June 30, 2004, as salaries, benefits and other miscellaneous expenses did not decline proportionally to the decline in total assets.


LIQUIDITY

      Liquidity represents the ability to provide steady sources of funds for loan commitments and investment activities, as well as to maintain sufficient funds to cover deposit withdrawals and payment of debt and operating obligations. The Company believes it has adequate liquidity to satisfy its capital requirements for at least the next 12 months, and is not aware of any trends or other uncertainties that are reasonably likely to have a material adverse effect on the Company's liquidity. Below are the pertinent liquidity balances and ratios as of June 30, 2004 and December 31, 2003:


                                              June 30,    December 31,
                                               2004           2003
                                               ----           ----
                                              (Dollars in thousands)
      Cash and cash equivalents              $13,025         $27,482
      CDs, over $100,000
         to total deposits ratio               16.5%           14.4%
      Loan to deposit ratio                    90.6%           83.3%
      Securities to total assets ratio          7.1%            6.5%
      Brokered deposits                         --              --

      Cash and cash equivalents are the Company's primary source of liquidity, and securities available for sale represent a secondary source of liquidity. The Company's management monitors appropriate levels and maturities of earning assets and interest-bearing liabilities to ensure that adequate funds are available to meet customer withdrawals and loan demand. The increase in the Company's loan to deposit ratio during the six months ended June 30, 2004 was primarily a result of the reduction in deposits as management continues its efforts to strategically contract the size of the bank.

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

      In July 2003, the Company repaid the outstanding balance on the line of credit with the proceeds of a new $5.1 million loan from the son of Jimmie Ann Ward, a director of the Company (the "Ward Loan"). The Company used approximately $2.2 million of the proceeds from the sale of Cumberland, in September 2003, to reduce the outstanding principal amount due under the Ward Loan to approximately $2.9 million. In July 2004, the Company repaid the balance of the Ward Loan with the proceeds of a new $2.9 million loan from Rivoli Bank, an unrelated financial institution (the "Rivoli Loan"). Under the terms of the Rivoli Loan, the Company is obligated to make monthly interest payments with the principal balance due 18 months from the origination date of the loan.

      In October 2003, the Company entered into an agreement to sell Tarpon to Gulf Atlantic Financial Group, Inc. for approximately $6 million. In January 2004, the Tarpon sale agreement was amended to change the date by which Gulf Atlantic must satisfy or waive its financing condition from January 31, 2004 to June 30, 2004. In June 2004, the Tarpon sale agreement was amended a second time to change the date by which either party may terminate the agreement if it has not closed to the earlier of (i) September 15, 2004 and (ii) within five business days of Gulf Atlantic's receipt of all necessary governmental approvals and the expiration of all waiting periods. As part of the Second Amendment, Gulf Atlantic waived its financing condition so that Gulf Atlantic's obligation to consummate the purchase of Tarpon is no longer conditioned on its obtaining financing.

      The Company intends to use a portion of the proceeds from the sale of Tarpon to repay the balance of the Rivoli Loan and to redeem the Series A Preferred Stock, including all accrued and unpaid dividends.


CAPITAL ADEQUACY

      The Company opened for business in 1990 with $3.4 million in its capital accounts. By June 30, 2004, the Company's shareholders' equity had increased to $17.0 million through the sale of additional common stock and through retained earnings. However, the Company's shareholders' equity decreased by $1.4 million during the six-month period ended June 30, 2004 due to the Company's loss of $1.1 million during the period, with the remainder due to a decrease in the market value of the securities held by the Company. As evidenced by the table below, the Company's two remaining subsidiary banks comply with the minimum capital guidelines for "well capitalized" banks. Below are the capital ratios of CNB and the Company on a consolidated basis, as well as the minimum capital guidelines for "well capitalized" banks.

                                                            Minimum
                                                           Regulatory
                                       June 30, 2004       Requirement
                                       -------------       -----------
   CNB
   ---
     Tier 1 Capital Ratio                  12.1%               8.0%
     Total Risk-Based Capital Ratio        13.4%              10.0%
     Leverage Ratio                        10.0%               4.0%

   Company--Consolidated
   ---------------------
     Tier 1 Capital Ratio                  12.1%               8.0%
     Total Risk-Based Capital Ratio        13.4%              10.0%
     Leverage Ratio                         9.5%               4.0%

      Each of the subsidiary banks is subject to a formal or informal agreement with the OCC imposing higher minimum capital ratios on each of the subsidiary banks, including a risk-based Tier 1 capital ratio of at least 10%, and a total risk-based capital ratio of at least 12%.

      During the six-month period ended June 30, 2004, total assets decreased by $16.1 million, to $164.8 million. This decline in assets was effected as part of management's efforts to strategically contract the Company in order to increase its asset quality. During the six-month period ended June 30, 2004, cash and cash equivalents decreased by $14.5 million, to $13.0 million. This decrease was due primarily to a decrease in high-rate deposits in connection with the Company's planned contraction. During the six months ended June 30, 2004, securities decreased by $0.1 million, to $11.7 million; loans decreased by $1.8 million, to $130.6 million; property and equipment decreased by $.1 million, to $3.5 million; and other assets, including goodwill, increased by $0.4 million, to $6.0 million. To accommodate the decline in assets, deposits declined by $14.7 million to $144.1 million and shareholders' equity decreased by $1.4 million to $17.0 million.


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

      As of June 30, 2004, the Company had outstanding unused loan commitments of approximately $7.8 million, and standby letters of credit of approximately $79 thousand were outstanding. Various assets collateralize the majority of these commitments. The Company does not anticipate that it will suffer any material losses as a result of these transactions.



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



ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

      The Company held its Annual Meeting of Shareholders on May 26, 2004. The following is a summary of the matters voted on at that meeting:

      The shareholders voted on the election of four Class II directors, all incumbent directors of the Company, to serve for a three-year term or until their successors are duly elected and qualified. Each of these directors was elected by the affirmative vote of a plurality of the votes cast at the Annual Meeting. The number of shares cast for and the number of shares withheld, with respect to each of these persons, were as follows:

                   Name                 Votes For      Votes Withheld
                   ----                 ---------      --------------
             Lloyd Greer Ewing          1,377,881          3,960
             Grady Elmer Moore          1,377,781          4,060
             Sara Ruth Raines           1,377,881          3,960
             Joe Sheppard               1,377,081          4,760



                          PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.
------------------------------------------

     (a)  EXHIBITS:

          10.1 - Second Amendment to Stock Purchase and Sale Agreement between Community National Bancorporation and Gulf Atlantic Financial Group, Inc. dated June 29, 2004 (filed as an exhibit to the Company's Form 8-K filed on July 2, 2004 and incorporated by reference herein).

          10.2 - Loan Agreement dated July 7, 2004 between Community National Bancorporation and Rivoli Bank & Trust.

          10.3 - Securities Pledge Agreement dated July 7, 2004, between Community National Bancorporation and Rivoli Bank & Trust.

          10.4 - Promissory Note dated July 7, 2004 from Community National Bancorporation to Rivoli Bank & Trust.

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

          The registrant filed no reports on Form 8-K during the quarter ended June 30, 2004.



                                    SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                COMMUNITY NATIONAL BANCORPORATION
                                 (Registrant)

                                By: /s/Theron G. Reed
                                    -----------------------------
                                    Theron G. Reed
                                    President and Chief Executive Officer
Date:  August 16, 2004              (Principal Executive Officer)

                                    /s/W. Paul Gephart
                                    -----------------------------
                                    W. Paul Gephart
                                    Chief Financial Officer
Date:  August 16, 2004              (Principal Financial and Accounting Officer)