Form 10QSB
period 2004-09-30
COMMUNITY NATIONAL BANCORPORATION
filed 2004-11-15
CIK 855386

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549
                ___________________________________________

                                 FORM 10-QSB

[X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                            EXCHANGE ACT OF 1934

             For the quarterly period ended September 30, 2004.

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

      As of November 10, 2004, the issuer had outstanding 2,008,595 shares of Common Stock, no par value.

      Transitional Small Business Disclosure Format    Yes        No  X
                                                           ----      ----



                            PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
-----------------------------

                      COMMUNITY NATIONAL BANCORPORATION
                              ASHBURN, GEORGIA
                         CONSOLIDATED BALANCE SHEETS

                                  ASSETS
                                  ------
                                                      (Unaudited)    (Audited)
                                                     September 30,  December 31,
                                                         2004           2003
                                                         ----           ----
Cash and due from banks                             $  2,893,354   $  3,801,214
Interest bearing deposits in other banks               6,443,970      5,239,000
Federal funds sold                                     6,611,000     18,442,000
                                                     -----------    -----------
Total Cash and Cash Equivalents                       15,948,324     27,482,214
Securities:
Available for sale, at fair values                    11,973,889     11,826,275
Loans, net                                           130,023,438    132,367,198
Property and equipment, net                            3,402,966      3,602,421
Other real estate owned                                  528,551        576,351
Goodwill, net                                          1,719,130      1,719,130
Other assets                                           3,852,093      3,295,717
                                                     -----------    -----------
Total Assets                                        $167,448,391   $180,869,306
                                                     ===========    ===========

                    LIABILITIES AND SHAREHOLDERS' EQUITY
                    ------------------------------------
Liabilities:
Deposits
  Non-interest bearing deposits                     $ 12,486,215   $ 18,435,530
  Interest bearing deposits                          130,836,858    140,470,992
                                                     -----------    -----------
  Total deposits                                     143,323,073    158,906,522

Note payable                                           2,900,000      2,900,000
FHLB borrowings                                        3,000,000         -  -
Other liabilities                                        895,710        667,437
                                                     -----------    -----------
  Total Liabilities                                 $150,118,783   $162,473,959
                                                     -----------    -----------

Commitments and contingencies

Shareholders' Equity:
Preferred stock, no par value,
  10,000,000 shares authorized,
  61,500 shares issued and outstanding              $    615,000   $    615,000
Common stock, no par value,
  50,000,000 shares authorized,
  2,008,595 shares issued and outstanding             11,488,452     11,488,452
Retained earnings                                      5,155,677      6,171,500
Unrealized gain on securities, net                        70,479        120,395
                                                     -----------    -----------
  Total Shareholders' Equity                        $ 17,329,608   $ 18,395,347
                                                     -----------    -----------
Total Liabilities and Shareholders' Equity          $167,448,391   $180,869,306
                                                     ===========    ===========


            Refer to notes to the consolidated financial statements.



                    COMMUNITY NATIONAL BANCORPORATION
                           ASHBURN, GEORGIA
               UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

                                                     For the nine months ended
                                                          September 30,
                                                    ---------------------------
                                                         2004           2003
                                                         ----           ----
Interest income                                     $  7,612,474   $ 11,786,097
Interest expense                                       2,419,415      4,945,073
                                                     -----------    -----------
Net interest income                                    5,193,059      6,841,024

Provisions for possible loan losses                    2,893,000      1,432,000
                                                     -----------    -----------

Net interest income
 after provisions for possible loan losses             2,300,059      5,409,024
                                                     -----------    -----------

Other Income:
Service charges                                          780,869        952,992
Other fees                                               204,763        169,892
(Loss) on sale of other real estate owned                (57,065)       (55,212)
Gain (loss) on sale of assets and securities              (6,064)        70,605
                                                     -----------    -----------
Total other income                                       922,503      1,138,277
                                                     -----------    -----------

Salaries and benefits                                  2,421,691      3,195,777
Advertising and business development                      65,347         93,727
Repairs and maintenance                                  135,511        183,765
Depreciation and amortization                            219,206        316,988
Legal and professional                                   465,997        621,469
Data processing                                          240,141        321,876
Regulatory fees and assessments                          134,171        213,879
Loss on sale of subsidiary Bank                           -  -        2,124,606
Other operating expenses                                 976,134      1,316,328
                                                     -----------    -----------
Total other expenses                                   4,658,198      8,388,415
                                                     -----------    -----------

Net (loss) before taxes                               (1,435,636)    (1,841,114)
Income tax (benefit)                                    (419,813)      (642,604)
                                                     -----------    -----------

Net (loss)                                          $ (1,015,823)  $ (1,198,510)
                                                     ===========    ===========

Basic (loss) per shares                             $      (0.51)  $      (0.60)
                                                     ===========    ===========

Diluted (loss) per share                            $      (0.51)  $      (0.60)
                                                     ===========    ===========


           Refer to notes to the consolidated financial statements.




                    COMMUNITY NATIONAL BANCORPORATION
                           ASHBURN, GEORGIA
               UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

                                                     For the three months ended
                                                          September 30,
                                                    ---------------------------
                                                         2004           2003
                                                         ----           ----
Interest income                                     $  2,533,924   $  3,680,515
Interest expense                                         834,847      1,413,838
                                                     -----------    -----------
Net interest income                                    1,699,077      2,266,677

Provisions for possible loan losses                      325,000        780,000
                                                     -----------    -----------

Net interest income
 after provisions for possible loan losses             1,374,077      1,486,677
                                                     -----------    -----------

Other Income:
Service charges                                          260,080        337,188
Other fees                                                80,282        (14,846)
(Loss) on sale of other real estate owned                 (4,482)       (55,212)
Gain (loss) on sale of assets and securities              (1,366)        69,450
                                                     -----------    -----------
Total other income                                       334,514        336,580
                                                     -----------    -----------

Salaries and benefits                                    804,392      1,005,029
Advertising and business development                      25,640          3,899
Repairs and maintenance                                   40,697         64,690
Depreciation and amortization                             73,110        102,139
Legal and professional                                   130,333         37,494
Data processing                                           78,048        111,351
Regulatory fees and assessments                           42,672         78,162
Loss on sale of subsidiary Bank                           -  -        2,124,606
Other operating expenses                                 309,885        461,459
                                                     -----------    -----------
Total other expenses                                   1,504,777      3,988,829
                                                     -----------    -----------

Net income (loss) before taxes                           203,814     (2,165,572)
Income tax (benefit)                                      84,042       (750,551)
                                                     -----------    -----------

Net income (loss)                                   $    119,772   $ (1,415,021)
                                                     ===========    ===========

Basic income (loss) per share                       $       0.06   $      (0.70)
                                                     ===========    ===========

Diluted income (loss) per share                     $       0.06   $      (0.70)
                                                     ===========    ===========


           Refer to notes to the consolidated financial statements.




                     COMMUNITY NATIONAL BANCORPORATION
                             ASHBURN, GEORGIA
              UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                       For the three quarters
                                                         ended September 30,
                                                    ---------------------------
                                                         2004           2003
                                                         ----           ----
Cash flows from operating activities                $  1,690,850   $    488,729
                                                     -----------    -----------

Cash flows from investing activities:
  Decrease in other real estate owned               $     47,800   $   (334,181)
  Securities, available-for-sale:
    Sale of securities                                     - -           -  -
    Purchase of securities                            (7,500,000)    (7,042,450)
    Maturity and paydowns                              7,379,900     15,255,294
  (Increase) in loans, net                              (549,240)    49,107,646
  Purchase of property and equipment                     (19,751)     1,601,769
                                                     -----------    -----------
    Net cash provided by investing activities       $   (641,291)  $ 58,588,078
                                                     -----------    -----------

Cash flows from financing activities:
  Increase in borrowings and FHLB funding           $  3,000,000   $  5,858,000
  (Decrease) in customer deposits                    (15,583,449)   (68,399,336)
  Issuance of preferred stock                             -  -          615,000
                                                     -----------    -----------
    Net cash used for financing activities          $(12,583,449)  $(61,926,336)
                                                     -----------    -----------

Net (decrease) in cash and cash equivalents         $(11,533,890)  $ (2,849,529)
Cash and cash equivalents, beginning of period        27,482,214     25,262,350
                                                     -----------    -----------
Cash and cash equivalents, end of period            $ 15,948,324   $ 22,412,821
                                                     ===========    ===========


               Refer to notes to the consolidated financial statements.

                      COMMUNITY NATIONAL BANCORPORATION
                             ASHBURN, GEORGIA
     CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (UNAUDITED)
        FOR THE NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2003 AND 2004


                                                          Accumulated
                                                             Other
                    Common Stock      Preferred             Compre-
                  ------------------    Stock   Retained    hensive
                 Shares    Zero Par   Zero Par  Earnings    Income    Total
                 ------    --------   --------  --------    ------    -----
Balance,
 December 31,
 2002           2,008,595 $11,488,452 $  - -   $7,378,253 $ 241,631 $19,108,336
                ---------  ----------  -------  ---------  --------  ----------

Issuance of 61,500
 shares of zero par
 preferred stock   - -         - -     615,000     - -       - -        615,000

Comprehensive (Loss):
---------------------
Net (loss),
 nine-month
 period ended
 Sept. 30, 2003    - -         - -       - -   (1,198,510)   - -     (1,198,510)

Net unrealized
 (loss) on
 securities,
 nine-month
 period ended
 Sept. 30, 2003    - -         - -       - -       - -      (99,656)    (99,656)
                ---------  ----------  -------  ---------  --------  ----------

Total
 comprehensive
 (loss)            - -         - -       - -   (1,198,510)  (99,656) (1,298,166)
                ---------  ----------  -------  ---------  --------  ----------

Balance,
 Sept. 30,
 2003           2,008,595 $11,488,452 $615,000 $6,179,743 $ 141,975 $18,425,170
                =========  ==========  =======  =========  ========  ==========

-------------------------------------

Balance,
 December 31,
 2003           2,008,595 $11,488,452 $615,000 $6,171,500 $ 120,395 $18,395,347
                ---------  ----------  -------  ---------  --------  ----------

Comprehensive (Loss):
---------------------
Net (loss),
 nine-month
 period ended
 Sept. 30, 2004    - -         - -       - -   (1,015,823)   - -     (1,015,823)

Net unrealized
 (loss) on
 securities,
 nine-month
 period ended
 Sept. 30, 2004    - -         - -       - -       - -      (49,916)    (49,916)
                ---------  ----------  -------  ---------   -------  ----------

Total
 comprehensive
 income (loss)     - -         - -       - -   (1,015,823)  (49,916) (1,065,739)
                ---------  ----------  -------  ---------   -------  ----------

Balance,
 Sept. 30,
 2004           2,008,595 $11,488,452 $615,000 $5,155,677 $  70,479  $17,329,608
                =========  ==========  =======  =========  ========   ==========


           Refer to notes to the consolidated financial statements.



                         COMMUNITY NATIONAL BANCORPORATION
                                 ASHBURN, GEORGIA
                     NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
                                SEPTEMBER 30, 2004


NOTE 1 - BASIS OF PRESENTATION

     The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine-month periods ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. These statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in Form 10-KSB for the year ended December 31, 2003.

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

NOTE 3 - RECENT ACCOUNTING PRONOUNCEMENTS

      In January 2003, the Financial Accounting Standards Board ("FASB") issued Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulleting No. 51 (the Interpretation), FASB Interpretation No. 46 ("FIN 46"). The purpose of this interpretation is to provide guidance on how to identify a variable interest entity (VIE) and determine when the assets, liabilities, non-controlling interests, and results of operations of a VIE need to be included in a company's consolidated financial statements. A company that holds variable interest in an entity will need to consolidate that entity if the company's interest in the VIE is such that the company will absorb a majority of the VIE's expected losses and or receive a majority of the VIE's expected residual returns, if they occur. As of September 30, 2004, management believes that the Company does not have any VIE's which would be consolidated under the provisions of FIN 46.

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

      Certain statements that the Company may make from time to time, including statements contained in this report or incorporated by reference into this report, constitute "forward-looking statements" within the meaning of the federal securities laws. Forward-looking statements include all statements other than statements of historical fact, and may sometimes be identified by words such as "estimate," "plan," "intend," "expect," "anticipate," "believe," "will" and similar expressions used in conjunction with, among other things, discussions of plans, objectives, future operations, financial performance or other events. Such forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties. Factors that could cause the actual results to differ materially from those expressed in any forward-looking statement made by, or on behalf of, the Company include the following, some of which are described in greater detail in this report: (i) the effect of changes in laws and regulations, including federal securities laws and regulations and federal and state banking laws and regulations, with which the Company or its subsidiary bank must comply, and the associated costs of compliance with such laws and regulations either currently or in the future;
(ii) the effect of changes in accounting policies and practices, as may be adopted by the regulatory agencies as well as by the Financial Accounting Standards Board, or of changes in the Company's organization, compensation and benefit plans; (iii) the effect on the Company's competitive position within its market area of the increasing consolidation within the banking and financial services industries, including the increased competition from larger regional and out-of-state banking organizations as well as non-bank providers of various financial services; (iv) the inability of CNB to comply with the terms of its agreement with banking regulators; (v) the effect of changes in interest rates; and (vi) the effect of changes in the business cycle and downturns in local, regional or national economies.

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


RECENT DEVELOPMENTS

      On October 20, 2004, the Company completed its previously announced sale of Tarpon to Gulf Atlantic Financial Group, Inc. The sale of Tarpon was completed pursuant to the terms of a previously announced Stock Purchase and Sale Agreement, originally dated October 21, 2003 and amended on January 29, 2004, June 29, 2004 and September 22, 2004. The total proceeds received by the Company upon closing was approximately $6.0 million, of which approximately $2.9 million was used to repay the outstanding balance on the Company's loan from Rivoli Bank, and approximately $665,000 was used to redeem in full the Company's outstanding Series A Preferred Stock held by the Company's directors, including all accrued and unpaid dividends. The remainder of the sale proceeds will be used for general corporate purposes. With the sale of Tarpon, management's efforts to contract the size of the Company have been largely implemented. The Company will seek to maintain its present size while continuing to seek to improve asset quality.

      In connection with the Company's sale of Tarpon, W. Paul Gephart resigned as the Company's chief financial officer, effective as of the date of the sale. Mr. Gephart had performed his duties as the Company's chief financial officer at the Tarpon location in Tarpon Springs, Florida. The Company has not appointed a replacement for Mr. Gephart. The Company's chief executive officer, Theron G. Reed, is currently acting as chief financial officer of the Company.


RESULTS OF OPERATIONS

      THREE- AND NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2004 COMPARED TO THREE- AND NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2003

      For the three-month periods ended September 30, 2004 and September 30, 2003, the Company had net income of $119,772, or $.06 per share, and a net loss of $1,415,021, or $.70 per share, respectively. For the nine-month period ended September 30, 2004, the Company had a net loss of $1,015,823, or $.51 per share, as compared to a net loss of $1,198,510, or $0.60 per share, for the nine month period ended September 30, 2003. The improvement in net earnings is attributable primarily to the following factors, which are discussed in greater detail below:

   The Company's non-interest expense decreased from $3.99 million and $8.39 million for the three- and nine-month periods ended September 30, 2003, respectively, to $1.50 million and $4.69 million for the three- and nine-month periods ended September 30, 2004, respectively. Included in non-interest expense for the three- and nine-month periods ended September 2003 was a loss of $2.17 million on the sale of the Company's Cumberland subsidiary to an unrelated third party financial institution in the three-month period ended September 30, 2003. The remaining decline in non-interest expense during 2004 is primarily attributable to the decreased size of the Company due to the sale of Cumberland and the planned contraction of the Company during the first nine months of 2004.

   * The improvements in net earnings resulting from the decreased non-interest expense were partially offset by decreases in net interest income. Net interest income, prior to provision for loan losses, was $1.70 million for the three-month period ended September 30, 2004, as compared to $2.27 million for the three-month period ended September 30, 2003. For the nine-month periods ended September 30, 2004 and September 30, 2003, net interest income, prior to provision for loan losses, was $5.19 million and $6.84 million, respectively. The declines in net interest income is attributable largely to the decline in average earning assets, from $227.0 million for the nine-month period ended September 30, 2003 to $164.0 million for the nine-month period ended September 30, 2004. Of the $63.0 million decline in average earning assets from the nine-month period ended September 30, 2003 to the nine-month period ended September 30, 2004, $44.0 million is due to the sale of Cumberland in September 2003.

   * An increase in provisions for loan losses during 2004 also partially offset improved earnings resulting from reduced non-interest expenses. The provision for loan losses for the three- and nine- month periods ended September 30, 2004 was $0.33 million and $2.89 million, respectively. For the three- and nine- month periods ended September 30, 2003, provision for loan losses was $0.78 million and $1.43 million, respectively. The significantly larger provision for loan losses in the nine-month period ended September 30, 2004 was primarily due to heavy loan charge-offs during the 2004 period. Management determined that the charge-offs were appropriate in connection with its ongoing review and analysis of the Company's loan portfolio and its continued efforts to reduce high-risk loans and lower the Company's risk profile.

      As of September 30, 2004, the Company's allowance for loan losses amounted to $2.56 million, or 1.93% of gross loans, as compared to $2.7 million, or 1.98% of gross loans as of December 31, 2003. Management considers the allowance for loan losses to be adequate to absorb future losses. However, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses or that additional provisions to the allowance will not be required.

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

      Net interest income, before provision for possible loan losses, was $1.70 million for the three-month period ended September 30, 2004 as compared to $2.27 million for the corresponding period ended September 30, 2003. For the nine-month period ended September 30, 2004, net interest income before provision for loan losses was $5.19 million as compared to $6.84 million for the nine-month period ended September 30, 2003. For the nine-month period ended September 30, 2004, the Company's average earning assets were $164 million, as compared to $227 million for the nine-month period ended September 30, 2003. Earning assets include interest-bearing bank balances, federal funds sold, securities and net loans. Approximately $44.0 million of this decrease is attributable to the sale of Cumberland in September 2003, and approximately $18.0 million is a result of loan reductions, primarily at CNB, as the Company continues its efforts to reduce higher-risk loans and strengthen the quality of its loan portfolio.

      Due to the decrease in average earning assets and, to a lesser extent, lower yields, gross interest income declined from $3.68 million and $11.79 million for the three months and nine months ended September 30, 2003, respectively, to $2.53 million and $7.61 million for the three months and nine months ended September 30, 2004 respectively. Interest expense declined from $1.41 million for the three months ended September 30, 2003 to $0.83 million for the three months ended September 30, 2004. Interest expense declined from $4.95 for the nine months ended September 30, 2003 to $2.42 million for the nine months ended September 30, 2004. The decrease in interest expense was primarily due to a decrease in interest-bearing liabilities as well as a decline in the cost of funds. Interest-bearing deposits averaged $200.1 million for the nine-month period ended September 30, 2003 as compared to $135.4 million for the comparable period ended September 30, 2004. The decrease is primarily due to the sale of Cumberland and a reduction in deposits as part of the planned contraction of the Company during the first nine months of 2004.

      Net yield on earning assets is computed by subtracting interest expense from interest income and dividing the resulting figure by average earning assets for the periods in question. Net yield on average earning assets for the nine-month periods ended September 30, 2004 and September 30, 2003 was 4.22% and 4.39%, respectively. The decline in the net yield on earning assets is primarily attributable to management's efforts to reduce the risk profile of the loan portfolio. In general, yields on high quality loans are lower than yields on loans of lesser quality.

      PROVISION FOR LOAN LOSSES

      Provision for loan losses during the three-month period ended September 30, 2004 was $0.33 million, as compared to $0.78 million for the three-month period ended September 30, 2003. For the nine-month periods ended September 30, 2004 and September 30, 2003, provision for loan losses was $2.89 million and $1.43 million, respectively. The substantial increase in provision for loan losses during 2004 was primarily due to relatively high levels of loan charge-offs and management's conclusion that an increase in the Company's allowance for loan losses was appropriate following a close review and analysis of the Company's loan portfolio during the three-month period ended June 30, 2004. During the nine months ended September 30, 2004, the Company charged off loans, net of recoveries, totaling $3.0 million. Management determined that the charge-offs were appropriate in connection with its ongoing review and analysis of the Company's loan portfolio and its continued efforts to reduce high-risk loans and lower the Company's risk profile. Primarily as a result of the loan charge-offs, during the nine months ended September 30, 2004 total impaired loans decreased by $1.6 million, from $10.1 million at December 31, 2003 to $8.5 million at September 30, 2004.

      NON-INTEREST INCOME

      Non-interest income for the three-month period ended September 30, 2004 and 2003 remained virtually unchanged at $0.33 million. For the nine-month periods ended September 30, 2004 and 2003, non-interest income amounted to approximately $0.9 million and $1.1 million, respectively. The decline is due to a reduction in average deposits of approximately $60.5 million, of which $43.0 million is attributed to the sale of Cumberland, and a corresponding decrease in transactional and other account fees. As a percent of total average assets, non-interest income for the nine-month periods ended September 30, 2004 and 2003 remained unchanged at 0.70%.

      NON-INTEREST EXPENSE

      Non-interest expense declined from $3.99 million for the three-month period ended September 30, 2003 to $1.50 million for the three-month period ended September 30, 2004. Non-interest expense declined from $8.40 million for the nine-month period ended September 30, 2003 to $4.7 million for the nine-month period ended September 30, 2004. Included in non-interest expense for the three- and nine-month periods ended September 2003 was a loss of $2.17 million on the sale of the Company's Cumberland subsidiary to an unrelated third party financial institution in the three-month period ended September 30, 2003. The remaining decrease in non-interest expense during 2004 was primarily due to the sale of Cumberland and the contraction in the Company's size. As a percentage of average assets, non-interest expense decreased from 5.19% during the nine-month period ended September 30, 2003 to 3.54% during the nine-month period ended September 30, 2004.


LIQUIDITY

      Liquidity represents the ability to provide steady sources of funds for loan commitments and investment activities, as well as to maintain sufficient funds to cover deposit withdrawals and payment of debt and operating obligations. The Company believes it has adequate liquidity to satisfy its capital requirements for at least the next 12 months, and is not aware of any trends or other uncertainties that are reasonably likely to have a material adverse effect on the Company's liquidity. Below are the pertinent liquidity balances and ratios as of September 30, 2004 and December 31, 2003:

                                           September 30,  December 31,
                                               2004           2003
                                               ----           ----
                                              (Dollars in thousands)
      Cash and cash equivalents              $15,948         $27,482
      CDs, over $100,000
         to total deposits ratio               15.9%           14.4%
      Loan to deposit ratio                    90.7%           83.3%
      Securities to total assets ratio          7.1%            6.5%
      Brokered deposits                         --              --

      Cash and cash equivalents are the Company's primary source of liquidity, and securities available for sale represent a secondary source of liquidity. The Company's management monitors appropriate levels and maturities of earning assets and interest-bearing liabilities to ensure that adequate funds are available to meet customer withdrawals and loan demand. The increase in the Company's loan to deposit ratio during the nine months ended September 30, 2004 was primarily a result of the reduction in deposits as management strategically contracted the size of the bank.

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

      In October 2003, the Company entered into an agreement to sell Tarpon to Gulf Atlantic Financial Group, Inc. In October 2004, after the end of the period covered by this report, the Company completed the sale of Tarpon for proceeds of approximately $6.0 million. Approximately $2.9 million of the sale proceeds were used to repay the outstanding balance on the Rivoli Loan, and approximately $665,000 were used to redeem in full all of the Company's outstanding Series A Preferred Stock held by the Company's directors, including all accrued and unpaid dividends. The remainder of the sale proceeds will be used for general corporate purposes.

      During the three-month period ended September 30, 2004, the Company borrowed $3.0 million from the Federal Home Loan Bank of Atlanta ("FHLB") to fund loans. The Company's management determined that at the present time, funding loans with FHLB borrowings would be less costly and provide more flexibility than attracting additional deposits.


CAPITAL ADEQUACY

      The Company opened for business in 1990 with $3.4 million in its capital accounts. By September 30, 2004, the Company's shareholders' equity had increased to $17.3 million through the sale of additional common stock and through retained earnings. However, the Company's shareholders' equity decreased by $1.0 million during the nine-month period ended September 30, 2004 due to the Company's loss of $1.0 million during the same time period. As evidenced by the table below, the Company and its remaining subsidiary bank comply with the minimum capital guidelines for "well capitalized" banks. Below are the capital ratios of CNB and the Company on a consolidated basis, as well as the minimum capital guidelines for "well capitalized" banks.

                                                            Minimum
                                                           Regulatory
                                    September 30, 2004     Requirement
                                    ------------------     -----------
   CNB
   ---
     Tier 1 Capital Ratio                  12.3%               8.0%
     Total Risk-Based Capital Ratio        13.5%              10.0%
     Leverage Ratio                        10.2%               4.0%

   Company--Consolidated
   ---------------------
     Tier 1 Capital Ratio                  12.3%               8.0%
     Total Risk-Based Capital Ratio        13.5%              10.0%
     Leverage Ratio                         9.6%               4.0%

      CNB is subject to an informal agreement with the OCC that imposes higher minimum capital ratios on CNB, including a risk-based Tier 1 capital ratio of at least 10%, and a total risk-based capital ratio of at least 12%. As of September 30, 2004, Tarpon was also subject to an agreement with the OCC imposing higher minimum capital ratios on Tarpon. Tarpon was sold to an unrelated third party in October 2004.

      During the nine-month period ended September 30, 2004, total assets decreased by $13.4 million, to $167.4 million. This decline in assets was effected as part of management's efforts to strategically contract the Company in order to increase its asset quality. During the nine-month period ended September 30, 2004, cash and cash equivalents decreased by $11.6 million, to $15.9 million. This decrease was due primarily to a decrease in high-rate deposits in connection with the Company's planned contraction. During the nine months ended September 30, 2004, securities increased by $0.1 million, to $12.0 million; loans decreased by $2.3 million, to $130.0 million; property and equipment decreased by $.2 million, to $3.4 million; and other assets, including goodwill, increased by $0.6 million, to $5.6 million. To accommodate the decline in assets, deposits declined by $15.6 million to $143.3 million, borrowings and other liabilities increased by $3.3 million, and shareholders' equity decreased by $1.1 million to $17.3 million.


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

      As of September 30, 2004, the Company had outstanding unused loan commitments of approximately $8.3 million, and standby letters of credit of approximately $79 thousand were outstanding. Various assets collateralize the majority of these commitments. The Company does not anticipate that it will suffer any material losses as a result of these transactions.


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


ITEM 6.  EXHIBITS.

       (a)  Exhibits:

            31.1 - Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) (filed herewith).

            32.1 - Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).



                                     SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    COMMUNITY NATIONAL BANCORPORATION
                                    (Registrant)

                                    By: /s/Theron G. Reed
                                        -----------------------------
                                        Theron G. Reed
                                        President, Chief Executive Officer and
                                        Acting Chief Financial Officer
Date:  November 15, 2004                (Principal Executive Officer, Principal
                                        Financial Officer and Duly Authorized
                                        Officer)