Form 10KSB
period 2004-12-31
COMMUNITY NATIONAL BANCORPORATION
filed 2005-03-31
CIK 855386

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2004

Commission File Number 0-25437

COMMUNITY NATIONAL BANCORPORATION

(Name of Small Business Issuer in its charter)

Georgia	58-1856963
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

561 East Washington Avenue, Box 2619, Ashburn, Georgia	31714-2619
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number, including area code: (229) 567-9686

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, no par value

(Title of Class)

Check whether the issuer has (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of issuer’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  ☐

The registrant’s revenues for the fiscal year ended December 31, 2004 were $12,192,257.

The aggregate market value of the Common Stock held by non-affiliates of the registrant as of the close of business on March 1, 2005 is $12,887,406. For purposes of this response, directors, executive officers and holders of 5% or more of the registrant’s Common Stock as of March 1, 2005 are considered affiliates of the registrant.

As of March 1, 2005, there were issued and outstanding 2,008,595 shares of the issuer’s Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for its 2005 Annual Meeting of Shareholders are incorporated by reference into Part III of this report.

FORWARD LOOKING STATEMENTS

Certain statements that Community National Bancorporation (the “Company”) may make from time to time, including statements contained in this report or incorporated by reference into this report, constitute “forward-looking statements” within the meaning of the federal securities laws. Forward-looking statements include all statements other than statements of historical fact, and may sometimes be identified by words such as “estimate,” “plan,” “intend,” “expect,” “anticipate,” “believe,” “will” and similar expressions used in conjunction with, among other things, discussions of plans, objectives, future operations, financial performance or other events. Such forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties. Factors that could cause the actual results to differ materially from those expressed in any forward-looking statement made by, or on behalf of, the Company include the following, some of which are described in greater detail in this report:

•	the effect of changes in laws and regulations, including federal and state banking laws and regulations, with which the Company or its subsidiary bank must comply, and the associated costs of compliance with such laws and regulations either currently or in the future;

•	the effect of changes in accounting policies and practices, as may be adopted by the regulatory agencies as well as by the Financial Accounting Standards Board;

•	the effect on the Company’s competitive position within its market area of the increasing consolidation within the banking and financial services industries, including the increased competition from larger regional and out-of-state banking organizations as well as non-bank providers of various financial services;

•	the inability of the Company’s subsidiary bank to comply with the terms of its agreement with banking regulators;

•	the effect of changes in interest rates; and

•	the effect of changes in the business cycle and downturns in local, regional or national economies.

The foregoing list of important factors is not exclusive. Readers are cautioned not to place undue reliance on any forward-looking statements. The Company does not undertake to update any forward-looking statement, whether written or oral, that it or its agents may make from time to time.

PART I

Item 1. Description of Business

Background and Recent Developments

Community National Bancorporation (the “Company”) was incorporated as a Georgia corporation in 1989 for the purpose of serving as a bank holding company to a de novo subsidiary bank, Community National Bank (“CNB”), a national banking association chartered under the laws of the United States. After the receipt of necessary approvals from federal and state banking regulators, CNB commenced business in 1990. That same year, the Company completed an initial public offering of its common stock, raising approximately $3.5 million, substantially all of which was used to capitalize CNB. CNB’s initial branch was in Ashburn, Turner County, Georgia, and it has since opened additional branches in Turner and Crisp Counties of Georgia.

During 1998, the Company completed a second public offering of its common stock, raising approximately $4.0 million, substantially all of which was used as capital in CNB to fund a new branch of CNB located in Camden County, Georgia. In 1999, the Company opened for business its subsidiary Cumberland National Bank (“Cumberland”), a de novo national bank. Cumberland assumed the operations of CNB’s Camden County branch.

In 2000, the Company acquired Tarpon Financial Corporation and its wholly-owned subsidiary First National Bank, a national banking association located Tarpon Springs, Pinellas County, Florida (“Tarpon”), for approximately $3.7 million in cash and common stock.

From early 2000 through mid-2003, loan losses at Cumberland and, to a lesser extent, Tarpon, required the Company to increase its borrowings to supplement the capital accounts of these subsidiary banks. In 2002, Cumberland and Tarpon each entered into a formal agreement with the Office of the Comptroller of the Currency (the “OCC”) pursuant to which each of Cumberland and Tarpon agreed to take certain actions to ensure its safe and sound operation. In June 2003, CNB entered into a Memorandum of Understanding with the OCC pursuant to which CNB agreed to take certain corrective actions to operate in a safe and sound manner.

In September 2003, the Company sold Cumberland to an unrelated third party for approximately $2.9 million. In October 2004, the Company sold Tarpon to an unrelated third party for approximately $6 million.

All of the Company’s operations are currently conducted through its sole subsidiary, CNB, which has three offices, located in Turner and Crisp Counties, Georgia.

Products and Services Offered by CNB

Deposits. CNB offers a full range of interest-bearing and non-interest bearing accounts, including commercial and retail checking accounts, negotiable order of withdrawal (“NOW”) accounts, individual retirement accounts, regular interest-bearing savings accounts and certificates of deposit with a range of maturity date options. The sources of deposits are residents, businesses and employees of businesses within CNB’s market areas. Customers are obtained through personal solicitation, direct mail solicitation and advertisements published in the local media.

CNB pays competitive interest rates on time and savings deposits. In addition, it has implemented a service charge fee schedule competitive with other financial institutions, covering such matters as maintenance fees on checking accounts, per item processing fees on checking accounts, returned check charges and other standard fees.

Other Services. Other services offered by CNB include safe deposit boxes, travelers’ checks, direct deposit of payroll and social security checks, and automatic drafts for various accounts, second mortgage loans and installment loans for personal use such as education and personal investment, or for the purchase of automobiles or other consumer items. CNB is a member of the Star network of automated teller machines and CNB offers its own credit cards.

Lending Activities

CNB engages in a full complement of lending activities, including short- to medium-term commercial, consumer installment and real estate loans. A significant number of loans are made to farmers or farming concerns.

Commercial, Financial and Agricultural Loans. Commercial lending is directed principally towards businesses whose demands for funds fall within CNB’s legal lending limits and which are potential deposit customers of CNB. As of December 31, 2004, CNB had a legal lending limit for unsecured loans of up to $2,586,268 to any one borrower. Commercial loans include loans made to individual, partnership and corporate borrowers, both secured and unsecured. These loans are obtained for a variety of business purposes, including working capital (e.g., inventory and receivables), business expansion (e.g., acquisition of real estate and improvements), and purchase of equipment and machinery. Particular emphasis is placed on loans to small- and medium-sized businesses, and CNB is qualified to make loans guaranteed by the Small Business Administration. Agricultural loans include secured and unsecured loans for row crop production including corn, soybeans, peanuts, cotton and other produce.

The primary repayment risk for commercial loans is the failure of the business due to economic or financial factors. Although CNB typically looks to a commercial borrower’s cash flow as the principal source of repayment for such loans, many commercial loans are secured by inventory, equipment, accounts receivable, and other assets.

Consumer Loans. CNB’s consumer loans consist primarily of installment loans to individuals for personal, family and household purposes, including automobile loans to individuals and pre-approved lines of credit. This category of loans also includes lines of credit and term loans secured by second mortgages on the residences of borrowers for a variety of purposes, including home improvements, education and other personal expenditures. In evaluating these loans CNB reviews the borrower’s level and stability of income and past credit history and the impact of these factors on the ability of the borrower to repay the loan in a timely manner. In addition, CNB seeks to maintain an appropriate margin between the loan amount and collateral value.

Real Estate Loans. CNB’s real estate loans consist of residential first and second mortgage loans, residential construction loans and, to a limited degree, commercial real estate loans. These loans are made in accordance with CNB’s appraisal policy and real estate lending policy which detail maximum loan-to-value ratios and maturities. These loan-to-value ratios are designed to compensate for fluctuations in the real estate market to minimize the risk of loss on such loans.

Market Area

CNB’s primary service area includes the Georgia counties of Turner and Crisp. CNB also extends credit to qualified borrowers in the contiguous counties of Tift and Worth, Georgia. Turner County is located approximately 80 miles north of the Georgia-Florida state line, 165 miles south of Atlanta, 38 miles east of Albany, and 180 miles west of Savannah. The county is comprised of the cities of Ashburn, which is the county seat, Sycamore and Rebecca and covers an area of 293 square miles. As of 2000, the population of Turner County was approximately 9,500.

Turner County’s economy is dependent on agriculture. Management of CNB intends to continue to place a substantial portion of CNB’s assets in agricultural loans. This sector of the economy remains the most significant industry in CNB’s market. A significant portion of the agricultural output produced in the county is peanuts, and the county is home to significant peanut shelling and distribution operations. The livestock and poultry industries are also important segments of the local economy. Turner County also contains light manufacturing, primarily in the apparel and textile sector.

As of December 31, 2004, there was one other financial institution in Turner County. FDIC reports show that as of June 30, 2004, deposits in the county totaled $216.5 million, with CNB having approximately 46% of those deposits.

Crisp County is located contiguous to Turner County on its northwest border. Although Crisp County is slightly smaller than Turner County in total area, its population is approximately twice that of Turner County. Retail trade and service industries are significant employment sectors in the county.

As of December 31, 2004, there were five financial institutions serving Crisp County. FDIC reports show that as of June 30, 2004, deposits in the county totaled $295 million, with CNB’s branch having approximately 8.2% of those deposits.

Competition

CNB competes to provide various financial services to customers with other commercial banks, savings and loan associations, credit unions, mortgage banking companies, consumer finance companies, securities brokerage firms, insurance companies, money market mutual funds and other financial institutions. Competition is likely to increase due to trends in federal interstate banking laws and state laws to loosen restrictions on interstate banking. Many of the financial institutions operating in Georgia have substantially greater financial resources and offer certain services, such as trust services, that CNB does not provide. By virtue of their greater total capitalization, such institutions have substantially higher lending limits than CNB and substantial advertising and promotional budgets. To compete, CNB relies on specialized services, responsive handling of customer needs, and personal contacts by officers, directors and staff.

Supervision and Regulation

The following discussion sets forth some of the material elements of the regulatory framework applicable to bank holding companies and their subsidiaries and provides some specific information relative to the Company. The regulatory framework is intended primarily for the protection of depositors and the Bank Insurance Fund and not for the protection of security holders and creditors. To the extent that the following information describes statutory and regulatory provisions, it is qualified in its entirety by reference to the particular statutory and regulatory provisions.

The Company

General. As a bank holding company, the Company is regulated under the Bank Holding Company Act of 1956 (the “BHC Act”), as well as other federal and state laws governing the banking business. The Federal Reserve Board is the primary regulator of the Company, and supervises the Company’s activities on a continual basis. CNB is also subject to regulation and supervision by various regulatory authorities, including the Federal Reserve Board, the Office of the Comptroller of the Currency (the “OCC”) and the Federal Deposit Insurance Corporation (the “FDIC”).

Bank Holding Company Regulation. In general, the BHC Act limits bank holding company business to owning or controlling banks and engaging in other banking-related activities. Bank holding companies must obtain the Federal Reserve Board’s approval before they:

•	acquire direct or indirect ownership or control of any voting shares of any bank that results in total ownership or control, directly or indirectly, of more than 5% of the voting shares of such bank;

•	merge or consolidate with another bank holding company; or

•	acquire substantially all of the assets of any additional banks.

Subject to certain state laws, a bank holding company that is adequately capitalized and adequately managed may acquire the assets of both in-state and out-of-state banks. With certain exceptions, the BHC Act prohibits bank holding companies from acquiring direct or indirect ownership or control of voting shares in any company that is not a bank or a bank holding company unless the Federal Reserve Board determines such activities are incidental or closely related to the business of banking.

The Change in Bank Control Act of 1978 requires a person (or group of persons acting in concert) acquiring “control” of a bank holding company to provide the Federal Reserve Board with 60 days’ prior written notice of the proposed acquisition. Following receipt of this notice, the Federal Reserve Board has 60 days (or up to 90 days if extended) within which to issue a notice disapproving the proposed acquisition. In addition, any “company” must obtain the Federal Reserve Board’s approval before acquiring 25% (5% if the “company” is a bank holding company) or more of the outstanding shares or otherwise obtaining control over the Company.

Financial Services Modernization. The Gramm-Leach-Bliley Financial Modernization Act of 1999 (the “Modernization Act”), enacted on November 12, 1999, amended the BHC Act and:

•	allows bank holding companies that qualify as “financial holding companies” to engage in a substantially broader range of non-banking activities than was permissible under prior law;

•	allows insurers and other financial services companies to acquire banks;

•	allows national banks, and some state banks, either directly or through operating subsidiaries, to engage in certain non-banking financial activities;

•	removes various restrictions that applied to bank holding company ownership of securities firms and mutual fund advisory companies; and

•	establishes the overall regulatory structure applicable to bank holding companies that also engage in insurance and securities operations.

If the Company, which has not obtained qualification as a “financial holding company,” were to do so in the future, the Company would be eligible to engage in, or acquire companies engaged in, the broader range of activities that are permitted by the Modernization Act, provided that if any of the

Company’s banking subsidiaries were to cease to be “well capitalized” or “well managed” under applicable regulatory standards, the Federal Reserve Board could, among other things, place limitations on the Company’s ability to conduct these broader financial activities or, if the deficiencies persisted, require the Company to divest the banking subsidiary. In addition, if the Company were to be qualified as a financial holding company and any of its banking subsidiaries were to receive a rating of less than satisfactory under the Community Reinvestment Act of 1977 (the “CRA”), the Company would be prohibited from engaging in any additional activities other than those permissible for bank holding companies that are not financial holding companies. The broader range of activities that financial holding companies are eligible to engage in includes those that are determined to be “financial in nature”, including insurance underwriting, securities underwriting and dealing, and making merchant banking investments in commercial and financial companies.

Transactions with Affiliates. The Company and CNB are deemed to be affiliates within the meaning of the Federal Reserve Act, and transactions between affiliates are subject to certain restrictions. Generally, the Federal Reserve Act limits the extent to which a financial institution or its subsidiaries may engage in “covered transactions” with an affiliate. It also requires all transactions with an affiliate, whether or not “covered transactions,” to be on terms substantially the same, or at least as favorable to the institution or subsidiary, as those provided to a non-affiliate. The term “covered transaction” includes the making of loans, purchase of assets, issuance of a guarantee and other similar types of transactions.

Tie-In Arrangements. The Company and CNB cannot engage in certain tie-in arrangements in connection with any extension of credit, sale or lease of property or furnishing of services. For example, with certain exceptions, neither the Company nor CNB may condition an extension of credit on either a requirement that the customer obtain additional services provided by either the Company or CNB, or an agreement by the customer to refrain from obtaining other services from a competitor. The Federal Reserve Board has adopted exceptions to its anti-tying rules that allow banks greater flexibility to package products with their affiliates. These exceptions were designed to enhance competition in banking and non-banking products and to allow banks and their affiliates to provide more efficient, lower cost service to their customers.

Source of Strength. Under Federal Reserve Board policy, the Company is expected to act as a source of financial strength to CNB and to commit resources to support CNB. This support may be required at times when, absent that Federal Reserve Board policy, the Company may not find itself able to provide it. Capital loans by a bank holding company to any of its subsidiary banks are subordinate in right of payment to deposits and to certain other indebtedness of such subsidiary banks. In the event of a bank holding company’s bankruptcy, any commitment by the bank holding company to a federal bank regulatory agency to maintain the capital of a subsidiary bank will be assumed by the bankruptcy trustee and entitled to a priority of payment.

Federal law also authorizes the OCC to order an assessment of the Company if the capital of CNB were to become impaired. If the Company failed to pay the assessment within three months, the OCC could order the sale of the Company’s stock in CNB to cover the deficiency.

Subsidiary Dividends. The Company is a legal entity separate and distinct from CNB. A major portion of the Company’s revenues results from amounts paid as dividends to the Company by CNB. The OCC’s prior approval is required if the total of all dividends declared by a national bank in any calendar year will exceed the sum of that bank’s net profits for that year and its retained net profits for the preceding two calendar years, less any required transfers to surplus. Federal law also prohibits national banks from paying dividends that would be greater than CNB’s undivided profits after deducting statutory bad debt in excess of CNB’s allowance for loan losses.

In addition, the Company and CNB are subject to various general regulatory policies and requirements relating to the payment of dividends, including requirements to maintain adequate capital above regulatory minimums. The appropriate federal regulatory authority is authorized to determine under certain circumstances relating to the financial condition of a bank or bank holding company that the payment of dividends would be an unsafe or unsound practice and to prohibit payment thereof. The appropriate federal regulatory authorities have indicated that paying dividends that deplete a bank’s capital base to an inadequate level would be an unsound and unsafe banking practice and that banking organizations should generally pay dividends only out of current operating earnings.

State Law Restrictions. As a Georgia business corporation, the Company may be subject to certain limitations and restrictions under applicable Georgia corporate law. In addition, although CNB is a national bank and therefore primarily regulated by the OCC, Georgia banking law may restrict certain activities of CNB.

CNB

General. CNB, as a national banking association, is subject to regulation and examination by the OCC. The federal laws that apply to CNB regulate, among other things, the scope of its business, its investments, its reserves against deposits, the timing of the availability of deposited funds and the nature and amount of and collateral for loans. The laws and regulations governing CNB generally have been promulgated to protect depositors and not to protect shareholders of the Company or CNB.

Community Reinvestment Act. The CRA requires that, in connection with examinations of financial institutions within their jurisdiction, the OCC evaluate the record of the financial institutions in meeting the credit needs of their local communities, including low and moderate income neighborhoods, consistent with the safe and sound operation of those banks. These factors are also considered in evaluating mergers, acquisitions, and applications to open a branch or facility.

Insider Credit Transactions. Banks are also subject to certain restrictions imposed by the Federal Reserve Act on extensions of credit to executive officers, directors, principal shareholders, or any related interests of such persons. Extensions of credit must be made on substantially the same terms, including interest rates and collateral, and follow credit underwriting procedures that are not less stringent than those prevailing at the time for comparable transactions with persons not covered above and who are not employees. Also, such extensions of credit must not involve more than the normal risk of repayment or present other unfavorable features.

Federal Deposit Insurance Corporation Improvement Act. Under the Federal Deposit Insurance Corporation Improvement Act of 1991 (the “FDICIA”), each federal banking agency has prescribed, by regulation, noncapital safety and soundness standards for institutions under its authority. These standards cover internal controls, information systems, and internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, compensation, fees and benefits, such other operational and managerial standards as the agency determines to be appropriate, and standards for asset quality, earnings and stock valuation.

Interstate Banking and Branching. The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the “IBBEA”) permits nationwide interstate banking and branching under certain circumstances. This legislation generally authorizes interstate branching and relaxes federal law restrictions on interstate banking. Currently, bank holding companies may purchase banks in any state, and states may not prohibit such purchases. Additionally, banks are permitted to merge with banks in other states as long as the home state of neither merging bank has “opted out.” The IBBEA requires regulators to consult with community organizations before permitting an interstate institution to close a branch in a low-income area. The IBBEA also prohibits the interstate acquisition of a bank if, as a result, CNB holding company would control more than ten percent of the total United States insured depository deposits or more than thirty percent, or the applicable state law limit, of deposits in the acquired bank’s state. The federal banking agencies prohibit banks from using their interstate branches primarily for deposit production and have accordingly implemented a loan-to-deposit ratio screen to ensure compliance with this prohibition.

Georgia has “opted in” to the IBBEA and allows in-state banks to merge with out-of-state banks subject to certain requirements. Georgia law generally authorizes the acquisition of an in-state bank by an out-of-state bank by merger with a Georgia financial institution that has been in existence for at least 3 years prior to the acquisition. With regard to interstate bank branching, out-of-state banks that do not already operate a branch in Georgia may not establish de novo branches in Georgia.

Deposit Insurance. The deposits of CNB are currently insured to a maximum of $100,000 per depositor through a fund administered by the FDIC. All insured banks are required to pay semi-annual deposit insurance premium assessments to the FDIC.

Capital Adequacy

Federal bank regulatory agencies use capital adequacy guidelines in the examination and regulation of bank holding companies and banks. If capital falls below minimum guideline levels, the holding company or bank may be denied approval to acquire or establish additional banks or nonbank businesses or to open new facilities.

The FDIC, the OCC and the Federal Reserve Board use risk-based capital guidelines for banks and bank holding companies. These are designed to make such capital requirements more sensitive to differences in risk profiles among banks and bank holding companies, to account for off-balance sheet exposure and to minimize disincentives for holding liquid assets. Assets and off-balance sheet items are assigned to broad risk categories, each with appropriate weights. The resulting capital ratios represent capital as a percentage of total risk-weighted assets and off-balance sheet items. The guidelines are minimums, and the Federal Reserve Board has noted that bank holding companies contemplating significant expansion programs should not allow expansion to diminish their capital ratios and should maintain ratios well in excess of the minimum. The current guidelines require all bank holding companies and federally-regulated banks to maintain a minimum risk-based total capital ratio equal to 8%, of which at least 4% must be Tier 1 capital. Tier 1 capital for bank holding companies includes common shareholders’ equity, certain qualifying perpetual preferred stock and minority interests in equity accounts of consolidated subsidiaries, less intangibles except as described above.

The FDIC, the OCC and the Federal Reserve Board also employ a leverage ratio, which is Tier 1 capital as a percentage of total assets less intangibles, to be used as a supplement to risk-based guidelines. The principal objective of the leverage ratio is to constrain the maximum degree to which a bank holding company or bank may leverage its equity capital base. A minimum leverage ratio of 3% is required for the most highly rated bank holding companies and banks. Other bank holding companies and banks and bank holding companies seeking to expand, however, are required to maintain leverage ratios of at least 4% to 5%.

The FDICIA created a statutory framework of supervisory actions indexed to the capital level of the individual institution. Under regulations adopted by the FDIC, the OCC and the Federal Reserve Board, an institution is assigned to one of five capital categories depending on its total risk-based capital ratio, Tier 1 risk-based capital ratio, and leverage ratio, together with certain subjective factors. Institutions which are deemed to be “undercapitalized” depending on the category to which they are assigned are subject to certain mandatory supervisory corrective actions.

Other Laws and Regulations

International Money Laundering Abatement and Anti-Terrorist Financing Act of 2001. On October 26, 2001, the USA PATRIOT Act was enacted. It includes the International Money Laundering Abatement and Anti-Terrorist Financing Act of 2001 (the “IMLAFA”) and strong measures to prevent, detect and prosecute terrorism and international money laundering. As required by the IMLAFA, the federal banking agencies, in cooperation with the U.S. Treasury Department, established rules that generally apply to insured depository institutions and U.S. branches and agencies of foreign banks.

Among other things, the new rules require that financial institutions implement reasonable procedures to (1) verify the identity of any person opening an account; (2) maintain records of the information used to verify the person’s identity; and (3) determine whether the person appears on any list of known or suspected terrorists or terrorist organizations. The rules also prohibit banks from establishing correspondent accounts with foreign shell banks with no physical presence and encourage cooperation among financial institutions, their regulators and law enforcement to share information regarding individuals, entities and organizations engaged in terrorist acts or money laundering activities. The rules also limit a financial institution’s liability for submitting a report of suspicious activity and for voluntarily disclosing a possible violation of law to law enforcement.

Sarbanes-Oxley Act of 2002. The Sarbanes-Oxley Act of 2002 (the “SOA”) was enacted to address corporate and accounting fraud. It established a new accounting oversight board that enforces auditing standards and restricts the scope of services that accounting firms may provide to their public company audit clients. Among other things, it also (i) requires chief executive officers and chief financial officers to certify to the accuracy of periodic reports filed with the SEC; (ii) imposes new disclosure requirements regarding internal controls, off-balance-sheet transactions, and pro forma (non-GAAP) disclosures; (iii) accelerates the time frame for reporting of insider transactions and periodic disclosures by certain public companies; and (iv) requires companies to disclose whether or not they have adopted a code of ethics for senior financial officers and whether the audit committee includes at least one “audit committee financial expert.”

The SOA requires the SEC, based on certain enumerated factors, to regularly and systematically review corporate filings. To deter wrongdoing, it (i) subjects bonuses issued to top executives to disgorgement if a restatement of a company’s financial statements was due to corporate misconduct; (ii) prohibits an officer or director from misleading or coercing an auditor; (iii) prohibits insider trades during pension fund “blackout periods”; (iv) imposes new criminal penalties for fraud and other wrongful acts; and (v) extends the period during which certain securities fraud lawsuits can be brought against a company or its officers.

Privacy. Under the Modernization Act, federal banking regulators adopted rules limiting the ability of banks and other financial institutions to disclose nonpublic information about consumers to nonaffiliated third parties. The rules require disclosure of privacy policies to consumers and, in some circumstances, allow consumers to prevent disclosure of certain personal information to nonaffiliated third parties. The privacy provisions of the Modernization Act affect how consumer information is transmitted through diversified financial services companies and conveyed to outside vendors.

Future Legislation. Changes to federal and state laws and regulations can affect the operating environment of bank holding companies and their subsidiaries in substantial and unpredictable ways. From time to time, various legislative and regulatory proposals are introduced. These proposals, if codified, may change banking statutes and regulations and the Company’s operating environment in substantial and unpredictable ways. If codified, these proposals could increase or decrease the cost of doing business, limit or expand permissible activities or affect the competitive balance among banks, savings associations, credit unions and other financial institutions. The Company cannot accurately predict whether those changes in laws and regulations will occur, and, if those changes occur, the ultimate effect they would have upon the Company’s financial condition or results of operation.

Monetary Policies

The results of operations of CNB are affected by credit policies of monetary authorities, particularly the Federal Reserve. The instruments of monetary policy employed by the Federal Reserve include open market operations in U.S. Government securities, changes in the discount rate on member bank borrowings, changes in reserve requirements against member bank deposits and limitations on interest rates which member banks may pay on time and savings deposits. In view of the changing conditions in the national economy and the money markets, as well as the effect of action by monetary and fiscal authorities, including the Federal Reserve, no prediction can be made as to possible future changes in interest rates, deposit levels, loan demand or the business and earnings of CNB.

Regulatory Agreements

On June 10, 2003, CNB entered into a Memorandum of Understanding (the “MOU”) with the OCC pursuant to which CNB agreed to take certain corrective actions to ensure its operation in a safe and sound manner, including:

•	Establishing a compliance committee to monitor and coordinate CNB’s adherence to the MOU and to evaluate CNB’s board of directors;

•	Engaging an independent outside management consultant to conduct a management and board supervision study;

•	Achieving certain capital levels above regulatory minimums;

•	Adopting and following a written program to improve CNB’s loan portfolio management;

•	Reviewing and revising CNB’s lending policies;

•	Adopting and following a three-year capital plan; and

•	Adopting and following a three-year strategic plan.

The Company believes that CNB is in substantial compliance with each of the terms of the MOU.

The MOU will remain in place until the OCC is satisfied that all of these requirements have been met. The Company cannot give assurance that all of these requirements will be met within the relevant time limits, or at all. Failure to comply with the terms of the MOU could result in additional regulatory enforcement action, including assessment of civil money penalties or issuance of an order to cease and desist violating the OCC’s regulations.

Board Resolution. Following the Federal Reserve’s on-site inspection of the Company on December 9, 2002, the Federal Reserve requested that the Company’s Board of Directors adopt resolutions that, among other things, prohibit the Company from incurring additional debt, declaring or paying dividends or redeeming stock without the approval of the Federal Reserve. The Company adopted these resolutions in February, 2003. These resolutions will remain in effect until the Federal Reserve consents to their cancellation.

Employees

As of March 1, 2005, the Company and CNB employed 47 full-time employees and three part-time employees. The Company and CNB believe that its employee relations are good. There are no collective bargaining agreements covering any employees of the Company or CNB.

Asset/Liability Management

CNB seeks to manage assets and liabilities to provide a satisfactory, consistent level of profitability within the framework of established cash, loan investment, borrowing and capital policies. Certain of its officers are responsible for monitoring policies and procedures that are designed to ensure acceptable composition of the asset/liability mix, stability and leverage of all sources of funds while adhering to prudent banking practices. Management seeks to stimulate asset growth primarily through growth of core deposits of all categories made by individuals, partnerships and corporations. CNB invests the largest portion of its assets in commercial, consumer and real estate loans.

The management of CNB continually monitors its asset/liability mix. The board of directors of CNB receives periodic reports reflecting interest-sensitive assets and interest-sensitive liabilities, and a committee of the board is responsible for monitoring assets and liabilities. The objective of these policies is to control interest-sensitive assets and liabilities so as to minimize the impact of substantial movements in interest rates on their respective earnings.

Statistical Disclosures for Bank Holding Companies

The following section contains the information required to be disclosed by bank holding companies pursuant to Industry Guide 3 promulgated under the Securities Act of 1933. The presentations below reflect the sale of Cumberland to an unaffiliated third party in September 2003 and the sale of Tarpon to an unaffiliated third party in October 2004. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” below for more information on the impact of the Cumberland and Tarpon sales on the Company’s financial condition and operating results.

Distribution of Assets, Liabilities and Stockholders’ Equity; Interest Rates and Interest Differential

The following is a presentation of the average consolidated balance sheet of the Company for the years ended December 31, 2004 and 2003. This presentation includes all major categories of interest-earning assets and interest-bearing liabilities:

	Year Ended December 31, 2004	Year Ended December 31, 2003
	(In thousands)
AVERAGE CONSOLIDATED ASSETS
Cash and due from banks	$3,140	$3,702

Interest-bearing bank balances	4,315	2,964
Taxable securities	8,509	10,348
Non-taxable securities	2,934	3,191
Federal funds sold	10,020	16,629
Net loans	127,119	179,468

Total interest-earning assets	$152,897	$212,600
Other assets	7,267	11,893

Total assets	$163,304	$228,195

AVERAGE CONSOLIDATED LIABILITIES AND STOCKHOLDERS’ EQUITY

Non-interest-bearing deposits	$12,457	$15,687
NOW and money market deposits	26,911	35,296
Savings deposits	6,347	7,260
Time deposits	95,458	137,716
Other borrowings	3,140	10,866
Other liabilities	1,157	2,665

Total liabilities	$145,470	$209,490

Common stock	11,488	11,488
Retained earnings	6,272	7,057
Unrealized gain/(loss) on securities	74	160

Total stockholders’ equity	$17,834	$18,705

Total liabilities and stockholders’ equity	$163,304	$228,195

The following is a presentation of an analysis of the net interest earnings of the Company for the periods indicated with respect to each major category of interest-earning asset and each major category of interest-bearing liability:

	Year Ended December 31, 2004					Year Ended December 31, 2003
	Average Amount		Interest Earned/Paid		Average Yield/Rate	Average Amount		Interest Earned/Paid		Average Yield/Rate
	(Dollars in thousands)
Assets
Interest-bearing bank balances	$4,315		$107		2.48%	$2,964		$84		2.83%
Taxable securities	8,509		284		3.34%	10,348		408		3.94%
Non-taxable securities	2,934		124		6.40%	3,191		136		6.46%
Federal funds sold	10,020		113		1.13%	16,629		203		1.22%
Net loans	127,119	(1)	9,290	(2)	7.31%	179,467	(3)	13,673	(4)	7.62%

Total earning assets	$152,897		$9,918		6.49%	$212,600		$14,504		6.82%

Liabilities
NOW and money market deposits	$26,911		$247.92%			$35,296		$436		1.24%
Savings deposits	6,347		49.77%			7,260		72.99%
Time deposits	95,458		2,487		2.61%	137,716		4,958		3.60%
Other borrowings	3,140		315		10.03%	10,866		400		3.68%

Total interest bearing liabilities	$131,856		$3,098		2.35%	$191,138		$5,866		3.07%

Net yield on earning assets					4.46%					4.06%

(1)	At December 31, 2004, approximately $2.1 million in loans were not accruing interest.

(2)	Interest earned on net loans included approximately $.7 million in loan fees and loan service fees.
(3)	At December 31, 2003, approximately $2.4 million in loans were not accruing interest.
(4)	Interest earned on net loans includes approximately $1.2 million in loan fees and loan service fees.

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

	Year Ended December 31, 2004 compared with Year Ended December 31, 2003			Year Ended December 31, 2003 compared with Year Ended December 31, 2002
	Increase (decrease) due to:
	Volume	Rate	Total	Volume	Rate	Total
	(In thousands)
Interest earned on:
Interest-bearing bank balances	$31	$(8)	$23	$72	$1	$73
Taxable securities	(67)	(57)	(124)	(181)	(132)	(313)
Non-taxable securities	(11)	(1)	(12)	(19)	17	(2)
Federal funds sold	(76)	(14)	(90)	68	(89)	(21)
Net loans	(1,645)	(2,738)	(4,383)	(2,265)	(1,869)	(4,134)

Total interest income	$(1,768)	$(2,818)	$(4,586)	$(2,325)	$(2,072)	$(4,397)

Interest paid on:
NOW deposits and money market	(91)	(98)	$(189)	$17	$(422)	$(405)
Savings deposits	(8)	(15)	(23)	32	(88)	(56)
Time deposits	(1,303)	(1,168)	(2,471)	(1,530)	(1,577)	(3,107)
Other borrowings	(284)	199	(85)	98	3	101

Total interest expense	$(1,686)	$(1,082)	$(2,768)	$(1,383)	$(2,084)	$(3,467)

Change in net interest income	$(82)	$(1,736)	$(1,818)	$(942)	$12	$(930)

Deposits

CNB offers a full range of deposit services, including commercial and retail checking accounts, savings accounts, and other deposits ranging from daily money market accounts to longer-term certificates of deposit and individual retirement accounts. See “Products and Services Offered by CNB” above for more information about the types of deposits offered by CNB.

The following table presents, for the periods indicated, the average amount of and average rate paid on each of the following deposit categories:

	Year Ended December 31, 2004		Year Ended December 31, 2003
Deposit Category	Average Amount	Average Rate Paid	Average Amount	Average Rate Paid
	(Dollars in thousands)
Non-interest-bearing demand deposits	$12,457	N/A	$15,687	N/A
NOW and money market deposits	26,911.92%		35,296	1.24%
Savings deposits	6,347.77%		7,260.99%
Time deposits	95,458	2.61%	137,716	3.60%

The following table indicates amounts outstanding of time certificates of deposit of $100,000 or more and respective maturities at December 31, 2004:

Time Certificates of Deposit	At December 31, 2004
(In thousands)
3 months or less	$8,089
3-6 months	2,598
6-12 months	12,272
over 12 months	2,032

Total	$24,991

Loan Portfolio

CNB engages in a full complement of lending activities, including commercial/industrial, consumer and real estate loans. See “Lending Activities” above for more detail about the types of loans made by CNB.

While risk of loss in CNB’s loan portfolio is primarily tied to the credit quality of its various borrowers, risk of loss may also increase due to factors beyond CNB’s control, such as local, regional and/or national economic downturns. General conditions in the real estate market may also impact the relative risk in CNB’s real estate portfolio. Of CNB’s target areas of lending activities, commercial loans are generally considered to have greater risk than real estate loans or consumer installment loans.

CNB participates with other banks with respect to loans originated by CNB which exceed CNB’s lending limits. Management of CNB does not believe that loan participations necessarily pose any greater risk of loss than other loans.

The following table presents various categories of loans contained in the Company’s loan portfolio as of the dates indicated and the total amount of all loans for such periods:

Type of Loan	As of December 31, 2004	As of December 31, 2003
	(In thousands)
Commercial, financial and agricultural	$77,283	$90,259
Real estate – construction	1,170	1,369
Real estate – mortgage	24,325	31,771
Installment and other loans to individuals	9,626	11,644

Subtotal	112,404	135,043
Less: allowance for possible loan losses	(2,085)	(2,676)

Total (net of allowances)	$110,319	$132,367

The following is a presentation of an analysis of maturities of certain loans as of December 31, 2004:

Type of Loan	Due in 1 Year or Less	Due After 1 to 5 Years	Due After 5 Years	Total
	(In thousands)
Commercial, financial and agricultural	$61,307	$13,336	$2,640	$77,283
Real Estate - construction	1,141	29	—	1,170
Real estate – mortgage	12,078	12,089	158	24,325

Total	$74,526	$25,454	$2,798	$102,778

For the above loans, the following is a presentation of an analysis of sensitivities to changes in interest rates as of December 31, 2004:

Interest Category	Due in 1 Year or Less	Due After 1 to 5 Years	Due After 5 Years	Total
	(In thousands)
Predetermined interest rate	$52,197	$19,243	$2,798	$74,238
Floating interest rate	22,329	6,211	—	28,540

Total	$74,526	$25,454	$2,798	$102,778

At December 31, 2004 and 2003, the total recorded investment in impaired loans, all of which had allowances determined in accordance with FASB Statements No. 114 and No. 118, amounted to approximately $8,477,316 and $10,098,195, respectively. The average recorded investment in impaired loans amounted to approximately $9,409,587 and $19,735,011 for 2004 and 2003, respectively. The allowance related to impaired loans amounted to approximately $1,009,020 and $1,501,260 at December 31, 2004 and 2003, respectively. The balance of the allowance in excess of the above specific reserves is available to absorb the inherent losses of all other loans. Interest income recognized on impaired loans for the years ended December 31, 2004 and 2003 amounted to $506,493 and $904,763, respectively. The amount of interest recognized on impaired loans using the cash method of accounting was not material for the years ended December 31, 2004 and 2003. Loans on non-accrual status at December 31, 2004 and 2003 had outstanding balances of $2,107,437 and $2,398,170, respectively. Interest recognized on non-accruing loans at December 31, 2004 and 2003 was $54,666 and $164,556, respectively. The Company has no commitments to lend additional funds to borrowers whose loans have been modified.

As of December 31, 2004, there were no loans not disclosed above that were classified for regulatory purposes as doubtful, substandard or special mention which (i) represent or result from trends or uncertainties which management reasonably expects will materially impact future operating results, liquidity, or capital resources, or (ii) represent material credits about which management is aware of any information which causes management to have serious doubts as to the ability of such borrowers to comply with the loan repayment terms.

Accrual of interest is discontinued on a loan when management determines upon consideration of economic and business factors affecting collection efforts that collection of interest is doubtful. At December 31, 2004, five loans with an aggregate principal of approximately $176,000 were over 90 days past due but still accruing interest, compared with seven such loans with an aggregate principal of approximately $49,000 as of December 31, 2003. As of December 31, 2004, no loans were considered to be “troubled-debt restructured.” As of December 31, 2004, 51 loans with an aggregate balance of approximately $2,107,000 were on non-accrual status, compared to 31 such loans with an aggregate principal of approximately $2,398,000 as of December 31, 2003.

Summary of Loan Loss Experience

An analysis of the Company’s loss experience is furnished in the following table for the periods indicated:

	Year Ended December 31, 2004	Year Ended December 31, 2003
	(Dollars in thousands)
Balance at beginning of period	$2,676	$4,324

Charge-offs:
Real estate loans	(433)	(746)
Installments and other loans to individuals	(568)	(451)
Commercial loans	(2,616)	(1,776)
Recoveries:	546	254

Real estate loans	213	83
Installments and other loans to individuals	89	132
Commercial loans	244	39
Net charge-offs	(3,071)	(2,719)
Additions charged to operations	2,893	2,032

Balance before sale of subsidiary	2,498	3,637
Sale of subsidiary	(413)	(961)

Balance, end of period	$2,085	$2,676

Ratio of net charge-offs during the period to average loans outstanding during the period	2.37%	1.49%

At December 31, 2004 and 2003 the allowance was allocated as follows:

	At December 31, 2004		At December 31, 2003
	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans
	(Dollars in thousands)
Commercial, Financial and Agricultural	$1,550	68.8%	$1,996	66.8%
Real Estate - Construction	25	1.0%	20	1.0%
Real Estate - Mortgage	265	21.6%	312	23.5%
Installment and Other Loans to Individuals	215	8.6%	325	8.7%
Unallocated	30	N/A	23	N/A

Total	$2,085	100.0%	$2,676	100%

Loan Loss Reserve

As of December 31, 2004, 68.8% of outstanding loans were in the category of commercial loans, which includes commercial, industrial and agricultural loans. Although commercial loans are generally considered by management as having greater risk than other categories of loans in the Bank’s loan portfolio, 95% of these commercial loans at December 31, 2004 were made on a secured basis. Management believes that the secured condition of the preponderant portion of the Bank’s commercial loan portfolio greatly reduces any risk of loss inherently present in commercial loans. The Company has experienced significant loan losses in this category of loans in the past primarily due to insufficiently rigorous underwriting criteria. The Company has taken steps to strengthen its underwriting practices in recent years, including establishing and staffing a computerized credit analysis department and increasing board oversight of credit practices. In addition, the sale of Cumberland was instrumental in improving underwriting criteria and practices at the Company. As a result of these steps, management believes that the Company’s risk exposure in its commercial loan portfolio has been significantly reduced.

CNB’s consumer loan portfolio is also largely secured. At December 31, 2004, 96% of CNB’s consumer loans were secured by collateral primarily consisting of automobiles, boats and other personal property. Management believes that these loans involve less risk than commercial loans.

Real estate mortgage loans constituted 21.6% of outstanding loans at December 31, 2004. The loans in this category represent residential and commercial real estate mortgages where the amount of the original loan generally does not exceed 85% of the appraised value of the collateral. Losses from this loan category have also been heavy in recent periods, primarily attributable to commercial real estate mortgages. These losses are primarily due to losses on the sale of properties that secured non-performing commercial loans, as management took steps to reduce its levels of impaired and non-accruing loans.

The allowance for loan losses reflects an amount which, in management’s judgment, is adequate to provide for anticipated loan losses. For more information about the methods employed and the factors considered in setting the allowance for loan losses, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Critical Accounting Policies” below.

Investments

As of December 31, 2004, investment securities comprised approximately 7.6% of CNB’s assets and net loans comprised approximately 79.3% of CNB’s assets. CNB invests primarily in direct obligations of the United States, obligations guaranteed as to principal and interest by the United States, obligations of agencies of the United States and certificates of deposit issued by commercial banks. In addition, CNB enters into Federal Funds transactions with its principal correspondent banks, and act as net sellers of such funds. The sale of Federal Funds amounts to a short-term loan from CNB to another bank.

The following table presents, for the dates indicated, the book value of the Company’s investments. All securities held at December 31, 2004 and 2003 were categorized as available for sale.

	December 31,
	2004	2003
	(In thousands)
Obligations of U.S. Treasury and other U.S. Agencies	$7,433	$7,993
Municipal securities	2,706	3,085
Equity securities	—	83
Federal Reserve Bank and Federal Home Loan Bank Stock	430	665

Total	$10,569	$11,826

The following table indicates as of December 31, 2004 the amount of investments due in (i) one year or less, (ii) one to five years, (iii) five to ten years, and (iv) over ten years:

	At December 31, 2004
	Amount	Weighted Average Yield
	(Dollars in thousands)
Obligations of U.S. Treasury and other U.S. Agencies:
Over 1 through 5 years	$5,942	3.17%
Over 5 through 10 years	1,491	4.00%
Municipal securities
0 - 1 year	201	4.10%
Over 1 through 5 years	1,460	4.23%
Over 5 through 10 years	734	4.52%
After 10 years	311	4.40%
Federal Reserve Bank and Federal Home Loan Bank Stock, no maturity	430	4.23%

Total	$10,569	3.63%

Return on Equity and Assets

Returns on average consolidated assets and average consolidated equity for the periods indicated were as follows:

	Year Ended December 31,
	2004	2003
Return on average assets	.12%	(.53)%
Return on average equity	1.13%	(6.45)%
Average equity to average assets ratio	10.92%	8.20%
Dividend payout ratio	—	—

Item 2. Properties

CNB’s main banking facility is located in an approximately 9,500 square foot facility at 561 East Washington Avenue, Ashburn, Georgia 31714. The Hudson Avenue side of the property contains a house that has been remodeled and is used for various activities, including banking and civic functions. CNB’s main facility also houses the Company’s executive offices. CNB’s second Turner County location, also in Ashburn, is in a 1,500 square foot facility with three drive-through windows and an automatic teller. CNB’s Crisp County branch is located in a 5,600 square foot, two story facility. Each of these buildings is owned by CNB.

Item 3. Legal Proceedings

Neither the Company nor either of CNB is a party to, nor is any of their property the subject of, any material pending legal proceeding.

Item 4. Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of security-holders during the fourth quarter ended December 31, 2004.

PART II

Item 5. Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities

The Company’s common stock is traded on the OTC Bulletin Board under the symbol “CBAC.OB.” The high and low bid price for the Common Stock for each quarter of 2004 and 2003, as reported by the OTC Bulletin Board, is set forth in the table below. Note that these prices reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

	High	Low
2003
First Quarter	$11.55	$10.80
Second Quarter	10.80	8.30
Third Quarter	9.15	7.60
Fourth Quarter	11.25	7.80

2004
First Quarter	$11.55	$10.90
Second Quarter	11.30	9.85
Third Quarter	10.00	9.95
Fourth Quarter	10.00	9.50

As of December 31, 2004, there were 1,168 holders of record of the Company’s common stock.

Payment of Dividends

The Company is a legal entity separate and distinct from CNB. The principal sources of the Company’s cash flow, including cash flow to pay any dividends to its shareholders, are dividends that CNB pays to its sole shareholder, the Company. Statutory and regulatory limitations apply to CNB’s payment of dividends to the Company as well as to the Company’s payment of dividends to its shareholders.

CNB is required by federal law to obtain prior approval of the OCC for payments of dividends if the total of all dividends declared by CNB in any year will exceed (1) the total of CNB’s net profits for that year, plus (2) CNB’s retained net profits of the preceding two years, less any required transfers to surplus.

The payment of dividends by the Company and CNB may also be affected by other factors, such as the requirement to maintain adequate capital above regulatory guidelines. If, in the opinion of the OCC, CNB was engaged in or about to engage in an unsafe or unsound practice, the OCC could require, after notice and a hearing, that CNB stop or refrain engaging in the practice. The federal banking agencies have indicated that paying dividends that deplete a depository institution’s capital base to an inadequate level would be an unsafe and unsound banking practice. Under the Federal Deposit Insurance Corporation Improvement Act of 1991, a depository institution may not pay any dividend if payment would cause it to become undercapitalized or if it already is undercapitalized. Moreover, the federal agencies have issued policy statements that provide that bank holding companies and insured banks should generally only pay dividends out of current operating earnings.

At the request of the Federal Reserve, the Company’s Board of Directors has adopted resolutions that, among other things, prohibit the Company from paying dividends without the approval of the Federal Reserve.

Item 6. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The purpose of the disclosure in this section is to convey information relating to the financial condition and results of operations of the Company that may not be readily apparent from a review of the consolidated financial statements and the notes thereto included in this report. The following discussion of the Company’s financial condition and results of operations should be read in conjunction with the Company’s consolidated financial statements, related notes and other financial information, including the statistical information appearing under “Statistical Disclosures for Bank Holding Companies” in Item 1.

Overview

The Company’s results of operations are largely dependent on interest income, which is the difference between the interest earned on loans and securities and interest paid on deposits and borrowings. The results of operations are also affected by the level of income/fees from loans, deposits and borrowings, as well as operating expenses, the provision for loan losses, the impact of federal and state income taxes, and the relative levels of interest rates and economic activity.

After operating profitably as a one-bank holding company for several years, the Company formed Cumberland in 1999 and acquired Tarpon in 2000. Since 2000, the Company experienced heavy loan losses which required it to increase its borrowings to supplement the capital accounts of its subsidiary banks. In response to these losses, management has taken a number of steps designed to strengthen the Company’s asset quality and reposition the Company as a one-bank holding company. These actions include:

•	The sales of Cumberland in September 2003 and Tarpon in October 2004. While the Company recognized a net loss on these sales of approximately $900,00, the Company determined that these sales were critical steps toward reversing the Company’s losses and strengthening the Company’s asset quality and underwriting procedures. A disproportionate amount of the Company’s loan losses were attributable to Cumberland, and management believes that returning the Company to a one-bank holding company has improved the financial strength of the Company.

•	Eliminating the Company’s debt load with a substantial portion of the proceeds of the Cumberland and Tarpon sales.

•	Focus on strengthening underwriting practices. The Company has established a computerized credit analysis department staffed with four full-time employees. Management believes that this department, originally formed in 2000 with one full-time and one part-time employee, has matured and is operating effectively. The board of CNB has also increased its involvement in credit decisions and placed an increased emphasis on credibility in credit and collateral evaluation. As a result of these actions, management believes that the credit “culture” at CNB is significantly improved.

•	Contract the Company’s size and lower its risk profile. As part of its effort to improve the financial strength of the Company, management has contracted the size of the Company by eliminating a number of impaired and higher risk loans, and has also managed a corresponding reduction in deposits.

The Company believes that the above actions have been effective in strengthening the quality of the Company’s assets and in improving the Company’s underwriting practices, as evidenced by the following improvements in the Company’s loan portfolio:

•	A reduction in the aggregate balance of impaired loans from approximately $25.4 million as of December 31, 2002 to approximately $10.1 million as of December 31, 2003 and $8.5 million as of December 31, 2004; and

•	A reduction of the aggregate balance of non-accruing loans from $5.3 million as of December 31, 2002 to $2.4 million as of December 31, 2003, and to $2.1 million at December 31, 2004.

The short-term priority of the Company continues to be strengthening its balance sheet and the quality of its loan portfolio. As a result, the Company continues to focus on credit evaluation and collateral valuation in its lending decisions, and is emphasizing lowered risk profile and minimizing loan losses over growth.

Critical Accounting Policies

The Company has adopted various accounting policies which govern the application of accounting principles generally accepted in the U.S. in the preparation of financial statements. The Company’s significant accounting policies are described in Note 2 to the Company’s consolidated financial statements included in this report. Certain accounting policies require the Company to make significant assumptions and estimates, the use of which has a material impact on the carrying value of certain assets and liabilities, and could potentially result in materially different results under different assumptions and conditions. Management believes that the most critical accounting policy upon which the Company’s financial condition depends, and which involve the most complex or subjective decisions or assessments is the allowance for loan losses.

Arriving at an appropriate level of allowance for loan losses involves a high degree of judgment. CNB’s allowance for loan losses provides for probable losses based upon evaluations of known and inherent risks in the loan portfolio. Management uses historical information to assess the adequacy of the allowance for loan losses as well as the prevailing business environment; as it is affected by changing economic conditions and various external factors, which may impact the portfolio in ways currently unforeseen. The allowance is increased by provisions for loan losses and by recoveries of loans previously charge-off and reduced by loans charged-off.

A review of the loan portfolio by an independent firm is conducted on a semi-annual basis. The purpose of this review is to assess the risk in the loan portfolio and to determine the adequacy of the allowance for loan losses. The review includes analyses of historical performance, the level of non-conforming and rated loans, loan volume and activity, review of loan files and consideration of economic conditions and other pertinent information. Upon completion, the report is approved by the Board and management of the Company. In addition to the above review, CNB’s primary regulator, the OCC, also conducts an annual examination of the loan portfolio. Upon completion, the OCC presents its report of findings to the Board and management of CNB. Information provided from the above two independent sources, together with information provided by the management of CNB and other information known to the Board, are utilized by the Board to monitor, on a quarterly basis, the loan portfolio. Specifically, the

Board attempts to identify risks inherent in the loan portfolio (e.g., problem loans, potential problem loans and loans to be charged off), assess the overall quality and collectibility of the loan portfolio, and determine amounts of the allowance for loan losses and the provision for loan losses to be reported based on the results of their review.

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

Results of Operations

For the years ended December 31, 2004 and 2003, the Company had a net income of $.2 million and net loss of $1.2 million, respectively. For 2004, both basic and diluted income per share of common stock was $.10, versus basic and diluted loss per share of $.60 in 2003. The fluctuation in income is primarily attributable to the $1.2 million gain on the sale of Cumberland in 2003 and the $2.1 million loss on the sale of Tarpon in 2004. Total assets declined by $41.7 million from December 31, 2003 to $139.2 million as of December 31, 2004. The sale of Tarpon accounted for the majority of the decrease in total assets as Tarpon’s assets were approximately $25.7 million as of December 31, 2003. The remaining decline in total assets was a result of the Company’s efforts to reduce higher-risk loans and of its heightened underwriting criteria.

Cash and cash equivalents declined by $14.9 million from December 31, 2003 to $12.6 million as of December 31, 2004. Disregarding the sale of Tarpon, cash and cash equivalents would have declined by $5.2 million.

Securities decreased $1.2 million from $11.8 million as of December 31, 2003 to $10.6 million as of December 31, 2004. The decrease is attributable to the sale of Tarpon. Loans contracted by $22.1 million, to $110.3 million, of which $13.2 million is attributable to the sale of Tarpon, and the remainder is a result of the Company’s planned contraction described above.

Deposits decreased by $38.1 million, from $158.9 million at December 31, 2003 to $120.8 million as of December 31, 2004. The sale of Tarpon accounted for $22.5 million of the decrease in deposits. The remaining decrease is a result of the Company’s planned contraction, as the Company sought to reduce deposits in accordance with the reduction in loans. The Company’s borrowings declined by $2.9 million, to zero, as a portion of the proceeds of the Tarpon sale was used to eliminate the Company’s indebtedness.

Net Interest Income

The Company’s results of operations are determined by its ability to effectively manage interest income and expense, minimize loan and investment losses, generate non-interest income, and control non-interest expense. Since interest rates are determined by market forces and economic conditions beyond the control of the Company, the ability to generate net interest income is dependent upon the Company’s ability to maintain an adequate spread between the rate earned on earning assets and the rate paid on interest-bearing liabilities, such as deposits and borrowings. Thus, net interest income is a key performance measure for the Company.

Presented below are various components of assets and liabilities, interest income and expense as well as their yield/cost for the periods indicated.

	Year Ended December 31, 2004			Year Ended December 31, 2003
	Average Balance	Interest Income/ Expense	Yield/ Cost	Average Balance	Interest Income/ Expense	Yield/ Cost
	(Dollars in thousands)
Interest-bearing bank balances	$4,315	$107	2.48%	$2,964	$84	2.83%
Federal funds sold	10,020	113	1.13%	16,629	203	1.22%
Securities	11,443	408	3.57%	13,538	544	4.02%
Loans, net	127,119	9,290	7.31%	179,469	13,673	7.62%

Total earning assets	$152,897	$9,918	6.49%	$212,600	$14,504	6.82%

Interest bearing deposits	$128,716	$2,783	2.16%	$180,272	$5,466	3.03%
Other borrowings	3,140	315	10.03%	10,866	400	3.68%

Total interest-bearing liabilities	$131,856	$3,098	2.35%	$191,138	$5,866	3.07%

Net yield on earning assets			4.46%			4.06%

The net interest yield is computed by subtracting interest expense from interest income and dividing the resulting figure by average interest-earning assets. Net yield on interest-earning assets for the years ended December 31, 2004 and 2003 was 4.46% and 4.06%, respectively. The cause for the increase in the net yield on interest earning assets from 2003 to 2004 is due to the fact that the decline in the cost of funds (72 basis points) outpaced the decline in the yield on earning assets (33 basis points).

Gross interest income declined by $4.6 million, or 31.6%, from $14.5 million in 2003 to $9.9 million in 2004. Of this decrease, approximately $2.4 million was attributable to the sales of Cumberland and Tarpon. Net interest income, before provision for loan losses, decreased by approximately $1.8 million, or 21.1%, from approximately $8.6 million in 2003 to approximately $6.8 million in 2004. This decrease was less than the 28.1% decrease in average earning assets from $212.6 million in 2003 to $152.9 million in 2004.

Non-Interest Income

Non-interest income for the years ended December 31, 2004 and 2003 amounted to $2.2 million and $(0.7) million, respectively. The 2004 results include a $1.2 million gain on the sale of Tarpon, while the 2003 results include a loss of $2.1 million on the sale of Cumberland. Non-interest income excluding the effects of the gains and losses on the sales of the former subsidiaries amounted to $1.1 million and $1.4 million for 2004 and 2003, respectively. Of this $300,000 decline, approximately $135,000 is attributable to the sales of Cumberland and Tarpon. As a percent of average assets, non-interest income, as adjusted for the effect of the sales of Cumberland and Tarpon, was .67% for 2004 and .62% for 2003.

The following table summarizes the major components of non-interest income for the years ended December 31, 2004 and 2003.

	Year ended December 31,
	2004	2003
	(In thousands)
Service fees on deposit accounts	$994	$1,235
Miscellaneous, other	96	189

Total non-interest income, as diluted	$1,090	$1,424

Gain/(loss) on sale of subsidiary	1,184	(2,089)

Total non-interest income	$2,274	$(665)

Non-Interest Expense

Non-interest expense decreased from $7.9 million in 2003 to $6.0 million in 2004. As a percent of total average assets, non-interest expenses increased from 3.69% in 2003 to 3.90% in 2004. Of the $1.9 million decrease in non-interest expense, approximately $1.8 million is due to the effect of the sales of Cumberland and Tarpon.

The following table summarizes the major components of non-interest expense for the years ended December 31, 2004 and 2003.

	2004	2003
	(In thousands)
Salaries and benefits	$3,118	3,992
Data processing, ATM	349	452
Depreciation, amortization	270	397
Professional fees	648	869
Other operating expenses	1,579	2,144

Total non-interest expense	$5,964	$7,854

Allowance for Loan Losses

During 2004, the allowance for loan losses decreased from $2,675,896 to $2,084,800. During 2004, the allowance for loan losses as a percent of gross loans declined from 1.98% to 1.85%. Net charge-offs during 2004 amounted to $3,070,813, or 2.37% of average loans. Net charge-offs during 2003 amounted to $2,719,044, or 1.49% of average loans. As of December 31, 2004, management considers the allowance for loan losses to be adequate to absorb future losses. However, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses or that additional provisions to the allowance will not be required. For more information about the methods employed and the factors considered in determining the allowance for loan losses, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Critical Accounting Policies” above.

Interest Rate Sensitivity

Net interest income, the Company’s primary source of earnings, fluctuates with significant interest rate movements. To lessen the impact of these margin swings, management seeks to structure the balance sheet so that repricing opportunities exist for both assets and liabilities in roughly equivalent amounts at approximately the same time intervals. Imbalances in these repricing opportunities at any point in time constitute interest rate sensitivity.

Interest rate sensitivity refers to the responsiveness of interest-earning assets and interest-bearing liabilities to changes in market interest rates. The rate sensitive position, or gap, is the difference in the volume of rate sensitive assets and liabilities at a given time interval. The general objective of gap management is to manage rate sensitive assets and liabilities so as to reduce the impact of interest rate fluctuations on the net interest margin. Management generally attempts to maintain a balance between rate sensitive assets and liabilities as the exposure period is lengthened to minimize the Company’s overall interest rate risk.

The asset mix of the balance sheet is continually evaluated in terms of several variables: yield, credit quality, appropriate funding sources and liquidity. To effectively manage the liability mix of the balance sheet, there should be a focus on expanding the various funding sources. The interest rate sensitivity position at December 31, 2004 is presented in the following table. The difference between rate sensitive assets and rate sensitive liabilities, or the interest rate sensitivity gap, is shown at the bottom of the table. Since all interest rates and yields do not adjust at the same pace, the gap is only a general indicator of rate sensitivity.

	Within three months	After three months but within six months	After six months but within one year	After one year but within five years	After five years	Total
	(Dollars in thousands)
EARNING ASSETS:
Deposits in other banks	$43,747	$10,912	$24,287	$30,644	$2,814	$112,404
Loans	—	201	—	7,402	2,966	10,569
Available-for-sale securities	11,504	—	—	—	—	11,504

Federal funds sold	$55,251	$11,113	$24,287	$38,046	$5,780	$134,477

Total earning assets
SUPPORTING SOURCES OF FUNDS:
Interest bearing demand deposits and savings	$23,455	$—	$—	$—	$—	$23,455
Certificates, less than $100M	12,007	15,468	24,655	7,917	—	60,047
Certificates, $100M and over	8,089	2,598	12,272	2,032	—	24,991

Total interest bearing liabilities	$43,551	$18,066	$36,927	$9,949	$—	$108,493

Interest rate sensitivity gap	11,700	(6,953)	(12,640)	28,097	5,780	25,984
Cumulative gap	11,700	4,747	(7,893)	20,204	25,984	25,984
Interest rate sensitivity gap ratio	1.27	.62	.66	3.82	N/A	1.24
Cumulative interest rate sensitivity Gap ratio	1.27	1.08	.92	1.19	1.24	1.24

As evidenced by the table above, at December 31, 2004, the Company was liability sensitive from 3 to 12 months and asset sensitive in all other time periods. In a declining interest rate environment, a liability sensitive position (a gap ratio of less than 1.0) is generally more advantageous since liabilities are repriced sooner than assets. Conversely, in a rising interest rate environment, an asset sensitive position (a gap ratio over 1.0) is generally more advantageous as earning assets are repriced sooner than the liabilities. With respect to the Company, an increase in interest rates would reduce income for the period of three-to-twelve months, and increase income in all other time periods. Conversely, a decline in interest rates will increase income in the period of three-to-twelve months, and reduce income in all other time periods.

As circumstances change, management will seek to structure its rate sensitivity position to best hedge against rapidly rising or falling interest rates. The Asset/Liability Committee of each of the Banks meets on a quarterly basis and develops management’s strategy for the upcoming period. Such strategy includes anticipations of future interest rate movements.

Liquidity

Liquidity represents the ability to provide steady sources of funds for loan commitments and investment activities, as well as to maintain sufficient funds to cover deposit withdrawals and payment of debt and operating obligations. These funds can be obtained by converting assets to cash or by attracting new deposits. Deposits decreased by $38.0 million and $68.6 million, respectively, during 2004 and 2003. In each year, the majority of the decline was caused by the sale of a subsidiary bank, Cumberland in 2003 and Tarpon in 2004. However, the Company also sought to reduce deposits as it encouraged weaker loans to move elsewhere. Below are the pertinent liquidity balances and ratios at December 31, 2004 and 2003:

	December 31, 2004	December 31, 2003
	(Dollars in thousands)
Cash and cash equivalents	$12,461	$27,482
CDs, over $100,000 to total deposits ratio	20.7%	14.4%
Loan to deposit ratio	91.3%	83.3%
Securities to total assets ratio	7.6%	6.5%
Brokered deposits	—	—

Cash and cash equivalents are the primary source of liquidity. At December 31, 2004, cash and cash equivalents amounted to $12.6 million, representing 9.1% of total assets. Securities available for sale provide a secondary source of liquidity. At December 31, 2004, total securities amounted to $10.6 million, representing 7.6% of total assets.

At December 31, 2004, large denomination certificates accounted for 20.7% of total deposits. As a percent of total deposits, large denomination certificates increased from 14.4% at December 31, 2003 to 20.7% at December 31, 2004. Large denomination CDs are generally more volatile than other deposits. As a result, management continually monitors the competitiveness of the rates it pays on its large denomination CDs and periodically adjusts its rates in accordance with market demands. Significant withdrawals of large denomination CDs may have a material adverse effect on the Banks’ liquidity.

Brokered deposits are deposit instruments, such as certificates of deposit, deposit notes, bank investment contracts and certain municipal investment contracts that are issued through brokers and dealers who then offer and/or sell these deposit instruments to one or more investors. As of December 31, 2004, the Company had no brokered deposits in its portfolio.

In October 2004, the Company consummated the sale of Tarpon to an unaffiliated third party, for approximately $6 million. A portion of the proceeds from the sale of Tarpon were used to repay the balance of a loan from the son of one of the Company’s directors ($2,900,000) and to redeem the Company’s Series A Preferred Stock, including all accrued and unpaid dividends ($665,000).

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

Under OCC regulations, the allowance for loan and lease losses will not be considered an element of net profits then on hand for purposes of the above dividend restrictions. Further, under the regulations, a national bank may be able to include a portion of its capital surplus account in net profits, depending on the composition of that account. In general, the regulations do not impair a well-capitalized bank’s ability to make cash payments to its shareholders in the form of a return of capital. CNB’s MOU with the OCC, however, places limits on CNB’s ability to declare and pay dividends, and requires the prior approval of the OCC before CNB may declare a dividend.

Capital Adequacy

There are two primary measures of capital adequacy for banks and bank holding companies: (i) risk-based capital guidelines and (ii) the leverage ratio.

Risk-based capital guidelines measure the amount of a bank’s required capital in relation to the degree of risk perceived in its assets and its off-balance sheet items. Under the risk-based capital guidelines, capital is divided into two “tiers.” Tier 1 capital consists of common shareholders’ equity, non-cumulative and cumulative (bank holding companies only) perpetual preferred stock and minority interest. Goodwill is subtracted from the total. Tier 2 capital consists of the allowance for loan losses, hybrid capital instruments, term subordinated debt and intermediate term preferred stock. Banks are required to maintain a minimum risk-based capital ratio of 8.0%, with at least 4.0% consisting of Tier 1 capital.

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

The table below illustrates the regulatory capital ratios of CNB and the Company at December 31, 2004:

	December 31, 2004	Minimum regulatory requirement
CNB
Tier 1 Capital	13.8%	4.0%
Tier 2 Capital	1.2%	N/A
Total risk-based capital ratio	15.0%	8.0%
Leverage ratio	10.6%	3.0%

Company – Consolidated
Tier 1 Capital	16.3%	4.0%
Tier 2 Capital	1.2%	N/A
Total risk-based capital ratio	17.5%	8.0%
Leverage ratio	12.5%	3.0%

The Bank’s agreement with the OCC impose higher minimum capital ratios on each of the Banks, including a risk-based Tier 1 capital ratio of at least 10%, and a total risk-based capital ratio of at least 11%.

Off-Balance Sheet Arrangements

In the normal course of business, the Company has outstanding various commitments to extend credit in the form of unused loan commitments and standby letters of credit that are not reflected in the Company’s consolidated financial statements. Since these commitments may expire without being exercised, these commitments do not necessarily represent future funding requirements. The Company uses the same credit and collateral policies in making commitments as those it uses in making loans.

As of December 31, 2004 and 2003, the Company had outstanding unused loan commitments of approximately $8.3 million and $5.9 million, respectively. Additionally, standby letters of credit of approximately $800 and $78,000 were outstanding as of December 31, 2004 and 2003, respectively. Various assets collateralize the majority of these commitments. The Company does not anticipate that it will suffer any material losses as a result of these transactions.

Item 7. Financial Statements

The consolidated financial statements of the Company, including notes thereto, and the report of the Company’s independent certified public accountants are included as Exhibit 99.1 to this report and incorporated herein by reference.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 8A. Controls and Procedures

The Company’s Chief Executive Officer has evaluated the Company’s disclosure controls and procedures as of the end of the fiscal year covered by this Report on Form 10-KSB and concluded that the Company’s disclosure controls and procedures are effective. During the fourth quarter of 2004, there were no changes in the Company’s internal control over financial reporting that have materially affected, or that are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 8B. Other Information

Not Applicable

PART III

Item 9. Directors and Executive Officers of the Registrant

Information in response to this item appears under the captions “Election of Directors” and “Ownership of Common Stock” in the Proxy Statement to be filed in connection with the Company’s 2005 Annual Meeting of Shareholders (the “2005 Proxy Statement”) and is incorporated herein by reference.

Item 10. Executive Compensation.

Information in response to this item appears under the captions “Executive Compensation” and “Director Compensation” in the 2005 Proxy Statement and is incorporated herein by reference.

Item 11 Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information in response to this item appears under the captions “Equity Compensation Plan Information” and “Ownership of Common Stock” in the 2005 Proxy Statement is incorporated herein by reference.

Item 12. Certain Relationships and Related Transactions.

Information in response to this item appears under the captions “Related Party Transactions” in the 2005 Proxy Statement is incorporated by reference herein.

Item 13. Exhibits.

Exhibits marked with an asterisk (*) are hereby incorporated by reference to exhibits previously filed by the Registrant as indicated in the description of the exhibit.

Exhibit No.		Description of Exhibit
3.1*	-	Amended and Restated Articles of Incorporation of the Company (incorporated by reference to the Registrant’s Registration Statement on Form S-4/A filed on January 25, 2000 (SEC file no. 333-92407)).

3.2*	-	Amendment to Amended and Restated Articles of Incorporation of the Company, as amended April 8, 2003 (incorporated by reference to Exhibit 3.2 of the Company’s Form 10-KSB filed on April 14, 2004).

3.3*	-	Bylaws of the Company (incorporated by reference to the Company’s Statement on Form S-4/A filed on January 25, 2000 (SEC file no. 333-92407)).

4.1*	-	Non-Voting Series A Preferred Stock Purchase Agreement between the Company and 13 of its directors, effective April 9, 2003 (incorporated by reference to Exhibit 4.1 of the Company’s Form 10-KSB filed on April 14, 2004).

10.1*	-	Stock Purchase and Sale Agreement dated October 21, 2003, between Gulf Atlantic Financial Group, Inc., and the Company (incorporated by reference to the Company’s Definitive Additional Proxy Materials on Schedule 14A Statement filed on January 5, 2004).

10.2*	-	First Amendment to Stock Purchase and Sale Agreement dated January 29, 2004, between Gulf Atlantic Financial Group, Inc., and the Company (incorporated by reference to the Company’s Definitive Schedule 14A Proxy Statement filed on January 30, 2004).

10.3*		Second Amendment to Stock Purchase and Sale Agreement between Community National Bancorporation and Gulf Atlantic Financial Group, Inc., dated June 29, 2004 (incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K filed on July 2, 2004).

10.4*		Third Amendment to Stock Purchase and Sale Agreement between Community National Bancorporation and Gulf Atlantic Financial Group, Inc., dated September 22, 2004 (incorporated by reference to Company’s Form 8-K filed on September 28, 2004)

10.5*	-	Loan and Stock Pledge Agreement dated July 7, 2003, between the Company and Michael E. Ward (incorporated by reference to Exhibit 10.3 of the Company’s Form 10-KSB filed on April 14, 2004).

10.6*	-	Promissory Note dated July 7, 2003 from the Company to Michael E. Ward (incorporated by reference to Exhibit 10.4 of the Company’s Form 10-KSB filed on April 14, 2004).

10.7*	-	Forbearance Agreement dated July 7, 2003 between the Company and Michael E. Ward (incorporated by reference to Exhibit 10.5 of the Company’s Form 10-KSB filed on April 14, 2004).

14.1*	-	Code of Ethics (incorporated by reference to the Company’s Definitive Schedule 14A Proxy Statement filed on April 28, 2004).

21.1	-	Subsidiaries of the Company.

31.1	-	Certification Pursuant to Rule 13a-14(a) and Rule 15d-14(a).

32.1	-	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	-	Financial Statements and Report of Independent Registered Public Accounting Firm

Item 14. Principal Accountant Fees and Services.

Information in response to this item appears under the caption “Fees Paid to Our Independent Auditors” in the 2005 Proxy Statement is incorporated herein by reference.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 30th day of March, 2005.

COMMUNITY NATIONAL BANCORPORATION

/s/ Theron G. Reed
President and Chief Executive Officer
(principal executive, financial and accounting officer)

In accordance with the requirements Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date
/s/ Theron G. Reed Theron G. Reed	President, Chief Executive Officer	March 30, 2005

Sara Ruth Raines	Chairman of the Board and Director

/s/ T. Brinson Brock, Sr. T. Brinson Brock, Sr.	Director	March 30, 2005

/s/ Willis R. Collins Willis R. Collins	Director	March 30, 2005

/s/ Shirley Crawford Shirley Crawford	Director	March 30, 2005

/s/ Donald M. Crews Donald M. Crews	Director	March 30, 2005

/s/ Benny Warren Denham Benny Warren Denham	Director	March 30, 2005

/s/ Lloyd Greer Ewing Lloyd Greer Ewing	Director	March 30, 2005

/s/ Bobby Y. Franklin Bobby Y. Franklin	Director	March 30, 2005

/s/ Grady Elmer Moore Grady Elmer Moore	Director	March 30, 2005

Joe S. Sheppard	Director

/s/ Benjamin E. Walker Benjamin E. Walker	Director	March 30, 2005

/s/ Jimmie Ann Ward Jimmie Ann Ward	Director	March 30, 2005

/s/ Freddie J. Weston, Jr. Freddie J. Weston, Jr.	Director	March 30, 2005

EXHIBIT INDEX

Exhibit No.	Description of Exhibit
21.1	Subsidiaries of the Company.

31.1	Certification Pursuant to Rule 13a-14(a) and Rule 15d-14(a).

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Financial Statements and Report of Independent Registered Public Accounting Firm