Form 10QSB
period 2005-03-31
COMMUNITY NATIONAL BANCORPORATION
filed 2005-05-13
CIK 855386

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549
                ___________________________________________

                                 FORM 10-QSB

[X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                            EXCHANGE ACT OF 1934

                For the quarterly period ended March 31, 2005.

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

      As of May 12, 2005, the issuer had outstanding 2,008,595 shares of Common Stock, no par value.

      Transitional Small Business Disclosure Format    Yes        No  X
                                                           ----      ----


                            PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
-----------------------------

                      COMMUNITY NATIONAL BANCORPORATION
                              ASHBURN, GEORGIA
                         CONSOLIDATED BALANCE SHEETS

                                  ASSETS
                                  ------
                                                      (Unaudited)    (Audited)
                                                       March 31,    December 31,
                                                         2005           2004
                                                         ----           ----
Cash and due from banks                             $  2,056,225   $  1,136,527
Federal funds sold                                     7,452,000     11,504,000
                                                     -----------    -----------
Total Cash and Cash Equivalents                        9,508,225     12,640,527
Securities:
Available for sale, at fair values                     9,668,390     10,568,640
Loans, net                                           110,039,419    110,319,197
Property and equipment, net                            2,525,906      2,548,750
Other real estate owned                                  679,611        536,892
Other assets                                           2,396,298      2,551,309
                                                     -----------    -----------
Total Assets                                        $134,817,849   $139,165,315
                                                     ===========    ===========

                    LIABILITIES AND SHAREHOLDERS' EQUITY
                    ------------------------------------
Liabilities:
Deposits
  Non-interest bearing deposits                     $ 10,082,021   $ 12,346,906
  Interest bearing deposits                          106,374,575    108,493,349
                                                     -----------    -----------
  Total deposits                                     116,456,596    120,840,255

Other liabilities                                        627,314        463,932
                                                     -----------    -----------
  Total Liabilities                                 $117,083,910   $121,304,187
                                                     -----------    -----------

Commitments and contingencies

Shareholder's Equity:
Preferred stock, no par value,
  10,000,000 shares authorized,
  0 shares issued and outstanding                   $     -  -     $     -  -
Common stock, no par value,
  50,000,000 shares authorized,
  2,008,595 shares issued and outstanding             11,488,452     11,488,452
Retained earnings                                      6,317,692      6,324,343
Unrealized gain (loss) on securities, net                (72,205)        48,333
                                                     -----------    -----------
  Total Shareholders' Equity                        $ 17,733,939   $ 17,861,128
                                                     -----------    -----------
Total Liabilities and Shareholders' Equity          $134,817,849   $139,165,315
                                                     ===========    ===========


            Refer to notes to the consolidated financial statements.



                    COMMUNITY NATIONAL BANCORPORATION
                           ASHBURN, GEORGIA
               UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

                                                       For the quarter ended
                                                             March 31,
                                                    ---------------------------
                                                         2005           2004
                                                         ----           ----
Interest income                                     $  2,236,148   $  2,548,653
Interest expense                                         632,338        812,871
                                                     -----------    -----------
Net interest income                                    1,603,810      1,735,782

Provisions for possible loan losses                      475,000        590,000
                                                     -----------    -----------

Net interest income
 after provisions for possible loan losses             1,128,810      1,145,782
                                                     -----------    -----------

Other Income:
Service charges                                          206,309        248,684
Other fees                                                80,002         37,639
Loss on sale of other real estate owned                   (1,228)       (14,682)
Gain (loss) on settlement
 of assets and securities                                 27,341         (4,359)
                                                     -----------    -----------
Total other income                                       312,424        267,282
                                                     -----------    -----------

Salaries and benefits                                    692,632        822,821
Advertising and business development                      20,659         17,758
Repairs and maintenance                                   36,783         48,186
Depreciation and amortization                             45,573         73,048
Legal and professional                                    80,436        122,780
Data processing                                           56,076         83,660
Regulatory fees and assessments                           35,207         46,309
Other operating expenses                                 241,577        331,059
                                                     -----------    -----------
Total other expenses                                   1,208,943      1,545,621
                                                     -----------    -----------

Net income (loss) before taxes                           232,291       (132,557)
Income tax (benefit)                                      38,102        (42,863)
                                                     -----------    -----------

Net income/(loss)                                   $    194,189   $    (89,694)
                                                     ===========    ===========

Basic income/(loss) per share                       $       0.10   $      (0.04)
                                                     ===========    ===========

Diluted income/(loss) per share                     $       0.10   $      (0.04)
                                                     ===========    ===========


           Refer to notes to the consolidated financial statements.




                     COMMUNITY NATIONAL BANCORPORATION
                             ASHBURN, GEORGIA
              UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                       For the quarter ended
                                                             March 31,
                                                    ---------------------------
                                                         2005           2004
                                                         ----           ----
Cash flows from operating activities                $  1,033,098   $    807,145
                                                     -----------    -----------

Cash flows from investing activities:
  (Increase) in other real estate owned             $   (142,719)  $   (176,711)
  Securities, available-for-sale:
    Purchase of securities                                -  -       (4,500,000)
    Maturity and paydowns                                779,769      6,580,000
  (Increase) in loans, net                              (195,222)     1,663,717
  Purchase of property and equipment                     (22,729)       (13,409)
                                                     -----------    -----------
    Net cash provided by investing activities       $    419,099   $  3,553,597
                                                     -----------    -----------

Cash flows from financing activities:
  Payment of dividends                              $   (200,840)  $     -  -
  Decrease in customers' deposits                     (4,383,659)    (9,315,350)
                                                     -----------    -----------
    Net cash used for financing activities          $ (4,584,499)  $ (9,315,350)
                                                     -----------    -----------

Net (decrease) in cash and cash equivalents         $ (3,132,302)  $ (4,954,608)
Cash and cash equivalents, beginning of period        12,640,527     27,482,214
                                                     -----------    -----------
Cash and cash equivalents, end of period            $  9,508,225   $ 22,527,606
                                                     ===========    ===========


               Refer to notes to the consolidated financial statements.

                      COMMUNITY NATIONAL BANCORPORATION
                             ASHBURN, GEORGIA
     CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (UNAUDITED)
           FOR THE THREE-MONTH PERIODS ENDED MARCH 31, 2004 AND 2005


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
                =========  ==========  =======  =========  =======  ==========

-------------------------------------

Balance,
 December 31,
 2004           2,008,595 $11,488,452 $  - -   $6,324,343 $ 48,333 $17,861,128
                ---------  ----------  -------  ---------  -------  ----------

Comprehensive Income:
---------------------
Net income,
 three-month
 period ended
 March 31, 2005    - -         - -       - -      194,189   - -        194,189

Net unrealized
 loss on
 securities,
 three-month
 period ended
 March 31, 2005    - -         - -       - -       - -    (120,538)   (120,538)
                ---------  ----------  -------  ---------  -------  ----------

Total
 comprehensive
 income            - -         - -       - -      194,189 (120,538)     73,651

Dividends paid     - -         - -       - -     (200,840)  - -       (200,840)
                ---------  ----------  -------  ---------  -------  ----------

Balance,
 March 31,
 2005           2,008,595 $11,488,452 $  - -   $6,317,692 $(72,205)$17,733,939
                =========  ==========  =======  =========  =======  ==========


           Refer to notes to the consolidated financial statements.



                         COMMUNITY NATIONAL BANCORPORATION
                                 ASHBURN, GEORGIA
                     NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
                                  MARCH 31, 2005


NOTE 1 - BASIS OF PRESENTATION

     The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. These statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in Form 10-KSB for the year ended December 31, 2004.

NOTE 2 - ORGANIZATION OF THE BUSINESS

     Community National Bancorporation, Ashburn, Georgia (the "Company") was organized in August 1989 to serve as a holding company for a proposed de novo bank, Community National Bank, Ashburn, Georgia ("CNB"). CNB was capitalized with approximately $3.4 million when it commenced operations in August 1990. During 1998, the Company issued and sold 400,000 shares of its common stock at $10.00 per share. The public offering yielded approximately $4 million, all of which was invested in 1999, in a de novo bank, Cumberland National Bank, St. Mary's, Georgia ("Cumberland"). In February 2000, the Company purchased Tarpon Financial Corporation, Tarpon Springs, Florida, a one-bank holding company with respect to First National Bank, Tarpon Springs, Florida ("Tarpon"). During calendar years 2003 and 2004, the Company sold Cumberland and Tarpon, respectively, to unrelated third parties, leaving the Company with CNB as its sole subsidiary bank. CNB was chartered by and is currently regulated by the Office of the Comptroller of the Currency (the "OCC"). CNB primarily engages in the business of obtaining deposits and providing commercial, consumer and real estate loans to the general public. Bank deposits are each insured up to $100,000 by the Federal Deposit Insurance Corporation (the "FDIC") subject to certain limitations imposed by the FDIC.


NOTE 3 - INVESTMENT SECURITIES

      Information pertaining to securities with gross unrealized losses at March 31, 2005, aggregated by investment category and further segregated by the length of time (less than or over twelve months) that the securities have been in a continuous loss position follows:

                         Less than             Over
                       Twelve Months       Twelve Months             Total
                    -------------------  -----------------    ------------------
                    Fair     Unrealized  Fair   Unrealized    Fair    Unrealized
Description         Value       Loss     Value     Loss       Value      Loss
-----------         -----       ----     -----     ----       -----      ----
U.S. Agency and
 Government
 Corporations     $6,317,656 $(182,344) $984,375 $(15,625) $7,302,031 $(197,969)
                   =========  ========   =======  =======   =========  ========

      At March 31, 2005, unrealized losses in the securities portfolio amounted to $197,969 representing 2.05% of the total portfolio. All of the unrealized losses relate to U.S. Agency securities and securities of U.S. government corporations. These unrealized losses were caused by fluctuations in market interest rates, rather than concerns over the credit quality of the issuers.
The Company believes that the U.S. Agencies and government corporations will continue to honor their interest payments on time as well as the full debt at maturity. Because the unrealized losses are due to fluctuations in the interest rate, and no credit-worthiness factors exist, the Company believes that the investments are not considered other-than-temporarily impaired.


NOTE 4 - RECENT ACCOUNTING PRONOUNCEMENTS

      EXCHANGES OF NONMONETARY ASSETS: In December 2004, the FASB issued SFAS 153, "Exchanges of Nonmonetary Assets", an amendment to APB Opinion No. 29, "Accounting for Nonmonetary Transactions." This statement amends the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged and more broadly provides for exceptions regarding exchanges of nonmonetary assets that do not have commercial substance. This Statement is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The adoption of this standard is not expected to have a material impact on the Company's financial condition, results of operations, or liquidity.

      SHARE-BASED PAYMENT: In December 2004, the FASB issued Statement No. 123(R), "Share-Based Payment." Statement No. 123(R) requires companies to recognize in the income statement the grant-date fair value of stock options and other equity-based compensation issued to employees. The revised Statement generally requires that companies account for these share-based transaction using the fair-value-based method, and eliminates a company's ability to account for these transactions using the intrinsic value method of accounting in APB Opinion No. 25. For small business issuers, Statement No. 123(R) is effective as of the beginning of the first interim or annual reporting period that begins after December 15, 2005. The Company has not yet determined the exact impact the new standard will have on its consolidated financial statements. The above disclosures, as required by FASB Statement No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of FASB Statement No. 123," provide detail as to its results of operations as if it had applied the fair value based method and recognition provisions of Statement No. 148 to stock-based employee compensation to the current reporting periods.

      MEANING OF OTHER THAN TEMPORARY IMPAIRMENT: In March 2004, the Financial Accounting Standards Board (FASB) Emerging Issues Task Force (EITF) released Issue 03-01, "Meaning of Other Than Temporary Impairment," which addressed other-than-temporary impairment for certain debt and equity investments. The recognition and measurement requirements of Issue 03-01, and other disclosure requirements not already implemented, were effective for periods beginning after June 15, 2004. In September 2004, the FASB staff issued FASB Staff Position
(FSP) EITF 03-1-1, which delayed the effective date for certain measurement and recognition guidance contained in Issue 03-01. The FSP requires the application of pre-existing other-than-temporary guidance during the period of delay until a final consensus is reached. Management does not anticipate the issuance of the final consensus will have a material impact on the Company's financial condition, results of operations, or liquidity.

      LOAN COMMITMENTS: On March 9, 2004, the SEC issued Staff Accounting Bulletin 105 (SAB 105), "Application of Accounting Principles to Loan Commitment" stating that the fair value of loan commitments is to be accounted for as a derivative instrument under SFAS 133, but the valuation of such commitment should not consider expected future cash flows related to servicing of the future loan.

      The Company adopted the provisions of SAB 105 as of January 1, 2004. Adoption of SAB 105 did not result in a material impact on the Company's financial condition, results of operations, or liquidity.

      ACCOUNTING FOR CERTAIN LOANS OR DEBT SECURITIES ACQUIRED IN A TRANSFER:
In December 2003, the American Institute of Certified Public Accountants issued Statement of Position (SOP) 03-3, "Accounting for Certain Loans or Debt Securities Acquired in a Transfer." SOP 03-3 requires acquired loans, including debt securities, to be recorded at the amount of the purchaser's initial investment and prohibits carrying over valuation allowances from the seller for those individually-evaluated loans that have evidence of deterioration in credit quality since origination, and it is probable all contractual cash flows on the loan will be unable to be collected. SOP 03-3 also requires the excess of all undiscounted cash flows expected to be collected at acquisition over the purchaser's initial investment to be recognized as interest income on a level-yield basis over the life of the loan. Subsequent increases in cash flows expected to be collected are recognized as impairment. Loans carried at fair value, mortgage loans held for sale, and loans to borrowers in good standing under revolving credit agreements are excluded from the scope of SOP 03-3. The guidance is effective for loans acquired in fiscal years beginning after December 15, 2004 and is not expected to have a material impact on the Company's financial condition, results of operations, or liquidity.

      ACCOUNTING FOR CERTAIN FINANCIAL INSTRUMENTS WITH CHARACTERISTICS OF BOTH LIABILITIES AND EQUITY: In May 2003, the FASB issued SFAS 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." This statement establishes standards for classifying and measuring certain financial instruments that embody obligations of the issuer and have
characteristics of both liabilities and equity.    The provisions of SFAS 150
became effective June 1, 2003, for all financial instruments created or modified after May 31, 2003, and otherwise became effective as of July 1, 2003. The adoption of this standard did not have a material impact on the Company's financial condition, results of operations, or liquidity.

      In December 2003, the FASB deferred for an indefinite period the application of the guidance in SFAS 150 to noncontrolling interest that are classified as equity in the financial statement of a subsidiary but would be classified as a liability in the parent's financial statements under SFAS 150. The deferral is limited to mandatorily redeemable noncontrolling interest associated with finite-lived subsidiaries. Management does not believe any such applicable entities exist as of March 31, 2005, but will continue to evaluate the applicability of this deferral to entities which may be consolidated as a result of FASB Interpretation No. 46 (FIN 46), "Consolidation of Variable Interest Entities."

      CONSOLIDATION OF VARIABLE INTEREST ENTITIES: In January 2003, the FASB issued FIN 46, which provides guidance on how to identify a variable interest entity (VIE) and determine when the assets, liabilities, noncontrolling interests, and the results of operations of a VIE are to be included in an entity's consolidated financial statements. A VIE exists when either the total equity investment is at risk is not sufficient to permit the entity to finance its activities itself, or the equity investors lack one of three characteristics associated with owning a controlling financial interest. Those characteristics include the direct and indirect ability to make decisions about the entity's activities through voting rights or similar rights, the obligation to absorb the expected losses of an entity if they occur, or the right to receive the expected residual returns of the entity if they occur.

      In December 2003, the FASB reissued FIN 46 with certain modifications and clarifications. Application of this guidance was effective for interests in certain VIEs commonly referred to as special-purpose entities (SPEs) as of December 31, 2003. Application for all other types of entities was required as of March 31, 2004, unless previously applied. Adoption of FIN 46 did not result in a material impact on the Company's financial condition, results of operations, or liquidity.


Item 2.  Management Discussion and Analysis of Financial Condition and Results
------------------------------------------------------------------------------
         of Operation.
         -------------

      The purpose of the disclosure in this section is to convey information relating to the financial condition and results of operations of the Company that may not be readily apparent from a review of the consolidated financial statements and the notes thereto appearing elsewhere in this report. The following discussion of the Company's financial condition and results of operations should be read in conjunction with the Company's consolidated financial statements and related notes.

      Certain statements that the Company may make from time to time, including statements contained in this report constitute "forward-looking statements" within the meaning of the federal securities laws. Forward-looking statements include all statements other than statements of historical fact, and may sometimes be identified by words such as "estimate," "plan," "intend," "expect," "anticipate," "believe," "will" and similar expressions used in conjunction with, among other things, discussions of plans, objectives, future operations, financial performance or other events. Such forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties. Factors that could cause the actual results to differ materially from those expressed in any forward-looking statement made by, or on behalf of, the Company include the following, some of which are described in greater detail in this report: (i) the effect of changes in laws and regulations, including federal and state banking laws and regulations, with which the Company or its subsidiary banks must comply, and the associated costs of compliance with such laws and regulations either currently or in the future; (ii) the effect of changes in accounting policies and practices, as may be adopted by the regulatory agencies as well as by the Financial Accounting Standards Board, or of changes in the Company's organization, compensation and benefit plans; (iii) the effect on the Company's competitive position within its market area of the increasing consolidation within the banking and financial services industries, including the increased competition from larger regional and out-of-state banking organizations as well as non-bank providers of various financial services;
(iv) the inability of the Company or CNB to comply with the terms of their agreements with banking regulators; (v) the effect of changes in interest rates; and (vi) the effect of changes in the business cycle and downturns in local, regional or national economies.

      The foregoing list of important factors is not exclusive. Readers are cautioned not to place undue reliance on any forward-looking statements.
The Company does not undertake to update any forward-looking statement, whether written or oral, that it or its agents may make from time to time.


CRITICAL ACCOUNTING POLICIES

      The Company has adopted various accounting policies which govern the application of accounting principles generally accepted in the U.S. in the preparation of financial statements. The Company's significant accounting policies are described in Note 2 to the Company's consolidated financial statements included in its Form 10-KSB for the fiscal year ended December 31, 2004. Certain accounting policies require the Company to make significant assumptions and estimates, the use of which has a material impact on the carrying value of certain assets and liabilities, and could potentially result in materially different financial results under different assumptions and conditions. For further discussion of the accounting policies that management believes are the most critical upon which the Company's financial condition depends, and which involve the most complex or subjective decisions or assessments, see the discussion of critical accounting policies under "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's Form 10-KSB for the fiscal year ended December 31, 2004.


RESULTS OF OPERATIONS

      THREE MONTHS ENDED MARCH 31, 2005 COMPARED TO THREE MONTHS ENDED MARCH 31, 2004

      For the three-month period ended March 31, 2005, net income amounted to $194,189, or $.10 per share, both basic and diluted. For the three-month period ended March 31, 2004, the Company had a net loss of $89,694, or $(0.04) per share, both basic and diluted. The increase in net income was primarily attributable to a decrease of $115,000 in provision for loan losses; a decrease of approximately $336,678 in operating expenses and an increase of approximately $45,142 in non-interest income.


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

      Net interest income, before provision for possible loan losses, was $1.6 million for the three-month period ended March 31, 2005 as compared to $1.7 million for the corresponding period ended March 31, 2004. For the three-month period ended March 31, 2005, the Company's average earning assets were $129.7 million as compared to $162.0 million for the three-month period ended March 31, 2004, a decrease of $32.3 million. Earning assets include federal funds sold, securities and net loans. Approximately $23.3 million of the above $32.3 million decrease is attributable to the sale of Tarpon in October 2004, and approximately $9.0 million is a result of loan reductions at CNB, as the Company continues its efforts to reduce higher-risk loans and strengthen the quality of its loan portfolio.

      Due to the decrease in average earning assets of approximately $32.3 million, gross interest income declined from $2.5 million for the three months ended March 31, 2004 to $2.2 million for the three months ended March 31, 2005. Interest expense declined from $0.8 million for the three months ended March 31, 2004 to $0.6 million for the three months ended March 31, 2005, due to a decrease in interest-bearing liabilities. Interest-bearing deposits averaged $107.5 million for the three-month period ended March 31, 2005 as compared to $141 million for the comparable period ended March 31, 2004.

      Average net interest yield is computed by subtracting interest expense from interest income and dividing the resulting figure by average earning assets for the periods in question. Net yield on average earning assets for the periods ended March 31, 2005 and March 31, 2004 was 4.94% and 4.30%, respectively. The increase in net interest yield is primarily attributable to the increase in yield on earning assets, from 6.30% for the three-month period ended March 31, 2004 to 6.90% for the three month period ended March 31, 2005. The increase in the yield exceeded the increase in the cost of funds , from 2.31% for the period ended March 31, 2004 to 2.35% for the period ended March 31, 2005.

      PROVISION FOR LOAN LOSSES

      The provision for loan losses during the three-month period ended March 31, 2005 was $475,000, as compared to $590,000 for the three-month period ended March 31, 2004. Net charge-offs for the three-month periods ended March 31, 2005 and 2004 amounted to $719,395 and $643,810, respectively.

      Management will continue to focus on reducing the Company's risk profile and increasing the quality of its assets rather than on growth.

      As of March 31, 2005, the Company's allowance for loan losses amounted to $1,840,405, or 1.64% of gross loans, as compared to $2,084,800, or 1.85% of gross loans as of December 31, 2004. Management considers the allowance for loan losses to be adequate to absorb future losses. However, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses or that additional provisions to the allowance will not be required.


      NON-INTEREST INCOME

      Non-interest income increased from approximately $267,000 during the three-month period ended March 31, 2004 to $312,000 during the three-month period ended March 31, 2005. The primary cause of this increase was due to gains on settlement of securities and to miscellaneous fees. As a percentage of average assets, non-interest income increased from 0.61% for the three-month period ended March 31, 2004 to 0.71% for the three-month period ended March 31, 2005.

      NON-INTEREST EXPENSE

      Non-interest expense declined from $1.5 million for the three-month period ended March 31, 2004 to $1.2 million as of March 31, 2005, primarily due to the sale of Tarpon and the continuing contraction in the Company's size. As a percentage of average assets, non-interest expense decreased from 3.51% during the three-month period ended March 31, 2004 to 2.75% during the three-month period ended March 31, 2005. Expense items with the largest decline included salaries, benefits, legal and professional, depreciation and data processing.


LIQUIDITY

      Liquidity represents the ability to provide steady sources of funds for loan commitments and investment activities, as well as to maintain sufficient funds to cover deposit withdrawals and payment of debt and operating obligations. Below are the pertinent liquidity balances and ratios as of March 31, 2005 and December 31, 2004:

                                             March 31,    December 31,
                                               2005           2004
                                               ----           ----
                                              (Dollars in thousands)
      Cash and cash equivalents               $9,508         $12,461
      CDs, over $100,000
         to total deposits ratio               15.0%           20.7%
      Loan to deposit ratio                    94.5%           91.3%
      Securities to total assets ratio          7.2%            7.6%
      Brokered deposits                         --              --

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


CAPITAL ADEQUACY

      The Company opened for business in 1990 with $3.4 million in its capital accounts. By March 31, 2005, the capital accounts had increased to $17.7 million through the sale of additional common stock and through retained earnings. As evidenced by the table below, CNB complies with the minimum capital guidelines for "well capitalized" banks. Below are the capital ratios of CNB, as well as the minimum capital guidelines for "well capitalized" banks.

                                                            Minimum
                                                           Regulatory
                                      March 31, 2005       Requirement
                                      --------------       -----------
   CNB
   ---
     Tier 1 Capital Ratio                  14.1%               4.0%
     Total Risk-Based Capital Ratio        15.3%               8.0%
     Leverage Ratio                        11.0%               4.0%

   Company--Consolidated
   ---------------------
     Tier 1 Capital Ratio                  16.5%               4.0%
     Total Risk-Based Capital Ratio        17.7%               8.0%
     Leverage Ratio                        12.9%               4.0%

      CNB is subject to an informal agreement with the OCC which imposes higher minimum capital ratios, including a risk-based Tier 1 capital ratio of at least 10.0%, and a total risk-based capital ratio of at least 11.0%.

      During the three-month period ended March 31, 2005, total assets decreased by $4.5 million, to $134.7 million. This decline in assets was effected by management in order to achieve higher capital ratios and higher quality of assets. During the three-month period ended March 31, 2005, cash and cash equivalents decreased by $3.1 million, to $9.5 million; securities decreased by $0.9 million, to $9.7 million; loans decreased by $0.3 million to $110.3 million; and other assets declined by $0.2 million to $5.6 million. To accommodate the decline in assets, deposits declined by $4.4 million to $116.5 million and the capital accounts decreased by $0.1 million to $17.7 million.


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

      As of March 31, 2005, the Company had outstanding unused loan commitments of approximately $10.2 million. There were no letters of credit outstanding at March 31, 2005. Various assets collateralize the majority of these commitments. The Company does not anticipate that it will suffer any material losses as a result of these transactions.

ITEM 3.  CONTROLS AND PROCEDURES
--------------------------------

      Management has developed and implemented a policy and procedures for reviewing disclosure controls and procedures and internal controls over financial reporting on a quarterly basis. Management, including the Chief Executive Officer (the Company's principal executive and financial officer), evaluated the effectiveness of the design and operation of disclosure controls and procedures as of March 31, 2005 and, based on their evaluation, the Company's Chief Executive Officer concluded that the Company's controls and other procedures that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the repots that it files under the Securities Exchange Act is accumulated and communicated to management, including the principal executive and financial officers, as appropriate to allow timely decisions regarding required disclosure. There were no changes in the Company's internal control over financial reporting during the Company's last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.



                          PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS.
------------------

The following exhibits are filed with this report:

          31.1 - Certification of Principal Executive and Financial Officer pursuant to 18 U.S.C. Section 1350

          32.1 - Certification of Principal Executive and Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002



                                    SIGNATURES

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

Date: May 12, 2005