Form 10QSB
period 2005-06-30
COMMUNITY NATIONAL BANCORPORATION
filed 2005-08-15
CIK 855386

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549
                ___________________________________________

                                 FORM 10-QSB

[X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                            EXCHANGE ACT OF 1934

                For the quarterly period ended June 30, 2005.

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

      As of August 12, 2005, the issuer had outstanding 2,008,595 shares of Common Stock, no par value.

      Transitional Small Business Disclosure Format    Yes        No  X
                                                           ----      ----


                            PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
-----------------------------

                      COMMUNITY NATIONAL BANCORPORATION
                              ASHBURN, GEORGIA
                         CONSOLIDATED BALANCE SHEETS

                                  ASSETS
                                  ------
                                                      (Unaudited)    (Audited)
                                                        June 30,    December 31,
                                                         2005           2004
                                                         ----           ----
Cash and due from banks                             $  2,719,611   $  1,136,527
Federal funds sold                                     4,355,000     11,504,000
                                                     -----------    -----------
Total Cash and Cash Equivalents                        7,074,611     12,640,527
Securities:
Available for sale, at fair values                     9,727,425     10,568,640
Loans, net                                           111,427,657    110,319,197
Property and equipment, net                            2,477,773      2,548,750
Other real estate owned                                  912,411        536,892
Other assets                                           2,573,298      2,551,309
                                                     -----------    -----------
Total Assets                                        $134,193,175   $139,165,315
                                                     ===========    ===========

                    LIABILITIES AND SHAREHOLDERS' EQUITY
                    ------------------------------------
Liabilities:
Deposits
  Non-interest bearing deposits                     $  8,713,952   $ 12,346,906
  Interest bearing deposits                          106,707,722    108,493,349
                                                     -----------    -----------
  Total deposits                                     115,421,674    120,840,255

Other liabilities                                        732,516        463,932
                                                     -----------    -----------
  Total Liabilities                                 $116,154,190   $121,304,187
                                                     -----------    -----------

Commitments and contingencies

Shareholder's Equity:
Preferred stock, no par value,
  10,000,000 shares authorized,
  0 shares issued and outstanding                   $     -  -     $     -  -
Common stock, no par value,
  50,000,000 shares authorized,
  2,008,595 shares issued and outstanding             11,488,452     11,488,452
Retained earnings                                      6,583,849      6,324,343
Unrealized gain (loss) on securities, net                (33,316)        48,333
                                                     -----------    -----------
  Total Shareholders' Equity                        $ 18,038,985   $ 17,861,128
                                                     -----------    -----------
Total Liabilities and Shareholders' Equity          $134,193,175   $139,165,315
                                                     ===========    ===========


            Refer to notes to the consolidated financial statements.



                    COMMUNITY NATIONAL BANCORPORATION
                           ASHBURN, GEORGIA
               UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

                                                      For the six months ended
                                                               June 30,
                                                    ---------------------------
                                                         2005           2004
                                                         ----           ----
Interest income                                     $  4,545,980   $  5,078,550
Interest expense                                       1,307,389      1,584,568
                                                     -----------    -----------
Net interest income                                    3,238,591      3,493,982

Provisions for possible loan losses                      725,000      2,568,000
                                                     -----------    -----------

Net interest income
 after provisions for possible loan losses             2,513,591        925,982
                                                     -----------    -----------

Other Income:
Service charges                                          435,344        520,789
Other fees                                               140,224        124,481
Loss on sale of other real estate owned                      (42)       (52,583)
Gain (loss) on settlement
 of assets and securities                                 42,058         (4,698)
                                                     -----------    -----------
Total other income                                       617,584        587,989
                                                     -----------    -----------

Salaries and benefits                                  1,332,903      1,617,299
Advertising and business development                      40,259         39,707
Repairs and maintenance                                   71,210         94,814
Depreciation and amortization                             95,606        146,096
Legal and professional                                   153,365        335,664
Data processing                                          112,234        162,093
Regulatory fees and assessments                           69,713         91,499
Other operating expenses                                 472,783        666,249
                                                     -----------    -----------
Total other expenses                                   2,348,073      3,153,421
                                                     -----------    -----------

Net income (loss) before taxes                           783,102     (1,639,450)
Income tax (benefit)                                     322,756       (503,855)
                                                     -----------    -----------

Net income/(loss)                                   $    460,346   $ (1,135,595)
                                                     ===========    ===========

Basic income/(loss) per share                       $       0.23   $      (0.57)
                                                     ===========    ===========

Diluted income/(loss) per share                     $       0.23   $      (0.57)
                                                     ===========    ===========


           Refer to notes to the consolidated financial statements.



                    COMMUNITY NATIONAL BANCORPORATION
                           ASHBURN, GEORGIA
               UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

                                                     For the three months ended
                                                               June 30,
                                                    ---------------------------
                                                         2005           2004
                                                         ----           ----
Interest income                                     $  2,309,832   $  2,529,897
Interest expense                                         675,051        771,697
                                                     -----------    -----------
Net interest income                                    1,634,781      1,758,200

Provisions for possible loan losses                      250,000      1,978,000
                                                     -----------    -----------

Net interest income (loss)
 after provisions for possible loan losses             1,384,781       (219,800)
                                                     -----------    -----------

Other Income:
Service charges                                          229,035        272,105
Other fees                                                60,222         86,842
Gain (loss on sale of other real estate owned              1,186        (37,901)
Gain (loss) on settlement
 of assets and securities                                 14,717           (339)
                                                     -----------    -----------
Total other income                                       305,160        320,707
                                                     -----------    -----------

Salaries and benefits                                    640,271        794,478
Advertising and business development                      19,600         21,949
Repairs and maintenance                                   34,427         46,628
Depreciation and amortization                             50,033         73,048
Legal and professional                                    72,929        212,884
Data processing                                           56,158         78,433
Regulatory fees and assessments                           34,506         45,190
Other operating expenses                                 231,206        335,190
                                                     -----------    -----------
Total other expenses                                   1,139,130      1,607,800
                                                     -----------    -----------

Net income (loss) before taxes                           550,811     (1,506,893)
Income tax (benefit)                                     284,654       (460,992)
                                                     -----------    -----------

Net income/(loss)                                   $    266,157   $ (1,045,901)
                                                     ===========    ===========

Basic income/(loss) per share                       $       0.13   $      (0.52)
                                                     ===========    ===========

Diluted income/(loss) per share                     $       0.13   $      (0.52)
                                                     ===========    ===========


           Refer to notes to the consolidated financial statements.




                     COMMUNITY NATIONAL BANCORPORATION
                             ASHBURN, GEORGIA
              UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                      For the six months ended
                                                             June 30,
                                                    ---------------------------
                                                         2005           2004
                                                         ----           ----
Cash flows from operating activities                $  1,445,730   $  1,271,124
                                                     -----------    -----------

Cash flows from investing activities:
  (Increase) in other real estate owned             $   (375,519)  $    (12,700)
  Securities, available-for-sale:
    Purchase of securities                                -  -       (7,500,000)
    Maturity and paydowns                                841,383      7,329,900
  (Increase) in loans, net                            (1,833,460)      (751,717)
  Purchase of property and equipment                     (24,629)       (11,787)
                                                     -----------    -----------
    Net cash provided by investing activities       $ (1,392,225)  $   (946,304)
                                                     -----------    -----------

Cash flows from financing activities:
  Payment of dividends                              $   (200,840)  $     -  -
  Decrease in customers' deposits                     (5,418,581)   (14,782,108)
                                                     -----------    -----------
    Net cash used for financing activities          $ (5,619,421)  $(14,782,108)
                                                     -----------    -----------

Net (decrease) in cash and cash equivalents         $ (5,565,916)  $(14,457,288)
Cash and cash equivalents, beginning of period        12,640,527     27,482,214
                                                     -----------    -----------
Cash and cash equivalents, end of period            $  7,074,611   $ 13,024,926
                                                     ===========    ===========


               Refer to notes to the consolidated financial statements.

                      COMMUNITY NATIONAL BANCORPORATION
                             ASHBURN, GEORGIA
     CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (UNAUDITED)
            FOR THE SIX-MONTH PERIODS ENDED JUNE 30, 2004 AND 2005


                                                       Accumulated
                                                          Other
                  Common Stock       Preferred           Compre-
                ------------------    Stock    Retained  hensive
                Shares    Zero Par   Zero Par  Earnings   Income    Total
                ------    --------   --------  --------   ------    -----

Balance,
 December 31,
 2003          2,008,595 $11,488,452 $615,000 $6,171,500 $ 120,395  $18,395,347
               ---------  ----------  -------  ---------  --------   ----------

Comprehensive Income:
---------------------
Net (loss),
 six-month
 period ended
 June 30, 2004    - -         - -       - -   (1,135,595)    - -     (1,135,595)

Net unrealized
 (loss) on
 securities,
 six-month
 period ended
 June 30, 2004    - -         - -       - -       - -     (243,031)    (243,031)
               ---------  ----------  -------  ---------  --------   ----------

Total
 comprehensive
 income           - -         - -       - -   (1,135,595) (243,031)  (1,378,626)
               ---------  ----------  -------  ---------  --------   ----------

Balance,
 June 30,
 2004          2,008,595 $11,488,452 $615,000 $5,035,905 $(122,636) $17,016,721
               =========  ==========  =======  =========  ========   ==========

-------------------------------------

Balance,
 December 31,
 2004           2,008,595 $11,488,452 $  - -   $6,324,343 $ 48,333 $17,861,128
                ---------  ----------  -------  ---------  -------  ----------

Comprehensive Income:
---------------------
Net income,
 six-month
 period ended
 June 30, 2005     - -         - -       - -      460,346   - -        460,346

Net unrealized
 loss on
 securities,
 six-month
 period ended
 June 30, 2005     - -         - -       - -       - -     (81,649)    (81,649)
                ---------  ----------  -------  ---------  -------  ----------

Total
 comprehensive
 income            - -         - -       - -      460,346  (81,649)    378,697

Dividends paid     - -         - -       - -     (200,840)  - -       (200,840)
                ---------  ----------  -------  ---------  -------  ----------

Balance,
 June 30,
 2005           2,008,595 $11,488,452 $  - -   $6,583,849 $(33,316)$18,038,985
                =========  ==========  =======  =========  =======  ==========


           Refer to notes to the consolidated financial statements.



                         COMMUNITY NATIONAL BANCORPORATION
                                 ASHBURN, GEORGIA
                     NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
                                   JUNE 30, 2005


NOTE 1 - BASIS OF PRESENTATION

     The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six-month periods ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. These statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in Form 10-KSB for the year ended December 31, 2004.

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


NOTE 3 - INVESTMENT SECURITIES

      Information pertaining to securities with gross unrealized losses at June 30, 2005, aggregated by investment category and further segregated by the length of time (less than or over twelve months) that the securities have been in a continuous loss position follows:

                       Less than             Over
                     Twelve Months       Twelve Months           Total
                   ----------------  --------------------  --------------------
                   Fair  Unrealized   Fair   Unrealized       Fair    Unrealized
Description        Value    Loss      Value     Loss          Value      Loss
-----------        -----    ----      -----     ----          -----      ----
U.S. Agency and
 Government
 Corporations     $  - -   $  - -    $7,353,906 $(146,094) $7,353,906 $(146,094)
                   ======   ======   ==========  ========   =========  ========

      At June 30, 2005, unrealized losses in the securities portfolio amounted to $146,094 representing 1.50% of the total portfolio. All of the unrealized losses relate to U.S. Agency securities and securities of U.S. government corporations. These unrealized losses were caused by fluctuations in market interest rates, rather than concerns over the credit quality of the issuers.
The Company believes that the U.S. Agencies and government corporations will continue to honor their interest payments on time as well as the full debt at maturity. Because the unrealized losses are due to fluctuations in the interest rate, and no credit-worthiness factors exist, the Company believes that the investments are not considered other-than-temporarily impaired.


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

      In December 2003, the FASB deferred for an indefinite period the application of the guidance in SFAS 150 to noncontrolling interest that are classified as equity in the financial statement of a subsidiary but would be classified as a liability in the parent's financial statements under SFAS 150. The deferral is limited to mandatorily redeemable noncontrolling interest associated with finite-lived subsidiaries. Management does not believe any such applicable entities exist as of June 30, 2005, but will continue to evaluate the applicability of this deferral to entities which may be consolidated as a result of FASB Interpretation No. 46 (FIN 46), "Consolidation of Variable Interest Entities."

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


RESULTS OF OPERATIONS

      THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2005 COMPARED TO THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2004

      For the three month period ended June 30, 2005, net income amounted to $266,157 or $.13 per basic and diluted share. By comparison, the Company experienced a net loss of $(1,045,901), or $(.52) per basic and diluted share, for the three-month period ended June 30, 2004. Total net interest income and non-interest income for the three-month period ended June 30, 2004 were actually $139,000 higher than the results obtained during the three-month period ended June 30, 2005. However, in the 2005 period, provision for loan losses and operating expenses were $2.2 million lower than during the 2004 period. The provision for loan losses declined from $1.98 million for the three-month period ended June 30, 2004 to $.25 million for the three-month period ended June 30, 2005 due to an improvement in asset quality. Impaired loans declined from $7.7 million at June 30, 2004 to $5.3 million at June 30, 2005. There was also a significant reduction in operating expenses, from $1.61 million for the three-month period ended June 30, 2004 to $1.14 million for the three-month period ended June 30, 2005. The primary reasons for the above $470,000 reduction are
(i) Tarpon is no longer a subsidiary in the 2005 period, and it contributed $307,000 to the Company's operating expenses during the three-month period ended June 30, 2004, and (ii) $163,000 in cost reductions are due to higher efficiencies at CNB.

      For the six-month period ended June 30, 2005, net income amounted to $460,346, or $.23 per basis and diluted share. By comparison, for the six-month period ended June 30, 2004, the Company experienced a loss of $(1,135,595), or $(.57) per basic and diluted share.


      NET INTEREST INCOME

      The Company's results of operations are determined by its ability to effectively manage interest income and expense, minimize loan and investment losses, generate non-interest income, and control non-interest expense. Since interest rates are determined by market forces and economic conditions beyond the control of the Company, the ability to generate net interest income is dependent upon the Company's ability to maintain an adequate spread between the rate earned on interest-earning assets and the rate paid on interest-bearing liabilities, such as deposits and borrowings. Thus, net interest income is a key performance measure for the Company.

      Net interest income, before provision for possible loan losses, was $3.24 million for the six-month period ended June 30, 2005 as compared to $3.49 million for the corresponding period ended June 30, 2004. For the six-month period ended June 30, 2005, the Company's average earning assets were $128.2 million as compared to $161.8 million for the six-month period ended June 30, 2004, a decrease of $33.6 million. Earning assets include federal funds sold, interest-bearing deposits at other banks, securities and loans. Approximately $23.2 million of the above $33.6 million decrease is attributable to the sale of Tarpon in October 2004, and approximately $10.4 million is a result of loan reductions at CNB, as the Company continues its efforts to reduce higher-risk loans and strengthen the quality of its loan portfolio.

      Due to the decrease in average earning assets of approximately $33.6 million, gross interest income declined from $5.1 million for the three months ended June 30, 2004 to $4.5 million for the six months ended June 30, 2005. Interest expense declined from $1.6 million for the six months ended June 30, 2004 to $1.3 million for the six months ended June 30, 2005, due to a decrease in interest-bearing liabilities. Interest-bearing deposits averaged $107.6 million for the six-month period ended June 30, 2005 as compared to $136.1 million for the comparable period ended June 30, 2004.

      Average net interest yield is computed by subtracting interest expense from interest income and dividing the resulting figure by average earning assets for the periods in question. Net yield on average earning assets for the six-month periods ended June 30, 2005 and June 30, 2004 was 5.05% and 4.32%, respectively. The increase in net interest yield is primarily attributable to the increase in yield on earning assets, from 6.28% for the six-month period ended June 30, 2004 to 7.09% for the six month period ended June 30, 2005. The increase in the yield exceeded the increase in the cost of funds, from 2.28% for the six months ended June 30, 2004 to 2.44% for the six months ended June 30, 2005.

      PROVISION FOR LOAN LOSSES

      The provision for loan losses during the six-month period ended June 30, 2005 was $725,000, as compared to $2,568,000 for the six-month period ended June 30, 2004. Net charge-offs for the six-month periods ended June 30, 2005 and 2004 amounted to $869,000 and $2,468,000, respectively.

      Management will continue to focus on reducing the Company's risk profile and increasing the quality of its assets rather than on growth.

      As of June 30, 2005, the Company's allowance for loan losses amounted to $1,939,659, or 1.71% of gross loans, as compared to $2,084,800, or 1.85% of gross loans as of December 31, 2004. Management considers the allowance for loan losses to be adequate to absorb anticipated future losses. However, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses or that additional provisions to the allowance will not be required.


      NON-INTEREST INCOME

      Non-interest income increased from approximately $588,000 during the six-month period ended June 30, 2004 to $618,000 during the six-month period ended June 30, 2005. The primary cause of this increase was due to gains on settlement of securities and to miscellaneous fees. As a percentage of average assets, non-interest income increased from 0.68% for the six-month period ended June 30, 2004 to 0.90% for the six-month period ended June 30,2005.

      NON-INTEREST EXPENSE

      Non-interest expense declined from $3.1 million for the six-month period ended June 30, 2004 to $2.3 million as of June 30, 2005, primarily due to the sale of Tarpon and the continuing contraction in the Company's size. As a percentage of average assets, non-interest expense decreased from 3.65% during the six-month period ended June 30, 2004 to 3.44% during the six-month period ended June 30, 2005. Expense items with the largest decline included salaries, benefits, legal and professional, depreciation and data processing.


LIQUIDITY

      Liquidity represents the ability to provide steady sources of funds for loan commitments and investment activities, as well as to maintain sufficient funds to cover deposit withdrawals and payment of debt and operating obligations. Below are the pertinent liquidity balances and ratios as of June 30, 2005 and December 31, 2004:

                                              June 30,    December 31,
                                               2005           2004
                                               ----           ----
                                              (Dollars in thousands)
      Cash and cash equivalents               $7,075         $12,461
      CDs, over $100,000
         to total deposits ratio               11.6%           20.7%
      Loan to deposit ratio                    90.6%           91.3%
      Securities to total assets ratio          7.1%            7.6%
      Brokered deposits                         --              --

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


CAPITAL ADEQUACY

      The Company opened for business in 1990 with $3.4 million in its capital accounts. By June 30, 2005, the capital accounts had increased to $18.0 million through the sale of additional common stock and through retained earnings. As evidenced by the table below, CNB complies with the minimum capital guidelines for "well capitalized" banks. Below are the capital ratios of CNB, as well as the minimum capital guidelines for "well capitalized" banks.

                                                            Minimum
                                                           Regulatory
                                       June 30, 2005       Requirement
                                      --------------       -----------
   CNB
   ---
     Tier 1 Capital Ratio                  14.3%               4.0%
     Total Risk-Based Capital Ratio        15.5%               8.0%
     Leverage Ratio                        11.7%               4.0%

   Company--Consolidated
   ---------------------
     Tier 1 Capital Ratio                  16.4%               4.0%
     Total Risk-Based Capital Ratio        17.6%               8.0%
     Leverage Ratio                        13.3%               4.0%

      CNB is subject to an informal agreement with the OCC which imposes higher minimum capital ratios, including a risk-based Tier 1 capital ratio of at least 10.0%, and a total risk-based capital ratio of at least 11.0%.

      During the six-month period ended June 30, 2005, total assets decreased by $5.0 million, to $134.2 million. This decline in assets was effected by management in order to achieve higher capital ratios and higher quality of assets. During the six-month period ended June 30, 2005, cash and cash equivalents decreased by $5.6 million, to $7.1 million; securities decreased by $0.9 million, to $9.7 million; loans increased by $1.1 million to $111.4 million; and other assets increased by $0.4 million to $6.0 million. To accommodate the decline in assets, deposits declined by $5.4 million to $115.4 million, other liabilities increased by $0.2 million to $0.7 million, and the capital accounts decreased by $0.2 million to $18.0 million.


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

      As of June 30, 2005, the Company had outstanding unused loan commitments of approximately $8.2 million. There were no letters of credit outstanding at June 30, 2005. Various assets collateralize the majority of these commitments. The Company does not anticipate that it will suffer any material losses as a result of these transactions.

ITEM 3.  CONTROLS AND PROCEDURES
--------------------------------

      Management has developed and implemented a policy and procedures for reviewing disclosure controls and procedures and internal controls over financial reporting on a quarterly basis. Management, including the Chief Executive Officer (the Company's principal executive and financial officer), evaluated the effectiveness of the design and operation of disclosure controls and procedures as of June 30, 2005 and, based on their evaluation, the Company's Chief Executive Officer concluded that the Company's controls and other procedures that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the repots that it files under the Securities Exchange Act is accumulated and communicated to management, including the principal executive and financial officers, as appropriate to allow timely decisions regarding required disclosure. There were no changes in the Company's internal control over financial reporting during the Company's last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.



                          PART II - OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

      The Company held its Annual Meeting of Shareholders on May 25, 2005. The following is a summary of the matters voted on at that meeting:

      The shareholders voted on the election of four Class III directors, all incumbent directors of the Company, to serve for a three-year term or until their successors are duly elected and qualified. Each of these directors was elected by the affirmative vote of a plurality of the votes cast at the Annual Meeting. The number of shares cast for and the number of shares withheld, with respect to each of these persons, were as follows:

                   Name                 Votes For      Votes Withheld
                   ----                 ---------      --------------
             Bobby Y. Franklin          1,213,948          91,122
             Jimmie Ann Ward            1,227,001          78,069
             Benjamin E. Walker         1,174,099         130,971
             Freddie J. Weston, Jr.     1,226,991          78,079


ITEM 6.  EXHIBITS
-----------------

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

Date: August 15, 2005