Form 10QSB
period 2005-09-30
COMMUNITY NATIONAL BANCORPORATION
filed 2005-11-14
CIK 855386

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549
                ___________________________________________

                                 FORM 10-QSB

[X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                            EXCHANGE ACT OF 1934

             For the quarterly period ended September 30, 2005.

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

      Indicate by check mark whether the registrant is a shell company (as
defined in rule 12b-2 of the Exchange Act).   Yes     No  X
                                                  ---    ---

      APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date.

      As of November 11, 2005, the issuer had outstanding 2,008,595 shares of Common Stock, no par value.

      Transitional Small Business Disclosure Format    Yes        No  X
                                                           ----      ----


                            PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
-----------------------------

                      COMMUNITY NATIONAL BANCORPORATION
                              ASHBURN, GEORGIA
                         CONSOLIDATED BALANCE SHEETS

                                  ASSETS
                                  ------
                                                      (Unaudited)   (Unaudited)
                                                     September 30,  December 31,
                                                         2005           2004
                                                         ----           ----
Cash and due from banks                             $  2,463,391   $  1,136,527
Federal funds sold                                     3,558,000     11,504,000
                                                     -----------    -----------
Total Cash and Cash Equivalents                        6,021,391     12,640,527
Securities:
Available for sale, at fair values                     9,702,993     10,568,640
Loans, net                                           109,432,223    110,319,197
Property and equipment, net                            2,438,587      2,548,750
Other real estate owned                                  872,260        536,892
Other assets                                           2,951,136      2,551,309
                                                     -----------    -----------
Total Assets                                        $131,418,590   $139,165,315
                                                     ===========    ===========

                    LIABILITIES AND SHAREHOLDERS' EQUITY
                    ------------------------------------
Liabilities:
Deposits
  Non-interest bearing deposits                     $  9,254,619   $ 12,346,906
  Interest bearing deposits                          102,981,727    108,493,349
                                                     -----------    -----------
  Total deposits                                     112,236,346    120,840,255

Other liabilities                                        834,023        463,932
                                                     -----------    -----------
  Total Liabilities                                 $113,070,369   $121,304,187
                                                     -----------    -----------

Commitments and contingencies

Shareholder's Equity:
Preferred stock, no par value,
  10,000,000 shares authorized,
  0 shares issued and outstanding                   $     -  -     $     -  -
Common stock, no par value,
  50,000,000 shares authorized,
  2,008,595 shares issued and outstanding             11,488,452     11,488,452
Retained earnings                                      6,909,283      6,324,343
Unrealized gain (loss) on securities, net                (49,514)        48,333
                                                     -----------    -----------
  Total Shareholders' Equity                        $ 18,348,221   $ 17,861,128
                                                     -----------    -----------
Total Liabilities and Shareholders' Equity          $131,418,590   $139,165,315
                                                     ===========    ===========


            Refer to notes to the consolidated financial statements.



                    COMMUNITY NATIONAL BANCORPORATION
                           ASHBURN, GEORGIA
               UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

                                                     For the nine months ended
                                                            September 30,
                                                    ---------------------------
                                                         2005           2004
                                                         ----           ----
Interest income                                     $  6,973,524   $  7,612,474
Interest expense                                       2,013,829      2,419,415
                                                     -----------    -----------
Net interest income                                    4,959,695      5,193,059

Provisions for possible loan losses                      950,000      2,893,000
                                                     -----------    -----------

Net interest income
 after provisions for possible loan losses             4,009,695      2,300,059
                                                     -----------    -----------

Other Income:
Service charges                                          670,722        780,869
Other fees                                               185,544        204,763
Loss on sale of other real estate owned                  (23,930)       (57,065)
Gain (loss) on settlement
 of assets and securities                                 46,910         (6,064)
                                                     -----------    -----------
Total other income                                       879,246        922,503
                                                     -----------    -----------

Salaries and benefits                                  1,961,985      2,421,691
Advertising and business development                      61,145         65,347
Repairs and maintenance                                  105,724        135,511
Depreciation and amortization                            138,559        219,206
Legal and professional                                   308,570        465,997
Data processing                                          167,971        240,141
Regulatory fees and assessments                          103,104        134,171
Other operating expenses                                 706,688        976,134
                                                     -----------    -----------
Total other expenses                                   3,553,746      4,658,198
                                                     -----------    -----------

Net income (loss) before taxes                         1,335,195     (1,435,636)
Income tax (benefit)                                     549,415       (419,813)
                                                     -----------    -----------

Net income/(loss)                                   $    785,780   $ (1,015,823)
                                                     ===========    ===========

Basic income/(loss) per share                       $       0.39   $      (0.51)
                                                     ===========    ===========

Diluted income/(loss) per share                     $       0.39   $      (0.51)
                                                     ===========    ===========


           Refer to notes to the consolidated financial statements.



                    COMMUNITY NATIONAL BANCORPORATION
                           ASHBURN, GEORGIA
               UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

                                                     For the three months ended
                                                            September 30,
                                                    ---------------------------
                                                         2005           2004
                                                         ----           ----
Interest income                                     $  2,427,544   $  2,533,924
Interest expense                                         706,440        834,847
                                                     -----------    -----------
Net interest income                                    1,721,104      1,699,077

Provisions for possible loan losses                      225,000        325,000
                                                     -----------    -----------

Net interest income (loss)
 after provisions for possible loan losses             1,496,104      1,374,077
                                                     -----------    -----------

Other Income:
Service charges                                          235,378        260,080
Other fees                                                45,320         80,282
(Loss) on sale of other real estate owned                (23,888)        (4,482)
Gain (loss) on settlement
 of assets and securities                                  4,852         (1,366)
                                                     -----------    -----------
Total other income                                       261,662        334,514
                                                     -----------    -----------

Salaries and benefits                                    629,082        804,392
Advertising and business development                      20,886         25,640
Repairs and maintenance                                   34,514         40,697
Depreciation and amortization                             42,953         73,110
Legal and professional                                   155,205        130,333
Data processing                                           55,737         78,048
Regulatory fees and assessments                           33,391         42,672
Other operating expenses                                 233,905        309,885
                                                     -----------    -----------
Total other expenses                                   1,205,673      1,504,777
                                                     -----------    -----------

Net income (loss) before taxes                           552,093        203,814
Income tax (benefit)                                     226,659         84,042
                                                     -----------    -----------

Net income/(loss)                                   $    325,434   $    119,772
                                                     ===========    ===========

Basic income/(loss) per share                       $       0.16   $       0.06
                                                     ===========    ===========

Diluted income/(loss) per share                     $       0.16   $       0.06
                                                     ===========    ===========


           Refer to notes to the consolidated financial statements.




                     COMMUNITY NATIONAL BANCORPORATION
                             ASHBURN, GEORGIA
              UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                      For the nine months ended
                                                           September 30,
                                                    ---------------------------
                                                         2005           2004
                                                         ----           ----
Cash flows from operating activities                $  1,771,020   $  1,690,850
                                                     -----------    -----------

Cash flows from investing activities:
  (Increase) in other real estate owned             $   (335,368)  $     47,800
  Securities, available-for-sale:
    Purchase of securities                                -  -       (7,500,000)
    Maturity and paydowns                                841,383      7,379,900
  (Increase) in loans, net                               (63,026)      (549,240)
  Purchase of property and equipment                     (28,396)       (19,751)
                                                     -----------    -----------
    Net cash provided by investing activities       $    414,593   $   (641,291)
                                                     -----------    -----------

Cash flows from financing activities:
  Payment of dividends                              $   (200,840)  $     -  -
  Increase in borrowings and FHLB funding                 -  -        3,000,000
  (Decrease) in customers' deposits                   (8,603,909)   (15,583,449)
                                                     -----------    -----------
    Net cash used for financing activities          $ (8,804,749)  $(12,583,449)
                                                     -----------    -----------

Net (decrease) in cash and cash equivalents         $ (6,619,136)  $(11,533,890)
Cash and cash equivalents, beginning of period        12,640,527     27,482,214
                                                     -----------    -----------
Cash and cash equivalents, end of period            $  6,021,391   $ 15,948,324
                                                     ===========    ===========


               Refer to notes to the consolidated financial statements.

                      COMMUNITY NATIONAL BANCORPORATION
                             ASHBURN, GEORGIA
     CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (UNAUDITED)
         FOR THE NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2004 AND 2005


                                                       Accumulated
                                                          Other
                  Common Stock       Preferred           Compre-
                ------------------    Stock    Retained  hensive
                Shares    Zero Par   Zero Par  Earnings   Income      Total
                ------    --------   --------  --------   ------      -----

Balance,
 December 31,
 2003          2,008,595 $11,488,452 $615,000 $6,171,500 $ 120,395  $18,395,347
               ---------  ----------  -------  ---------  --------   ----------

Comprehensive Income:
---------------------
Net (loss),
 nine-month
 period ended
 Sept. 30, 2004   - -         - -       - -   (1,015,823)    - -     (1,015,823)

Net unrealized
 (loss) on
 securities,
 nine-month
 period ended
 Sept. 30, 2004   - -         - -       - -       - -      (49,916)     (49,916)
               ---------  ----------  -------  ---------  --------   ----------

Total
 comprehensive
 (loss)           - -         - -       - -   (1,015,823)  (49,916)  (1,065,739)
               ---------  ----------  -------  ---------  --------   ----------

Balance,
 Sept. 30,
 2004          2,008,595 $11,488,452 $615,000 $5,155,677 $  70,479  $17,329,608
               =========  ==========  =======  =========  ========   ==========

-------------------------------------

Balance,
 December 31,
 2004           2,008,595 $11,488,452 $  - -   $6,324,343 $ 48,333  $17,861,128
                ---------  ----------  -------  ---------  -------   ----------

Comprehensive Income:
---------------------
Net income,
 nine-month
 period ended
 Sept. 30, 2005    - -         - -       - -      785,780   - -         785,780

Net unrealized
 loss on
 securities,
 nine-month
 period ended
 Sept. 30, 2005    - -         - -       - -       - -     (97,847)     (97,847)
                ---------  ----------  -------  ---------  -------   ----------

Total
 comprehensive
 income            - -         - -       - -      785,780  (97,847)     687,933

Dividends paid     - -         - -       - -     (200,840)  - -        (200,840)
                ---------  ----------  -------  ---------  -------   ----------

Balance,
 Sept. 30,
 2005           2,008,595 $11,488,452 $  - -   $6,909,283 $(49,514)  $18,348,221
                =========  ==========  =======  =========  =======    ==========


           Refer to notes to the consolidated financial statements.



                         COMMUNITY NATIONAL BANCORPORATION
                                 ASHBURN, GEORGIA
                     NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
                                SEPTEMBER 30, 2005


NOTE 1 - BASIS OF PRESENTATION

     The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three- and nine-month periods ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. These statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in Form 10-KSB for the year ended December 31, 2004.

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


NOTE 3 - INVESTMENT SECURITIES

      Information pertaining to securities with gross unrealized losses at September 30, 2005, aggregated by investment category and further segregated by the length of time (less than or over twelve months) that the securities have been in a continuous loss position follows:

                       Less than             Over
                     Twelve Months       Twelve Months           Total
                   ----------------  --------------------  --------------------
                   Fair  Unrealized   Fair   Unrealized       Fair    Unrealized
Description        Value    Loss      Value     Loss          Value      Loss
-----------        -----    ----      -----     ----          -----      ----
U.S. Agency and
 Government
 Corporations     $  - -   $  - -    $7,339,375 $(160,625) $7,339,375 $(160,625)
                   ======   ======   ==========  ========   =========  ========

      At September 30, 2005, unrealized losses in the securities portfolio amounted to $160,625 representing 1.66% of the total portfolio. All of the unrealized losses relate to U.S. Agency securities and securities of U.S. government corporations. These unrealized losses were caused by fluctuations in market interest rates, rather than concerns over the credit quality of the issuers. The Company believes that the U.S. Agencies and government corporations will continue to honor their interest payments on time as well as the full debt at maturity. Because the unrealized losses are due to fluctuations in the interest rate, and no credit-worthiness factors exist, the Company believes that the investments are not considered other-than-temporarily impaired.


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


ITEM 2.  MANAGEMENT DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.
-----------------------------------------------------------------

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

      Certain statements that the Company may make from time to time, including statements contained in this report constitute "forward-looking statements" within the meaning of the federal securities laws. Forward-looking statements include all statements other than statements of historical fact, and may sometimes be identified by words such as "estimate," "plan," "intend," "expect," "anticipate," "believe," "will" and similar expressions used in conjunction with, among other things, discussions of plans, objectives, future operations, financial performance or other events. Such forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties. Factors that could cause the actual results to differ materially from those expressed in any forward-looking statement made by, or on behalf of, the Company include the following, some of which are described in greater detail in this report: (i) the effect of changes in laws and regulations, including federal and state banking laws and regulations, with which the Company or CNB banks must comply, and the associated costs of compliance with such laws and regulations either currently or in the future; (ii) the effect of changes in accounting policies and practices, as may be adopted by the regulatory agencies as well as by the Financial Accounting Standards Board, or of changes in the Company's organization, compensation and benefit plans; (iii) the effect on the Company's competitive position within its market area of the increasing consolidation within the banking and financial services industries, including the increased competition from larger regional and out-of-state banking organizations as well as non-bank providers of various financial services; (iv) the inability of the Company or CNB to comply with the terms of their agreements with banking regulators; (v) the effect of changes in interest rates; and (vi) the effect of changes in the business cycle and downturns in local, regional or national economies.

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


RESULTS OF OPERATIONS

      THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2005 COMPARED TO THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2004

      For the three-month period ended September 30, 2005, net income amounted to $325,434 or $.16 per basic and diluted share. By comparison, net income for the three-month period ended September 30, 2004 amounted to $119,772 or $.06 per basic and diluted share. Total non-interest income for the three-month period ended September 30, 2004 was actually $73,000 higher than the results obtained during the three-month period ended September 30, 2005. However, in the 2005 period, provision for loan losses and operating expenses were $400,000 lower than during the 2004 period. The provision for loan losses declined from $325,000 for the three-month period ended September 30, 2004 to $225,000 for the three-month period ended September 30, 2005 due to an improvement in asset quality. Impaired loans declined from $8.5 million at September 30, 2004 to $5.1 million at September 30, 2005. There was also a significant reduction in operating expenses, from $1.50 million for the three-month period ended September 30, 2004 to $1.20 million for the three-month period ended September 30, 2005. The primary reason for the above $300,000 reduction is attributed to the fact that Tarpon is no longer a subsidiary in the 2005 period, but it accounted for $353,000 of the Company's operating expenses during the three-month period ended September 30, 2004.

      For the nine-month period ended September 30, 2005, net income amounted to $785,780, or $.39 per basic and diluted share. By comparison, for the nine-month period ended September 30, 2004, the Company experienced a loss of $(1,015,823), or $(.51) per basic and diluted share.

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

      Net interest income, before provision for possible loan losses, was $4.96 million for the nine-month period ended September 30, 2005 as compared to $5.19 million for the corresponding period ended September 30, 2004. For the nine-month period ended September 30, 2005, the Company's average earning assets were $127.5 million as compared to $164.0 million for the nine-month period ended September 30, 2004, a decrease of $36.5 million. Earning assets include federal funds sold, interest-bearing deposits at other banks, securities and loans. Approximately $22.9 million of the above $36.5 million decrease is attributable to the sale of Tarpon in October 2004, and approximately $9.2 million is a result of loan reductions at CNB, as the Company continues its efforts to reduce higher-risk loans and strengthen the quality of its loan portfolio.

      Due to the decrease in average earning assets of approximately $36.5 million, gross interest income declined from $7.6 million for the nine months ended September 30, 2004 to $7.0 million for the nine months ended September 30, 2005. Interest expense declined from $2.4 million for the nine months ended September 30, 2004 to $2.0 million for the nine months ended September 30, 2005, due to a decrease in interest-bearing liabilities. Interest-bearing deposits averaged $105.7 million for the nine-month period ended September 30, 2005 as compared to $135.7 million for the comparable period ended September 30, 2004.

      Average net interest yield is computed by subtracting interest expense from interest income and dividing the resulting figure by average earning assets for the periods in question. Net yield on average earning assets for the nine-month periods ended September 30, 2005 and September 30, 2004 was 5.18% and 4.22%, respectively. The increase in net interest yield is primarily attributable to the increase in yield on earning assets, from 6.28% for the nine-month period ended September 30, 2004 to 7.29% for the nine-month period ended September 30, 2005. The increase in the yield exceeded the increase in the cost of funds, from 2.38% for the nine months ended September 30, 2004 to 2.54% for the nine months ended September 30, 2005.

      PROVISION FOR LOAN LOSSES

      The provision for loan losses during the nine-month period ended September 30, 2005 was $950,000, as compared to $2,893,000 for the nine-month period ended September 30, 2004. Net charge-offs for the nine-month periods ended September 30, 2005 and 2004 amounted to $1.1 million and $3.0 million, respectively.

      Management will continue to focus on reducing the Company's risk profile and increasing the quality of its assets rather than on growth.

      As of September 30, 2005, the Company's allowance for loan losses amounted to $1,943,966, or 1.74% of gross loans, as compared to $2,084,800, or 1.85% of gross loans as of December 31, 2004. Management considers the allowance for loan losses to be adequate to absorb anticipated future losses. However, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses or that additional provisions to the allowance will not be required.

      NON-INTEREST INCOME

      Non-interest income decreased from approximately $922,000 during the nine-month period ended September 30, 2004 to $879,000 during the nine-month period ended September 30, 2005. The primary cause of this decline was due to the fact that Tarpon is no longer a subsidiary during 2005, but it contributed $183,000 as non-interest income for the nine-month period ended September 30, 2004. As a percentage of average assets, non-interest income increased from 0.71% for the nine-month period ended September 30, 2004 to 0.87% for the nine-month period ended September 30,2005.

      NON-INTEREST EXPENSE

      Non-interest expense declined from $4.7 million for the nine-month period ended September 30, 2004 to $3.6 million for the nine-month period ended September 30, 2005, primarily due to the sale of Tarpon and the continuing contraction in the Company's size. As a percentage of average assets, non-interest expense decreased from 3.57% during the nine-month period ended September 30, 2004 to 3.50% during the nine-month period ended September 30, 2005. Expense items with the largest decline included salaries, benefits, legal and professional, depreciation and data processing.


LIQUIDITY

      Liquidity represents the ability to provide steady sources of funds for loan commitments and investment activities, as well as to maintain sufficient funds to cover deposit withdrawals and payment of debt and operating obligations. Below are the pertinent liquidity balances and ratios as of September 30, 2005 and December 31, 2004:

                                           September 30,   December 31,
                                               2005           2004
                                               ----           ----
                                              (Dollars in thousands)
      Cash and cash equivalents               $6,021         $12,461
      CDs, over $100,000
         to total deposits ratio               11.6%           20.7%
      Loan to deposit ratio                    97.5%           91.3%
      Securities to total assets ratio          7.4%            7.6%
      Brokered deposits                         --              --

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


CAPITAL ADEQUACY

      The Company opened for business in 1990 with $3.4 million in its capital accounts. By September 30, 2005, the capital accounts had increased to $18.3 million through the sale of additional common stock and through retained earnings. As evidenced by the table below, CNB complies with the minimum capital guidelines for "well capitalized" banks. Below are the capital ratios of CNB, as well as the minimum capital guidelines for "well capitalized" banks.

                                                            Minimum
                                                           Regulatory
                                    September 30, 2005     Requirement
                                    ------------------     -----------
   CNB
   ---
     Tier 1 Capital Ratio                  15.0%               4.0%
     Total Risk-Based Capital Ratio        16.2%               8.0%
     Leverage Ratio                        12.1%               4.0%

   Company--Consolidated
   ---------------------
     Tier 1 Capital Ratio                  17.0%               4.0%
     Total Risk-Based Capital Ratio        18.2%               8.0%
     Leverage Ratio                        13.7%               4.0%

      CNB is subject to an informal agreement with the OCC which imposes higher minimum capital ratios, including a risk-based Tier 1 capital ratio of at least 10.0%, and a total risk-based capital ratio of at least 11.0%.

      During the nine-month period ended September 30, 2005, total assets decreased by $7.7 million, to $131.4 million. This decline in assets was effected by management in order to achieve higher capital ratios and higher quality of assets. During the nine-month period ended September 30, 2005, cash and cash equivalents decreased by $6.6 million, to $6.0 million; securities decreased by $0.9 million, to $9.7 million; loans decreased by $0.9 million to $109.4 million; and other assets increased by $0.7 million to $6.3 million. To accommodate the decline in assets, deposits declined by $8.6 million to $112.2 million, other liabilities increased by $0.4 million to $0.8 million, and the capital accounts increased by $0.5 million to $18.3 million.


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

      As of September 30, 2005, the Company had outstanding unused loan commitments of approximately $6.8 million. There were no letters of credit outstanding at September 30, 2005. Various assets collateralize the majority of these commitments. The Company does not anticipate that it will suffer any material losses as a result of these transactions.


ENTRY INTO PRELIMINARY LETTER OF INTENT TO BE ACQUIRED

      On June 16, 2005 the Company and South Georgia Bank Holding Company entered into a preliminary letter of intent under which South Georgia Bank Holding Company would acquire the Company for total cash consideration of $29.5 million, subject to possible downward adjustment if specified net worth and loan loss reserve benchmarks are not met at closing. The transaction is subject to completion of definitive documentation and approval by the Company's shareholders and regulatory authorities.


ITEM 3.  CONTROLS AND PROCEDURES
--------------------------------

      Management of the Company, with the participation and under the supervision of the Company's chief Executive Officer (the Company's principal executive and financial officer) has evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this quarterly report. Based on this evaluation the Company's Chief Executive Officer has concluded that the Company's disclosure controls and procedures are effective as of the end of the period covered by this periodic SEC filing to provide reasonable assurance that material information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission's rules and forms. There has been no change in the Company's internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.



                          PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS
-----------------

     The following exhibits are filed with this report:

     3.1 Amended and Restated Articles of Incorporation of the Company (incorporated by reference to the Registrant's Registration Statement on Form S-4/A filed on January 25, 2000 (SEC file no. 333-92407)).

     3.2 Amendment to Amended and Restated Articles of Incorporation of the Company, as amended April 8, 2003 (incorporated by reference to Exhibit 3.2 of the Company's Form 10-KSB filed on April 14, 2004).

     3.3 Bylaws of the Company (incorporated by reference to the Company's Statement on Form S-4/A filed on January 25, 2000 (SEC file no. 333-92407)).

     31.1 Certification of Principal Executive and Financial Officer pursuant to 18 U.S.C. Section 1350

     32.1 Certification of Principal Executive and Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002



                                    SIGNATURES

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

Date: November 14, 2005