Form 10KSB
period 2005-12-31
COMMUNITY NATIONAL BANCORPORATION
filed 2006-03-31
CIK 855386

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                           -----------------------

                                 FORM 10-KSB

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the fiscal year ended December 31, 2005

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from _______________ to _______________

Commission File No. 0-25437

                         COMMUNITY NATIONAL BANCORPORATION
                   (Name of Small Business Issuer in Its charter)

         Georgia                                      58-1856963
---------------------------------       ---------------------------------------
(State or Other Jurisdiction            (I.R.S. Employer Identification Number)
of Incorporation or Organization)

561 East Washington Avenue, Box 2619                   31714-2619
          Ashburn, Georgia                          -----------------
------------------------------------                   (Zip Code)
 (Address of Principal Executive Offices)

                                     (229) 567-9686
                   ------------------------------------------------
                   (Issuer's Telephone Number, Including Area Code)

Securities registered under Section 12(b)
           of the Exchange Act:                          Name of Each Exchange
           Title of Each Class                            on Which Registered
           -------------------                            -------------------
                 None                                             None

Securities registered under Section 12(g) of the Exchange Act:

                           COMMON STOCK, NO PAR VALUE
                --------------------------------------------------
                                (Title of Class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. [ ]

Check whether the issuer has (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days.   YES [X]  NO [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The issuer's revenues for its most recent fiscal year were $10,505,614.

The aggregate market value of the common stock of the issuer held by non-affiliates of the issuer 1,250,210 shares on March 27, 2006, was approximately $16,690,303. As of such date, no organized trading market existed for the common stock of the issuer. The aggregate market value was computed by reference to the last sale of the common stock of the issuer on March 24, 2006. For the purposes of this response, directors, officers and holders of 5% or more of the issuer's common stock are considered the affiliates of the issuer at that date.

As of March 27, 2006, there were issued and outstanding 2,008,595 shares of the issuer's common stock.

Transitional Small Business Disclosure Format (check one):   YES [ ]  NO [X]

            SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

      Certain statements in this Annual Report on Form 10-KSB contain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, which represent the expectations or beliefs of, including, but not limited to, statements concerning the banking industry and the issuer's operations, performance, financial condition and growth. For this purpose, any statements contained in this Report that are not statements of historical fact may be deemed forward-looking statements. Without limiting the generality of the foregoing, words such as "may," "will," "expect," "believe," "anticipate," "intend," "could," "should," "can," "estimate," or "continue" or the negative or other variations thereof or comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, certain of which are beyond the issuer's control, and actual results may differ materially depending on a variety of important factors, including competition, general economic and market conditions, changes in interest rates, changes in the value of real estate and other collateral securing loans, interest rate sensitivity and exposure to regulatory and legislative changes, and other risks and uncertainties described in the issuer's filings with the Securities and Exchange Commission. Although we believe that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove to be inaccurate. Therefore, we can give no assurance that the results contemplated in the forward-looking statements will be realized. The inclusion of this forward-looking information should not be construed as a representation by the issuer or any person that the future events, plans, or expectations contemplated by the issuer will be achieved. The issuer undertakes no obligation to update publicly or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.


                                    PART I

ITEM 1.    DESCRIPTION OF BUSINESS
-------    -----------------------

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

      In 1999, the Company opened for business its subsidiary Cumberland National Bank ("Cumberland"), a de novo national bank. Cumberland operated a branch located in Camden County, Georgia.

      In 2000, the Company acquired Tarpon Financial Corporation and its wholly-owned subsidiary First National Bank, a national banking association located in Tarpon Springs, Pinellas County, Florida ("Tarpon"), for approximately $3.7 million in cash and common stock.

      From early 2000 through mid-2003, loan losses at Cumberland and, to a lesser extent, Tarpon, required the Company to increase its borrowings to supplement the capital accounts of these subsidiary banks. In June 2003, CNB entered into a Memorandum of Understanding with the Office of the Comptroller of the Currency (the "OCC") pursuant to which CNB agreed to take certain corrective actions to operate in a safe and sound manner. In November 2005, the OCC terminated the Memorandum of Understanding between CNB and the OCC.

      In September 2003, the Company sold Cumberland to an unrelated third party or approximately $2.9 million. In October 2004, the Company sold Tarpon to an unrelated third party for approximately $6 million.

      On February 6, 2006, the Company and South Georgia Bank Holding Company ("South Georgia") announced that they have reached a definitive Agreement and Plan of Merger (the "Merger Agreement") pursuant to which the Company will be acquired by South Georgia through the merger of an interim subsidiary to be formed by South Georgia (the "Interim Subsidiary") with and into the Company (the "Merger").

      As a result of the Merger, each share of the common stock of the Company that is outstanding at the effective time of the Merger shall be converted into the right to receive a pro rata share of the aggregate cash merger consideration of $29.5 million, such merger consideration being subject to possible upward or downward adjustment based on the Company's stockholder equity and loan loss reserves at closing. However, under the terms of the Merger Agreement, the aggregate merger consideration may not be adjusted above $30.0 million. Subject to receipt of shareholder approval, approvals of various regulatory agencies and the satisfaction or waiver of other conditions to closing, it is expected that the Merger will be consummated prior to June 30, 2006.

      All of the Company's operations are currently conducted through its sole subsidiary, CNB, which has three offices, located in Turner and Crisp Counties, Georgia.

PRODUCTS AND SERVICES OFFERED BY CNB

      DEPOSITS. CNB offers a full range of interest-bearing and non-interest bearing accounts, including commercial and retail checking accounts, negotiable order of withdrawal ("NOW") accounts, individual retirement accounts, regular interest-bearing savings accounts and certificates of deposit with a range of maturity date options. The sources of deposits are residents, businesses and employees of businesses within CNB's market areas. Customers are obtained through personal solicitation, direct mail solicitation and advertisements published in the local media.

      CNB pays competitive interest rates on time and savings deposits. In addition, it has implemented a service charge fee schedule competitive with other financial institutions, covering such matters as maintenance fees on checking accounts, per item processing fees on checking accounts, returned check charges and other standard fees.

      OTHER SERVICES. Other services offered by CNB include safe deposit boxes, travelers' checks, direct deposit of payroll and social security checks, and automatic drafts for various accounts, second mortgage loans and installment loans for personal use such as education and personal investment, or for the purchase of automobiles or other consumer items. CNB is a member of the Star network of automated teller machines and CNB offers its own credit cards.

LENDING ACTIVITIES

      CNB engages in a full complement of lending activities, including short- to medium-term commercial, consumer installment and real estate loans. A significant number of loans are made to farmers or farming concerns.

      COMMERCIAL, FINANCIAL AND AGRICULTURAL LOANS. Commercial lending is directed principally towards businesses whose demands for funds fall within CNB's legal lending limits and which are potential deposit customers of CNB.
As of December 31, 2005, CNB had a legal lending limit for unsecured loans of up to $2,658,850 to any one borrower. Commercial loans include loans made to individual, partnership and corporate borrowers, both secured and unsecured. These loans are obtained for a variety of business purposes, including working capital (e.g., inventory and receivables), business expansion (e.g., acquisition of real estate and improvements), and purchase of equipment and machinery. Particular emphasis is placed on loans to small- and medium-sized businesses, and CNB is qualified to make loans guaranteed by the Small Business Administration. Agricultural loans include secured and unsecured loans for row crop production including corn, soybeans, peanuts, cotton and other produce.

      The primary repayment risk for commercial loans is the failure of the business due to economic or financial factors. Although CNB typically looks to a commercial borrower's cash flow as the principal source of repayment for such loans, many commercial loans are secured by inventory, equipment, accounts receivable, and other assets.

      CONSUMER LOANS. CNB's consumer loans consist primarily of installment loans to individuals for personal, family and household purposes, including automobile loans to individuals and pre-approved lines of credit. This category of loans also includes lines of credit and term loans secured by second mortgages on the residences of borrowers for a variety of purposes, including home improvements, education and other personal expenditures. In evaluating these loans CNB reviews the borrower's level and stability of income and past credit history and the impact of these factors on the ability of the borrower to repay the loan in a timely manner. In addition, CNB seeks to maintain an appropriate margin between the loan amount and collateral value.

      REAL ESTATE LOANS. CNB's real estate loans consist of residential first and second mortgage loans, residential construction loans and, to a limited degree, commercial real estate loans. These loans are made in accordance with CNB's appraisal policy and real estate lending policy which detail maximum loan-to-value ratios and maturities. These loan-to-value ratios are designed to compensate for fluctuations in the real estate market to minimize the risk of loss on such loans.

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

      As of December 31, 2005, there was one other financial institution in Turner County. FDIC reports show that as of June 30, 2005, deposits in the county totaled $95.0 million, with CNB having approximately 44.31% of those deposits.

      Crisp County is located contiguous to Turner County on its northwest border. Although Crisp County is slightly smaller than Turner County in total area, its population is approximately twice that of Turner County. Retail trade and service industries are significant employment sectors in the county.

      As of December 31, 2005, there were five financial institutions serving Crisp County. FDIC reports show that as of June 30, 2005, deposits in the county totaled $316.7 million, with CNB's branch having approximately 7.14% of those deposits.

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

      THE COMPANY

      GENERAL. As a bank holding company, the Company is regulated under the Bank Holding Company Act of 1956 (the "BHC Act"), as well as other federal and state laws governing the banking business. The Federal Reserve Board is the primary regulator of the Company, and supervises the Company's activities on a continual basis. CNB is also subject to regulation and supervision by various regulatory authorities, including the OCC, the Federal Deposit Insurance Corporation (the "FDIC"), and the Federal Reserve Board.

      BANK HOLDING COMPANY REGULATION. In general, the BHC Act limits bank holding company business to owning or controlling banks and engaging in other banking-related activities. Bank holding companies must obtain the Federal Reserve Board's approval before they:

      * acquire direct or indirect ownership or control of any voting shares of any bank that results in total ownership or control, directly or indirectly, of more than 5% of the voting shares of such bank;
      *   merge or consolidate with another bank holding company; or
      *   acquire substantially all of the assets of any additional banks.

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

      The Change in Bank Control Act of 1978 requires a person (or group of persons acting in concert) acquiring "control" of a bank holding company to provide the Federal Reserve Board with 60 days' prior written notice of the proposed acquisition. Following receipt of this notice, the Federal Reserve Board has 60 days (or up to 90 days if extended) within which to issue a notice disapproving the proposed acquisition. In addition, any "company" must obtain the Federal Reserve Board's approval before acquiring 25% (5% if the "company" is a bank holding company) or more of the outstanding shares or otherwise obtaining control over the Company.

      FINANCIAL SERVICES MODERNIZATION. The Gramm-Leach-Bliley Financial Modernization Act of 1999 (the "Modernization Act"), enacted on November 12, 1999, amended the BHC Act and:

      * allows bank holding companies that qualify as "financial holding companies" to engage in a substantially broader range of non-banking activities than was permissible under prior law;
      * allows insurers and other financial services companies to acquire banks;
      * allows national banks, and some state banks, either directly or through operating subsidiaries, to engage in certain non-banking financial activities;
      * removes various restrictions that applied to bank holding company ownership of securities firms and mutual fund advisory companies; and
      * establishes the overall regulatory structure applicable to bank holding companies that also engage in insurance and securities operations.

      If the Company, which has not obtained qualification as a "financial holding company," were to do so in the future, the Company would be eligible to engage in, or acquire companies engaged in, the broader range of activities that are permitted by the Modernization Act, provided that if any of the Company's banking subsidiaries were to cease to be "well capitalized" or "well managed" under applicable regulatory standards, the Federal Reserve Board could, among other things, place limitations on the Company's ability to conduct these broader financial activities or, if the deficiencies persisted, require the Company to divest the banking subsidiary. In addition, if the Company were to be qualified as a financial holding company and any of its banking subsidiaries were to receive a rating of less than satisfactory under the Community Reinvestment Act of 1977 (the "CRA"), the Company would be prohibited from engaging in any additional activities other than those permissible for bank holding companies that are not financial holding companies. The broader range of activities that financial holding companies are eligible to engage in includes those that are determined to be "financial in nature", including insurance underwriting, securities underwriting and dealing, and making merchant banking investments in commercial and financial companies.

      TRANSACTIONS WITH AFFILIATES. The Company and CNB are deemed to be affiliates within the meaning of the Federal Reserve Act, and transactions between affiliates are subject to certain restrictions. Generally, the Federal Reserve Act limits the extent to which a financial institution or its subsidiaries may engage in "covered transactions" with an affiliate. It also requires all transactions with an affiliate, whether or not "covered transactions," to be on terms substantially the same, or at least as favorable to the institution or subsidiary, as those provided to a non-affiliate. The term "covered transaction" includes the making of loans, purchase of assets, issuance of a guarantee and other similar types of transactions.

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

      Federal law also authorizes the OCC to order an assessment of the Company if the capital of CNB were to become impaired. If the Company failed to pay the assessment within three months, the OCC could order the sale of the Company's stock in CNB to cover the deficiency.

      SUBSIDIARY DIVIDENDS. The Company is a legal entity separate and distinct from CNB. A major portion of the Company's revenues results from amounts paid as dividends to the Company by CNB. The OCC's prior approval is required if the total of all dividends declared by a national bank in any calendar year will exceed the sum of that bank's net profits for that year and its retained net profits for the preceding two calendar years, less any required transfers to surplus. Federal law also prohibits national banks from paying dividends that would be greater than CNB's undivided profits after deducting statutory bad debt in excess of CNB's allowance for loan losses.

      In addition, the Company and CNB are subject to various general regulatory policies and requirements relating to the payment of dividends, including requirements to maintain adequate capital above regulatory minimums. The appropriate federal regulatory authority is authorized to determine under certain circumstances relating to the financial condition of a bank or bank holding company that the payment of dividends would be an unsafe or unsound practice and to prohibit payment thereof. The appropriate federal regulatory authorities have indicated that paying dividends that deplete a bank's capital base to an inadequate level would be an unsound and unsafe banking practice and that banking organizations should generally pay dividends only out of current operating earnings.

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

      FEDERAL DEPOSIT INSURANCE CORPORATION IMPROVEMENT ACT. Under the Federal Deposit Insurance Corporation Improvement Act of 1991 (the "FDICIA"), each federal banking agency has prescribed, by regulation, noncapital safety and soundness standards for institutions under its authority. These standards cover internal controls, information systems, and internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, compensation, fees and benefits, such other operational and managerial standards as the agency determines to be appropriate, and standards for asset quality, earnings and stock valuation.

      INTERSTATE BANKING AND BRANCHING. The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "IBBEA") permits nationwide interstate banking and branching under certain circumstances. This legislation generally authorizes interstate branching and relaxes federal law restrictions on interstate banking. Currently, bank holding companies may purchase banks in any state, and states may not prohibit such purchases. Additionally, banks are permitted to merge with banks in other states as long as the home state of neither merging bank has "opted out." The IBBEA requires regulators to consult with community organizations before permitting an interstate institution to close a branch in a low-income area. The IBBEA also prohibits the interstate acquisition of a bank if, as a result, CNB holding company would control more than ten percent of the total United States insured depository deposits or more than thirty percent, or the applicable state law limit, of deposits in the acquired bank's state. The federal banking agencies prohibit banks from using their interstate branches primarily for deposit production and have accordingly implemented a loan-to-deposit ratio screen to ensure compliance with this prohibition.

      Georgia has "opted in" to the IBBEA and allows in-state banks to merge with out-of-state banks subject to certain requirements. Georgia law generally authorizes the acquisition of an in-state bank by an out-of-state bank by merger with a Georgia financial institution that has been in existence for at least 3 years prior to the acquisition. With regard to interstate bank branching, out-of-state banks that do not already operate a branch in Georgia may not establish de novo branches in Georgia.

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

      The FDIC, the OCC and the Federal Reserve Board use risk-based capital guidelines for banks and bank holding companies. These are designed to make such capital requirements more sensitive to differences in risk profiles among banks and bank holding companies, to account for off-balance sheet exposure and to minimize disincentives for holding liquid assets. Assets and off-balance sheet items are assigned to broad risk categories, each with appropriate weights. The resulting capital ratios represent capital as a percentage of total risk-weighted assets and off-balance sheet items. The guidelines are minimums, and the Federal Reserve Board has noted that bank holding companies contemplating significant expansion programs should not allow expansion to diminish their capital ratios and should maintain ratios well in excess of the minimum. The current guidelines require all bank holding companies and federally-regulated banks to maintain a minimum risk-based total capital ratio equal to 8%, of which at least 4% must be Tier 1 capital. Tier 1 capital for bank holding companies includes common shareholders' equity, certain qualifying perpetual preferred stock and minority interests in equity accounts of consolidated subsidiaries, less intangibles except as described above.

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

      The FDICIA created a statutory framework of supervisory actions indexed to the capital level of the individual institution. Under regulations adopted by the FDIC, the OCC and the Federal Reserve Board, an institution is assigned to one of five capital categories depending on its total risk-based capital ratio, Tier 1 risk-based capital ratio, and leverage ratio, together with certain subjective factors. Institutions which are deemed to be "undercapitalized" depending on the category to which they are assigned are subject to certain mandatory supervisory corrective actions.


      OTHER LAWS AND REGULATIONS

      INTERNATIONAL MONEY LAUNDERING ABATEMENT AND ANTI-TERRORIST FINANCING ACT OF 2001. On October 26, 2001, the USA PATRIOT Act was enacted. It includes the International Money Laundering Abatement and Anti-Terrorist Financing Act of 2001 (the "IMLAFA") and strong measures to prevent, detect and prosecute terrorism and international money laundering. As required by the IMLAFA, the federal banking agencies, in cooperation with the U.S. Treasury Department, established rules that generally apply to insured depository institutions and U.S. branches and agencies of foreign banks.

      Among other things, the new rules require that financial institutions implement reasonable procedures to (1) verify the identity of any person opening an account; (2) maintain records of the information used to verify the person's identity; and (3) determine whether the person appears on any list of known or suspected terrorists or terrorist organizations. The rules also prohibit banks from establishing correspondent accounts with foreign shell banks with no physical presence and encourage cooperation among financial institutions, their regulators and law enforcement to share information regarding individuals, entities and organizations engaged in terrorist acts or
money laundering activities.   The rules also limit a financial institution's
liability for submitting a report of suspicious activity and for voluntarily disclosing a possible violation of law to law enforcement.

      SARBANES-OXLEY ACT OF 2002. The Sarbanes-Oxley Act of 2002 (the "SOX") was enacted to address corporate and accounting fraud. It established a new accounting oversight board that enforces auditing standards and restricts the scope of services that accounting firms may provide to their public company audit clients. Among other things, it also (i) requires chief executive officers and chief financial officers to certify to the accuracy of periodic reports filed with the SEC; (ii) imposes new disclosure requirements regarding internal controls, off-balance-sheet transactions, and pro forma (non-GAAP) disclosures; (iii) accelerates the time frame for reporting of insider transactions and periodic disclosures by certain public companies; and (iv) requires companies to disclose whether or not they have adopted a code of ethics for senior financial officers and whether the audit committee includes at least one "audit committee financial expert."

      The SOX requires the SEC, based on certain enumerated factors, to regularly and systematically review corporate filings. To deter wrongdoing, it (i) subjects bonuses issued to top executives to disgorgement if a restatement of a company's financial statements was due to corporate misconduct; (ii) prohibits an officer or director from misleading or coercing an auditor; (iii) prohibits insider trades during pension fund "blackout periods"; (iv) imposes new criminal penalties for fraud and other wrongful acts; and (v) extends the period during which certain securities fraud lawsuits can be brought against a company or its officers.

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

      FUTURE LEGISLATION. Changes to federal and state laws and regulations can affect the operating environment of bank holding companies and their subsidiaries in substantial and unpredictable ways. From time to time, various legislative and regulatory proposals are introduced. These proposals, if codified, may change banking statutes and regulations and the Company's operating environment in substantial and unpredictable ways. If codified, these proposals could increase or decrease the cost of doing business, limit or expand permissible activities or affect the competitive balance among banks, savings associations, credit unions and other financial institutions. The Company cannot accurately predict whether those changes in laws and regulations will occur, and, if those changes occur, the ultimate effect they would have upon the Company's financial condition or results of operation.


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

REGULATORY AGREEMENTS

      On June 10, 2003, CNB entered into a Memorandum of Understanding (the "MOU") with the OCC pursuant to which CNB agreed to take certain corrective actions to ensure its operation in a safe and sound manner, including:

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

      In November 2005, upon being satisfied that CNB had substantially complied with each of the terms of the MOU and that CNB had satisfied each of the above requirements, the OCC terminated the MOU.

      BOARD RESOLUTION. Following the Federal Reserve's on-site inspection of the Company on December 9, 2002, the Federal Reserve requested that the Company's Board of Directors adopt resolutions that, among other things, prohibit the Company from incurring additional debt, declaring or paying dividends or redeeming stock without the approval of the Federal Reserve. The Company adopted these resolutions in February, 2003. After the OCC terminated the MOU in November 2005, in December 2005, the Company's Board of Directors canceled these resolutions with the consent of the Federal Reserve.


EMPLOYEES

      As of March 1, 2006, the Company and CNB employed 45 full-time employees and 3 part-time employees. The Company and CNB believe that its employee relations are good. There are no collective bargaining agreements covering any employees of the Company or CNB.


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

STATISTICAL DISCLOSURES FOR BANK HOLDING COMPANIES

      The following section contains the information required to be disclosed by bank holding companies pursuant to Industry Guide 3 promulgated under the Securities Act of 1933. The presentations below reflect the sale of Tarpon to an unaffiliated third party in October 2004. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" below for more information on the impact of the Tarpon sale on the Company's financial condition and operating results.


DISTRIBUTION OF ASSETS, LIABILITIES AND STOCKHOLDERS' EQUITY; INTEREST RATES AND INTEREST DIFFERENTIAL

      The following is a presentation of the average consolidated balance sheet of the Company for the years ended December 31, 2005 and 2004. This presentation includes all major categories of interest-earning assets and interest-bearing liabilities:

AVERAGE CONSOLIDATED ASSETS

                                          Year Ended           Year Ended
                                       December 31, 2005    December 31, 2004
                                       -----------------    -----------------
                                                   (In thousands)
Cash and due from banks                       $   2,548         $   3,140
                                               --------          --------
Interest-bearing bank balances                      191             4,315
Taxable securities                                7,742             8,509
Non-taxable securities                            2,021             2,934
Federal funds sold                                5,343            10,020
Net loans                                       109,039           127,119
                                               --------          --------
Total interest-earning assets                 $ 124.336         $ 152,897
Other assets                                      6,191             7,267
                                               --------          --------
Total assets                                  $ 133,075         $ 163,304
                                               ========          ========


AVERAGE CONSOLIDATED LIABILITIES AND STOCKHOLDERS' EQUITY

Non-interest-bearing deposits                 $  10,690         $  12,457
NOW and money market deposits                    21,162            26,911
Savings deposits                                  3,344             6,347
Time deposits                                    79,033            95,458
Other borrowings                                     32             3,140
Other liabilities                                   513             1,157
                                               --------          --------
Total liabilities                             $ 114,774         $ 145,470
                                               --------          --------
Common stock                                     11,488            11,488
Retained earnings                                 6,862             6,272
Unrealized gain/(loss) on securities                (49)               74
                                               --------          --------
Total stockholders' equity                    $  18,301         $  17,834
                                               --------          --------
Total liabilities and stockholders' equity    $ 133,075         $ 163,304
                                               ========          ========

      The following is a presentation of an analysis of the net interest earnings of the Company for the periods indicated with respect to each major category of interest-earning asset and each major category of interest-bearing liability:

                   Year Ended December 31, 2005    Year Ended December 31, 2004
                   -----------------------------   -----------------------------
                               Interest  Average              Interest  Average
                    Average    Earned/   Yield/     Average    Earned/   Yield/
                     Amount     Paid      Rate       Amount     Paid      Rate
                     ------     ----      ----       ------     ----      ----
                                      (Dollars in thousands)
     Assets
     ------
Interest-bearing
  bank balances    $    191   $     7     3.66%    $  4,315   $   107     2.48%
Taxable securities    7,742       269     3.47%       8,509       284     3.34%
Non-taxable
  securities          2,021        86     6.45%       2,934       124     6.40%
Federal funds sold    5,343       165     3.09%      10,020       113     1.13%
Net loans           109,039(1)  8,876(2)  8.14%     127,119(3)  9,290(4)  7.31%
                    -------    ------               -------    ------
Total
 earning assets    $124,336   $ 9,403     7.56%    $152,897   $ 9,918     6.49%
                    =======    ======               =======    ======
   Liabilities
   -----------
NOW and money
 market deposits   $ 21,162   $   294     1.39%    $ 26,911   $   247      .92%
Savings deposits      3,344        29      .87%       6,347        49      .77%
Time deposits        79,033     2,464     3.12%      95,458     2,487     2.61%
Other borrowings         32         1     3.13%       3,140       315    10.03%
                    -------    ------               -------    ------
Total interest
 bearing
 liabilities       $103,571   $ 2,788     2.69%    $131,856   $ 3,098     2.35%
                    =======    ======               =======    ======
Net yield on
 earning assets                           5.32%                           4.46%

______________________

(1) At December 31, 2005, approximately $1.1 million in loans were not accruing interest.
(2) Interest earned on net loans included $.6 million in loan fees and loan service fees.
(3) At December 31, 2004, approximately $2.1 million in loans were not accruing interest.
(4) Interest earned on net loans included $.7 million in loan fees and loan service fees.


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

                                Year Ended               Year Ended
                              December 31, 2005        December 31, 2004
                               compared with            compared with
                                Year Ended               Year Ended
                              December 31, 2004        December 31, 2003
                              -----------------        -----------------
                                 Increase (decrease) due to:

                          Volume   Rate    Total    Volume   Rate    Total
                          ------   ----    -----    ------   ----    -----
                                           (In thousands)
Interest earned on:
  Interest-bearing
    bank balances         $  (200) $   100  $ (100)  $    31  $    (8) $    23
  Taxable securities          (26)      11     (15)      (67)     (57)    (124)
  Non-taxable securities      (38)       0     (38)      (11)      (1)     (12)
  Federal funds sold          (19)      71      52       (76)     (14)     (90)
  Net loans                (2,050)   1,636    (414)   (1,645)  (2,738)  (4,383)
                           ------   ------   -----    ------   ------   ------
Total interest income     $(2,333) $ 1,818  $ (515)  $(1,768) $(2,818) $(4,586)
                           ------   ------   -----    ------   ------   ------

Interest paid on:
  NOW deposits
   and money market       $   (34) $    81  $   47   $   (91) $   (98) $  (189)
  Savings deposits            (27)       7     (20)       (8)     (15)     (23)
  Time deposits              (429)     406     (23)   (1,303)  (1,168)  (2,471)
  Other borrowings           (186)    (128)   (314)     (284)     199      (85)
                           ------   ------   -----    ------   ------   ------
Total interest expense    $  (676)  $  366  $ (310)  $(1,686) $(1,082) $(2,768)
                           ------   ------   -----    ------   ------   ------

Change in net
 interest income          $(1,657)  $1,452  $ (205)  $   (82) $(1,736) $(1,818)
                           ======    =====   =====    ======   ======   ======


DEPOSITS

      CNB offers a full range of deposit services, including commercial and retail checking accounts, savings accounts, and other deposits ranging from daily money market accounts to longer-term certificates of deposit and individual retirement accounts. See "Products and Services Offered by CNB" above for more information about the types of deposits offered by CNB.

      The following table presents, for the periods indicated, the average amount of and average rate paid on each of the following deposit categories:

                                          Year Ended            Year Ended
                                       December 31, 2005     December 31, 2004
                                       -----------------     -----------------
                                       Average   Average     Average   Average
Deposit Category                       Amount   Rate Paid    Amount   Rate Paid
----------------                       ------   ---------    ------   ---------
                                               (Dollars in thousands)
Non-interest-bearing demand deposits   $10,690     N/A       $12,457     N/A
NOW and money
Now and money market deposits           21,162     1.39%      26,911     .92%
Savings deposits                         3,344      .87%       6,347     .77%
Time deposits                           79,033     3.12%      95,458    2.61%

      The following table indicates amounts outstanding of time certificates of deposit of $100,000 or more and respective maturities at December 31, 2005:

   Time Certificates of Deposit             At December 31, 2005
   ----------------------------             --------------------
                                              (In thousands)
      3 months or less                           $ 4,989
      3-6 months                                   3,265
      6-12 months                                 10,249
      over 12 months                               5,757
                                                  ------
           Total                                 $24,260
                                                  ======


LOAN PORTFOLIO

      CNB engages in a full complement of lending activities, including commercial/industrial, consumer and real estate loans. See "Lending Activities" above for more detail about the types of loans made by CNB.

      While risk of loss in CNB's loan portfolio is primarily tied to the credit quality of its various borrowers, risk of loss may also increase due to factors beyond CNB's control, such as local, regional and/or national economic downturns. General conditions in the real estate market may also impact the relative risk in CNB's real estate portfolio. Of CNB's target areas of lending activities, commercial loans are generally considered to have greater risk than real estate loans or consumer installment loans.

      CNB participates with other banks with respect to loans originated by CNB which exceed CNB's lending limits. Management of CNB does not believe that loan participations necessarily pose any greater risk of loss than other loans.

      The following table presents various categories of loans contained in the Company's loan portfolio as of the dates indicated and the total amount of all loans for such periods:

                                                    As of        As of
                                                 December 31,  December 31,
                                                     2005         2004
                                                     ----         ----
Type of Loan                                          (In thousands)
------------
Commercial, financial and agricultural            $  68,175    $  77,283
Real estate - construction                            1,277        1,170
Real estate - mortgage                               22,407       24,325
Installment and other loans to individuals            8,277        9,626
                                                   --------     --------
Subtotal                                          $ 100,136    $ 112,404
Less:  allowance for possible loan losses            (2,101)      (2,085)
                                                   --------     --------
Total (net of allowances)                         $  98,035    $ 110,319
                                                   ========     ========

      The following is a presentation of an analysis of maturities of certain loans as of December 31, 2005:

                                                 Due         Due
                                 Due 1       After 1 to     After
   Type of Loan               Year or Less     5 Years     5 Years     Total
   ------------               ------------     -------     -------     -----
                                              (In thousands)
Commercial, financial
 and agricultural               $52,097       $13,980      $ 2,098    $68,175
Real Estate - construction        1,244            33            0      1,277
Real Estate - mortgage           10,208        11,338          861     22,407
                                 ------        ------       ------     ------
     Total                      $63,549       $25,351      $ 2,959    $91,859
                                 ======        ======       ======     ======

      For the above loans, the following is a presentation of an analysis of sensitivities to changes in interest rates as of December 31, 2005:

                                                  Due        Due
                                   Due 1      After 1 to    After
   Interest Category            Year or Less    5 Years    5 Years     Total
   -----------------            ------------    -------    -------     -----
                                                 (In thousands)
Predetermined interest rate      $27,038       $23,212      $ 2,959   $53,209
Floating interest rate            36,511         2,139            0    44,227
                                  ------        ------       ------    ------
     Total                       $63,549       $25,351      $ 2,959   $91,859
                                  ======        ======       ======    ======

      At December 31, 2005 and 2004, the total recorded investment in impaired loans, all of which had allowances determined in accordance with FASB Statements No. 114 and No. 118, amounted to approximately $3,477,799 and $8,477,316, respectively. The average recorded investment in impaired loans amounted to approximately $6,350,692 and $9,409,587 for 2005 and 2004, respectively. The allowance related to impaired loans amounted to approximately $506,265 and $1,009,020 at December 31, 2005 and 2004,
respectively. The balance of the allowance in excess of the above specific reserves is available to absorb the inherent losses of all other loans. Interest income recognized on impaired loans for the years ended December 31, 2005 and 2004 amounted to $255,693 and $506,493, respectively. The amount of interest recognized on impaired loans using the cash method of accounting was not material for the years ended December 31, 2005 and 2004. Loans on non-accrual status at December 31, 2005 and 2004 had outstanding balances of $1,106,483 and $2,107,437, respectively. Interest recognized on non-accruing loans at December 31, 2005 and 2004 was $18,471 and $54,666, respectively. The Company has no commitments to lend additional funds to borrowers whose loans have been modified.

      As of December 31, 2005, there were no loans not disclosed above that were classified for regulatory purposes as doubtful, substandard or special mention which (i) represent or result from trends or uncertainties which management reasonably expects will materially impact future operating results, liquidity, or capital resources, or (ii) represent material credits about which management is aware of any information which causes management to have serious doubts as to the ability of such borrowers to comply with the loan repayment terms.

      Accrual of interest is discontinued on a loan when management determines upon consideration of economic and business factors affecting collection efforts that collection of interest is doubtful. At December 31, 2005, one loan with an aggregate principal of approximately $267,541 was over 90 days past due but still accruing interest, compared with five such loans with an aggregate principal of approximately $176,000 as of December 31, 2004. As of December 31, 2005, no loans were considered to be "troubled-debt restructured." As of December 31, 2005, forty-seven loans with an aggregate balance of approximately $1,106,483 were on non-accrual status, compared to 51 such loans with an aggregate principal of approximately $2,107,000 as of December 31, 2004.

SUMMARY OF LOAN LOSS EXPERIENCE

      An analysis of the Company's loss experience is furnished in the following table for the periods indicated:

            ANALYSIS OF THE ALLOWANCE FOR POSSIBLE LOAN LOSSES

                                               Year Ended December 31,
                                               -----------------------
                                                   2005      2004
                                                   ----      ----
                                                (Dollars in thousands)
Balance at beginning of period                   $ 2,085   $ 2,676
Charge-offs:
   Real estate loans                                (121)     (433)
   Installments and other loans to individuals      (234)     (568)
   Commercial loans                               (1,020)   (2,616)
                                                  ------    ------
   Total charge-offs                              (1,357)   (3,617)
                                                  ------    ------
Recoveries:
   Real estate loans                                   3         3
   Installments and other loans to individuals        30        89
   Commercial loans                                  133       454
                                                  ------    ------
   Total recoveries                                  166       546
                                                  ------    ------
Net charge-offs                                   (1,191)   (3,071)
Additions charged to operations                    1,207     2,893
                                                  ------    ------
Balance before sale of subsidiary                  2,101     2,498
Sale of subsidiary                                     0      (413)
                                                  ------    ------
Balance at end of period                         $ 2,101   $ 2,085
                                                 ======     ======
Ratio of net charge-offs during the
  period to average loans outstanding
  during the period                                1.07%      2.37%
                                                 ======     ======

      At December 31, 2005 and 2004 the allowance was allocated as follows:

                                                    At December 31,
                                            --------------------------------
                                                 2005              2004
                                            --------------     -------------
                                                    Percent           Percent
                                                    of loans          of loans
                                                    in each           in each
                                                    category          category
                                                    to total          to total
                                            Amount   loans    Amount   loans
                                            ------   -----    ------   -----
                                                  (Dollars in thousands)
Commercial, Financial and Agricultural      $ 1,510   68.1%   $ 1,550   68.8%
Real Estate - Construction                       40    1.3%        25    1.0%
Real Estate - Mortgage                          230   22.4%       265   21.6%
Installment and Other Loans to Individuals      225    8.2%       215    8.6%
Unallocated                                      96    N/A         30    N/A
                                             ------  -----     ------  -----
Total                                       $ 2,101  100.0%   $ 2,085  100.0%
                                             ======  =====     ======  =====


LOAN LOSS RESERVE

      As of December 31, 2005, 68.1% of outstanding loans were in the category of commercial loans, which includes commercial, industrial and agricultural loans. Although commercial loans are generally considered by management as having greater risk than other categories of loans in the Bank's loan portfolio, 92% of these commercial loans at December 31, 2005 were made on a secured basis. Management believes that the secured condition of the preponderant portion of the Bank's commercial loan portfolio greatly reduces any risk of loss inherently present in commercial loans. The Company has experienced significant loan losses in this category of loans in the past primarily due to insufficiently rigorous underwriting criteria. The Company has taken steps to strengthen its underwriting practices in recent years, including establishing and staffing a computerized credit analysis department and increasing board oversight of credit practices. In addition, the sale of Cumberland was instrumental in improving underwriting criteria and practices at the Company. As a result of these steps, management believes that the Company's risk exposure in its commercial loan portfolio has been significantly reduced.

      CNB's consumer loan portfolio is also largely secured. At December 31, 2005, 85% of CNB's consumer loans were secured by collateral primarily consisting of automobiles, boats and other personal property. Management believes that these loans involve less risk than commercial loans.

      Real estate mortgage loans constituted 22.4% of outstanding loans at December 31, 2005. The loans in this category represent residential and commercial real estate mortgages where the amount of the original loan generally does not exceed 90% of the appraised value of the collateral. Losses from this loan category have also been heavy in recent periods, primarily attributable to commercial real estate mortgages. These losses are primarily due to losses on the sale of properties that secured non-performing commercial loans, as management took steps to reduce its levels of impaired and non-accruing loans.

      The allowance for loan losses reflects an amount which, in management's judgment, is adequate to provide for anticipated loan losses. For more information about the methods employed and the factors considered in setting the allowance for loan losses, see "Management's Discussion and Analysis of Financial Condition and Results of Operations-Critical Accounting Policies" below.


INVESTMENTS

      As of December 31, 2005, investment securities comprised approximately 7.6% of CNB's assets and net loans comprised approximately 77.5% of CNB's assets. CNB invests primarily in direct obligations of the United States, obligations guaranteed as to principal and interest by the United States, obligations of agencies of the United States and certificates of deposit issued by commercial banks. In addition, CNB enters into Federal Funds transactions with its principal correspondent banks, and act as net sellers of such funds. The sale of Federal Funds amounts to a short-term loan from CNB to another bank.

      The following table presents, for the dates indicated, the book value of the Company's investments. All securities held at December 31, 2005 and 2004 were categorized as available for sale.

                                                         December 31,
                                                       -----------------
                                                         2005      2004
                                                         ----      ----
                                                          (In thousands)

Obligations of U.S. Treasury and other U.S. Agencies    $ 7,263    $ 7,433
Municipal securities                                      1,934      2,706
Federal Reserve Bank and Federal Home Loan Bank Stock       402        430
                                                         ------     ------
Total                                                   $ 9,599    $10,569
                                                         ======     ======

      The following table indicates as of December 31, 2005 the amount of investments due in (i) one year or less, (ii) one to five years, (iii) five to ten years, and (iv) over ten years:

                                                       At December 31, 2005
                                                       --------------------
                                                                   Weighted
                                                                   Average
                                                         Amount     Yield
                                                         ------     -----
                                                      (Dollars in thousands)
Obligations of U.S. Treasury and other U.S. Agencies:
   Over 1 through 5 years                               $ 7,262      3.34%
Municipal securities:
   0 - 1 year                                               200      7.55%
   Over 1 through 5 years                                   925      6.58%
   Over 5 through 10 years                                  810      7.21%
Federal Reserve Bank and Federal
   Home Loan Bank Stock, no maturity                        402      5.10%
                                                         ------      ----
Total                                                   $ 9,599      4.14%
                                                         ======      ====

RETURN ON EQUITY AND ASSETS

      Returns on average consolidated assets and average consolidated equity for the periods indicated were as follows:

                                                  Year Ended
                                                  December 31,
                                                ----------------
                                                 2005      2004
                                                 ----      ----
     Return on average assets                     .92%      .12%
     Return on average equity                    6.69%     1.13%
     Average equity to average assets ratio     13.75%    10.92%
     Dividend payout ratio                      16.42%     --  %



ITEM 2.   DESCRIPTION OF PROPERTY
-------   -----------------------

      CNB's main banking facility is located in an approximately 9,500 square foot facility at 561 East Washington Avenue, Ashburn, Georgia 31714. The Hudson Avenue side of the property contains a house that has been remodeled and is used for various activities, including banking and civic functions. CNB's main facility also houses the Company's executive offices. CNB's second Turner County location, also in Ashburn, is in a 1,500 square foot facility with three drive-through windows and an automatic teller. CNB's Crisp County branch is located in a 5,600 square foot, two story facility. Each of these buildings is owned by CNB.



ITEM 3.   LEGAL PROCEEDINGS
-------   -----------------

      Neither the Company nor either of CNB is a party to, nor is any of their property the subject of, any material pending legal proceeding.



ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-------   ---------------------------------------------------

      No matter was submitted to a vote of security-holders during the fourth quarter ended December 31, 2005.



                                      PART II

ITEM 5.   MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL
-------   ---------------------------------------------------------------
          BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES
          ----------------------------------------------

      The Company's common stock is traded on the OTC Bulletin Board under the symbol "CBAC.OB." The high and low bid price for the Common Stock for each quarter of 2005 and 2004, as reported by the OTC Bulletin Board, is set forth in the table below. Note that these prices reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

                                         High       Low
                                         ----       ---
        2004
        First Quarter                   $11.55     $10.90
        Second Quarter                   11.30       9.85
        Third Quarter                    10.00       9.95
        Fourth Quarter                   10.00       9.50

        2005
        First Quarter                    11.00       9.60
        Second Quarter                   13.50      10.70
        Third Quarter                    13.50      13.15
        Fourth Quarter                   13.25      12.20

      As of December 31, 2005, there were 1,117 holders of record of the Company's common stock.


PAYMENT OF DIVIDENDS

      The Company is a legal entity separate and distinct from CNB. The principal sources of the Company's cash flow, including cash flow to pay any dividends to its shareholders, are dividends that CNB pays to its sole shareholder, the Company. Statutory and regulatory limitations apply to CNB's payment of dividends to the Company as well as to the Company's payment of dividends to its shareholders.

      CNB is required by federal law to obtain prior approval of the OCC for payments of dividends if the total of all dividends declared by CNB in any year will exceed (1) the total of CNB's net profits for that year, plus (2) CNB's retained net profits of the preceding two years, less any required transfers to surplus.

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

      In February 2003, at the request of the Federal Reserve, the Company's Board of Directors adopted resolutions that, among other things, prohibited the Company from paying dividends without the approval of the Federal Reserve. After the OCC terminated the MOU in November 2005, the Board of Directors terminated this resolution. In December 2005, the Board of Directors requested and was granted approval by the Federal Reserve to pay dividends.



ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
-------   ---------------------------------------------------------

      The purpose of the disclosure in this section is to convey information relating to the financial condition and results of operations of the Company that may not be readily apparent from a review of the consolidated financial statements and the notes thereto included in this report. The following discussion of the Company's financial condition and results of operations should be read in conjunction with the Company's consolidated financial statements, related notes and other financial information, including the statistical information appearing under "Statistical Disclosures for Bank Holding Companies" in Item 1.


OVERVIEW

      The Company's results of operations are largely dependent on net interest income, which is the difference between the interest earned on loans and securities and interest paid on deposits and borrowings. The results of operations are also affected by the level of income/fees from loans, deposits and borrowings, as well as operating expenses, the provision for loan losses, the impact of federal and state income taxes, and the relative levels of interest rates and economic activity.

      After operating profitably as a one-bank holding company for several years, the Company formed Cumberland in 1999 and acquired Tarpon in 2000. Since 2000, the Company experienced heavy loan losses which required it to increase its borrowings to supplement the capital accounts of its subsidiary banks. In response to these losses, management has taken a number of steps designed to strengthen the Company's asset quality and reposition the Company as a one-bank holding company. These actions include:

      * The sales of Cumberland in September 2003 and Tarpon in October 2004. While the Company recognized a net loss on these sales of approximately $900,000, the Company determined that these sales were critical steps toward reversing the Company's losses and strengthening the Company's asset quality and underwriting procedures. A disproportionate amount of the Company's loan losses were attributable to Cumberland, and management believes that returning the Company to a one-bank holding company has improved the financial strength of the Company.

      * Eliminating the Company's debt load with a substantial portion of the proceeds of the Cumberland and Tarpon sales.

      * Focus on strengthening underwriting practices. The Company has established a computerized credit analysis department staffed with four full-time employees. Management believes that this department, originally formed in 2000 with one full-time and one part-time employee, has matured and is operating effectively. The board of CNB has also increased its involvement in credit decisions and placed an increased emphasis on credibility in credit and collateral evaluation. As a result of these actions, management believes that the credit "culture" at CNB is significantly improved.

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

      The Company believes that the above actions have been effective in strengthening the quality of the Company's assets and in improving the Company's underwriting practices, as evidenced by the following improvements in the Company's loan portfolio:

      * A reduction in the aggregate balance of impaired loans from approximately $10.1 million as of December 31, 2003 to $8.5 million as of December 31, 2004, and to $3.5 million as of December 31, 2005; and

      * A reduction of the aggregate balance of non-accruing loans from $2.4 million as of December 31, 2003 to $2.1 million at December 31, 2004, and to $1.1 million as of December 31, 2005.

      The short-term priority of the Company continues to be strengthening its balance sheet and the quality of its loan portfolio. As a result, the Company continues to focus on credit evaluation and collateral valuation in its lending decisions, and is emphasizing lowered risk profile and minimizing loan losses over growth.

CRITICAL ACCOUNTING POLICIES

      he Company has adopted various accounting policies which govern the application of accounting principles generally accepted in the U.S. in the preparation of financial statements. The Company's significant accounting policies are described in Note 2 to the Company's consolidated financial statements included in this report. Certain accounting policies require the Company to make significant assumptions and estimates, the use of which has a material impact on the carrying value of certain assets and liabilities, and could potentially result in materially different results under different assumptions and conditions. Management believes that the most critical accounting policy upon which the Company's financial condition depends, and which involve the most complex or subjective decisions or assessments is the allowance for loan losses.

      Arriving at an appropriate level of allowance for loan losses involves a high degree of judgment. CNB's allowance for loan losses provides for probable losses based upon evaluations of known and inherent risks in the loan portfolio. Management uses historical information to assess the adequacy of the allowance for loan losses as well as the prevailing business environment; as it is affected by changing economic conditions and various external factors, which may impact the portfolio in ways currently unforeseen. The allowance is increased by provisions for loan losses and by recoveries of loans previously charge-off and reduced by loans charged-off.

      A review of the loan portfolio by an independent firm is conducted on a semi-annual basis. The purpose of this review is to assess the risk in the loan portfolio and to determine the adequacy of the allowance for loan losses. The review includes analyses of historical performance, the level of non-conforming and rated loans, loan volume and activity, review of loan files and consideration of economic conditions and other pertinent information. Upon completion, the report is approved by the Board and management of the Company. In addition to the above review, CNB's primary regulator, the OCC, also conducts an annual examination of the loan portfolio. Upon completion, the OCC presents its report of findings to the Board and management of CNB.
Information provided from the above two independent sources, together with information provided by the management of CNB and other information known to the Board, are utilized by the Board to monitor, on a quarterly basis, the loan portfolio. Specifically, the Board attempts to identify risks inherent in the loan portfolio (e.g., problem loans, potential problem loans and loans to be charged off), assess the overall quality and collectibility of the loan portfolio, and determine amounts of the allowance for loan losses and the provision for loan losses to be reported based on the results of their review.

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


RESULTS OF OPERATIONS

      For the years ended December 31, 2005 and 2004, the Company had a net income of $1.2 million and $.2 million, respectively. For 2005, basic and diluted income per share of common stock were $.61 and $.60, respectively. Basic and diluted income per share in 2004 were both $.10. Total assets decreased by $12.7 million from $139.2 million as of December 31, 2004 to $126.5 million as of December 31, 2005. The reduction in loans accounted for the majority of the decrease in total assets. In 2005 and 2004, management focused on reducing the level of high risk loans in order to reduce the risk profile of the Bank and improve the quality of assets.

      Cash and cash equivalents increased by $.5 million from 12.6 million as of December 31, 2004 to $13.1 as of December 31, 2005.

      Securities decreased by $1.0 million from $10.6 million as of December 31, 2004 to $9.6 million as of December 31, 2005. Loans contracted by $12.3 million from $110.3 as of December 31, 2004 to $98.0 as of December 31, 2005.

      Deposits decreased by $13.6 million, from $120.8 million as of December 31, 2004 to $107.2 million as of December 31, 2005. This decrease was planned because the Bank did not require as many deposits while it was reducing the size of its loan portfolio.


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

      Presented below are various components of assets and liabilities, interest income and expense as well as their yield/cost for the periods indicated.

                                 Year Ended                Year Ended
                              December 31, 2005         December 31, 2004
                              -----------------         -----------------
                                   Interest                   Interest
                           Average  Income/  Yield/   Average  Income/ Yield/
                           Balance  Expense   Cost    Balance  Expense  Cost
                           -------  -------   ----    -------  -------  ----
                                        (Dollars in thousands)
Interest-bearing
   bank balances           $    191  $     7  3.66%  $  4,315  $   107  2.48%
Federal funds sold            5,343      165  3.09%    10,020      113  1.13%
Securities                    9,763      355  4.09%    11,443      408  3.57%
Loans, net                  109,039    8,876  8.14%   127,119    9,290  7.31%
                            -------   ------          -------   ------
   Total earning assets    $124,336  $ 9,403  7.56%  $152,897  $ 9,918  6.49%
                            =======   ======          =======   ======

Interest bearing deposits  $103,539  $ 2,787  2.69%  $128,716  $ 2,783  2.16%
Other borrowings                 32        1  3.13%     3,140      315 10.03%
                            -------   ------          -------   ------
   Total interest
   -bearing liabilities    $103,571  $ 2,788  2.69%  $131,856  $ 3,098  2.35%
                            =======   ======          =======   ======

Net yield on earning assets                   5.32%                     4.46%

      The net interest yield is computed by subtracting interest expense from interest income and dividing the resulting figure by average interest-earning assets. Net yield on interest-earning assets for the years ended December 31, 2005 and 2004 was 5.32% and 4.46%, respectively. The cause for the increase in the net yield on interest earning assets from 2004 to 2005 is due to the fact that the increase in the yield on earning assets (107 basis points) outpaced the increase in the cost of funds (34 basis points).

      Gross interest income decreased by $.5 million, or 5.2%, from $9.9 million in 2004 to $9.4 million in 2005. Net interest income, before provision for loan losses, decreased by approximately $.2 million, or 3.0%, from approximately $6.8 million in 2004 to approximately $6.6 million in 2005. This decrease was less than the 18.7% decrease in average earning assets from $152.9 million in 2004 to $124.3 million in 2005.

      NON-INTEREST INCOME

      Non-interest income for the years ended December 31, 2005 and 2004 amounted to $1.1 million and $2.2 million, respectively. Note that the 2004 results include a $1.2 million gain on the sale of Tarpon. Non-interest income excluding the effects of the gain on the sale of the former subsidiary amounted to $1.1 million and $1.1 million for 2005 and 2004, respectively. As a percent of average assets, non-interest income, as adjusted for the effect of the sale of Tarpon, was .83% for 2005 and .67% for 2004.

      The following table summarizes the major components of non-interest income for the years ended December 31, 2005 and 2004.

                                            Year ended December 31,
                                            -----------------------
                                              2005            2004
                                              ----            ----
                                                 (In thousands)
   Service fees on deposit accounts         $   895         $   994
   Miscellaneous, other                         207              96
                                            -------         -------
   Total non-interest income, as diluted      1,102           1,090
   Gain/(loss) on sale of subsidiary              0           1,184
                                            -------         -------
      Total non-interest income             $ 1,102         $ 2,274
                                            =======         =======


      NON-INTEREST EXPENSE

      Non-interest expense decreased from $6.0 million in 2004 to $4.9 million in 2005. As a percent of total average assets, non-interest expenses decreased from 3.90% in 2004 to 3.68% in 2005. Of the $1.1 million decrease in non-interest expense, approximately $1.0 million of the above decrease was triggered by the fact that the Company no longer has any operating expenses associated with Tarpon.

      The following table summarizes the major components of non-interest expense for the years ended December 31, 2005 and 2004.

                                            2005            2004
                                            ----            ----
                                               (In thousands)
     Salaries and benefits                $  2,571        $  3,118
     Data processing, ATM                      282             349
     Depreciation, amortization                187             270
     Professional fees                         470             648
     Other operating expenses                1,394           1,579
                                           -------         -------
        Total non-interest expense        $  4,904        $  5,964
                                           =======         =======

      ALLOWANCE FOR LOAN LOSSES

      During 2005, the allowance for loan losses increased from $2,084,800 to $2,100,858. During 2005, the allowance for loan losses as a percent of gross loans increased from 1.85% to 2.10%. Net charge-offs during 2005 amounted to $1,190,942, or 1.07% of average loans. Net charge-offs during 2004 amounted to $3,070,813, or 2.37% of average loans. As of December 31, 2005, management considers the allowance for loan losses to be adequate to absorb future losses. However, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses or that additional provisions to the allowance will not be required. For more information about the methods employed and the factors considered in determining the allowance for loan losses, see "Management's Discussion and Analysis of Financial Condition and Results of Operations-Critical Accounting Policies" above.


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

      The asset mix of the balance sheet is continually evaluated in terms of several variables: yield, credit quality, appropriate funding sources and liquidity. To effectively manage the liability mix of the balance sheet, there should be a focus on expanding the various funding sources. The interest rate sensitivity position at December 31, 2005 is presented in the following table. The difference between rate sensitive assets and rate sensitive liabilities, or the interest rate sensitivity gap, is shown at the bottom of the table. Since all interest rates and yields do not adjust at the same pace, the gap is only a general indicator of rate sensitivity.

                                   After
                                   three    After     After
                                   months    six       one
                                    but     months   year but
                          Within   within    but      within   After
                          three     six     within     five    five
                          months   months  one year    years   years   Total
                         ------   ------  --------  --------  -----    -----
                                     (Dollars in thousands)
EARNING ASSETS
Loans                   $ 46,384 $  7,555  $ 12,006  $30,743 $ 3,448  $100,136
Available-for-sale
 securities                  200     --        --      8,187   1,212     9,599
Federal funds sold         6,601     --        --       --      --       6,601
                         -------  -------   -------   ------  ------   -------
Total earning assets    $ 53,185 $  7,555  $ 12,006  $38,930 $ 4,660  $116,336
                         =======  =======   =======   ======  ======   =======

SUPPORTING SOURCE OF FUNDS
Interest-bearing
  demand deposits
  and savings           $ 26,345 $   --    $   --    $  --   $  --    $ 26,345
Certificates,
  less than $100M         10,562    8,556    21,408    3,661    --      44,277
Certificates,
  $100M and over           4,989    3,265    10,249    5,757    --      24,260
                         -------  -------   -------   ------  ------   -------
Total interest-
  bearing liabilities   $ 41,986 $ 11,821  $ 31,657  $ 9,418 $  --    $ 94,882
                          ======  =======   =======   ======  ======   =======

Interest rate
  sensitivity gap      $ 11,199  $ (4,266) $(19,651) $29,512 $ 4,660  $ 21,454

Cumulative gap         $ 11,199  $  6,933  $(12,718) $16,794 $21,454  $ 21,454

Interest rate
  sensitivity gap ratio    1.27      0.64      0.38     4.13    N/A       1.23

Cumulative interest rate
  sensitivity gap ratio    1.27      1.13      0.85     1.18    1.23      1.23

      As evidenced by the table above, at December 31, 2005, the Company was liability sensitive from 7 to 12 months and asset sensitive in all other time periods. In a declining interest rate environment, a liability sensitive position (a gap ratio of less than 1.0) is generally more advantageous since liabilities are repriced sooner than assets. Conversely, in a rising interest rate environment, an asset sensitive position (a gap ratio over 1.0) is generally more advantageous as earning assets are repriced sooner than the liabilities. With respect to the Company, an increase in interest rates would reduce income for the period of three-to-twelve months, and increase income in all other time periods. Conversely, a decline in interest rates will increase income in the period of three-to-twelve months, and reduce income in all other time periods.

      As circumstances change, management will seek to structure its rate sensitivity position to best hedge against rapidly rising or falling interest rates. The Asset/Liability Committee of each of the Banks meets on a quarterly basis and develops management's strategy for the upcoming period. Such strategy includes anticipations of future interest rate movements.


LIQUIDITY

      Liquidity represents the ability to provide steady sources of funds for loan commitments and investment activities, as well as to maintain sufficient funds to cover deposit withdrawals and payment of debt and operating obligations. These funds can be obtained by converting assets to cash or by attracting new deposits. Deposits decreased by $13.6 million and $38.0 million, respectively, during 2005 and 2004. In 2004, the majority of the decline was caused by the sale of Tarpon. In 2005, the Company sought to reduce deposits as it encouraged weaker loans to move elsewhere. Below are the pertinent liquidity balances and ratios at December 31, 2005 and 2004:

                                                  December 31,
                                         ----------------------------
                                           2005                 2004
                                         -------              -------
                                              (Dollars in thousands)
  Cash and cash equivalents              $13,106              $12,461
  CDs, over $100,000
   to total deposits ratio                 22.6%                20.7%
  Loan to deposit ratio                    91.5%                91.3%
  Securities to total assets ratio          7.6%                 7.6%
  Brokered deposits                          --                   --

      Cash and cash equivalents are the primary source of liquidity. At December 31, 2005, cash and cash equivalents amounted to $13.1 million, representing 10.3% of total assets. Securities available for sale provide a secondary source of liquidity. At December 31, 2005, total securities amounted to $9.6 million, representing 7.6% of total assets.

      At December 31, 2005, large denomination certificates accounted for 22.6% of total deposits. As a percent of total deposits, large denomination certificates increased from 20.7% at December 31, 2004 to 22.6% at December 31, 2005. Large denomination CDs are generally more volatile than other deposits. As a result, management continually monitors the competitiveness of the rates it pays on its large denomination CDs and periodically adjusts its rates in accordance with market demands. Significant withdrawals of large denomination CDs may have a material adverse effect on the Banks' liquidity.

      Brokered deposits are deposit instruments, such as certificates of deposit, deposit notes, bank investment contracts and certain municipal investment contracts that are issued through brokers and dealers who then offer and/or sell these deposit instruments to one or more investors. As of December 31, 2005, the Company had no brokered deposits in its portfolio.

      In October 2004, the Company consummated the sale of Tarpon to an unaffiliated third party, for approximately $6 million. A portion of the proceeds from the sale of Tarpon were used to repay the balance of a loan from the son of one of the Company's directors ($2,900,000) and to redeem the Company's Series A Preferred Stock, including all accrued and unpaid dividends ($665,000).

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

      The table below illustrates the regulatory capital ratios of CNB and the Company at December 31, 2005:

                                                          Minimum
                                                         Regulatory
                                    December 31, 2005    Requirement
                                    -----------------    -----------
 CNB
 ---
 Tier 1 Capital                           17.1%              4.0%
 Tier 2 Capital                            1.3%              N/A
    Total risk-based capital ratio        18.4%              8.0%
 Leverage ratio                           12.7%              3.0%

 Company - Consolidated
 ----------------------
 Tier 1 Capital                           19.2%              4.0%
 Tier 2 Capital                            1.3%              N/A
    Total risk-based capital ratio        20.5%              8.0%
 Leverage ratio                           14.1%              3.0%

      The Bank's MOU with the OCC imposed higher minimum capital ratios on each of the banks, including a risk-based Tier 1 capital ratio of at least 10%, and a total risk-based capital ratio of at least 11%. However, in November 2005, the MOU was terminated by the OCC.


OFF-BALANCE SHEET ARRANGEMENTS

      In the normal course of business, the Company has outstanding various commitments to extend credit in the form of unused loan commitments and standby letters of credit that are not reflected in the Company's consolidated financial statements. Since these commitments may expire without being exercised, these commitments do not necessarily represent future funding requirements. The Company uses the same credit and collateral policies in making commitments as those used in making loans.

      As of December 31, 2005 and 2004, the Company had outstanding unused loan commitments of approximately $5.4 million and $8.3 million, respectively. Additionally, standby letters of credit of approximately $0 and $800 were outstanding as of December 31, 2005 and 2004, respectively. Various assets collateralize the majority of these commitments. The Company does not anticipate that it will suffer any material losses as a result of these transactions.



ITEM 7.   FINANCIAL STATEMENTS
-------   --------------------

      The following financial statements are filed as Exhibit 99.1 to this Report and incorporated herein by reference:

       Report of Independent Registered Public Accounting Firm

       Consolidated Balance Sheets as of December 31, 2005 and 2004

       Consolidated Statements of Income for the years ended
          December 31, 2005 and 2004

       Consolidated Statements of Shareholders' Equity for the years ended December 31, 2005 and 2004

       Consolidated Statements of Cash Flows for the years ended
          December 31, 2005 and 2004

       Notes to Consolidated Financial Statements

ITEM 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
-------   ---------------------------------------------------------------
          FINANCIAL DISCLOSURE
          --------------------

      Not applicable.

ITEM 8A.   CONTROLS AND PROCEDURES
--------   -----------------------

      The Company's Chief Executive Officer has evaluated the Company's disclosure controls and procedures as of the end of the fiscal year covered by this Report on Form 10-KSB and concluded that the Company's disclosure controls and procedures are effective. During the fourth quarter of 2005, there were no changes in the Company's internal control over financial reporting that have materially affected, or that are reasonably likely to materially affect, the Company's internal control over financial reporting.



ITEM 8B.   OTHER INFORMATION
--------   -----------------

      Not Applicable



                                    PART III

ITEM 9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
-------   -------------------------------------------------------------
          COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT
          -------------------------------------------------

      The Board of Directors is currently composed of the following thirteen members:

      Name                       Age         Position
      ----                       ---         --------
      T. Brinson Brock, Sr.      49      Class I Director
      Willis R. Collins          60      Class I Director
      Shirley Crawford           69      Class I Director
      Donald M. Crews            58      Class I Director
      Benny W. Denham            75      Class I Director
      Lloyd G. Ewing             61      Class II Director
      Grady E. Moore             71      Class II Director
      Joe S. Sheppard            72      Class II Director
      Sara Ruth Raines           60      Chairman of the Board of Directors
                                           and Class II Director
      Bobby Y. Franklin          59      Class III Director
      Benjamin E. Walker         75      Class III Director
      Jimmie Ann Ward            68      Class III Director
      Freddie J. Weston, Jr.     68      Class III Director

      Directors of the Company are elected at the annual meeting of the Company's shareholders. In accordance with the Company's articles of incorporation, the Board of Directors is divided into three classes, Class I, Class II and Class III, whose terms are staggered so that approximately one-third of the Board is elected at each annual meeting of the shareholders. Members of each class serve for a term of three years and until their successors are elected. The terms of the Class I directors was set to expire at the 2006 annual meeting of shareholders; however, because the Company is not holding a 2006 annual meeting of shareholders due to its pending Merger with South Georgia which is anticipated to close by June 30, 2006, the Class
I directors will serve until their successors are elected and qualified. If necessary, the Class II directors will serve until the expiration of their terms at the 2007 Annual Meeting, and the Class III directors will serve until the expiration of their terms at the 2008 Annual Meeting.

                            BIOGRAPHIES OF THE DIRECTORS

      The biographies of the directors are listed below. Except as otherwise indicated, each director has been or was engaged in his or her present or last principal occupation, in the same or a similar position, for more than five years.


CLASS I DIRECTORS

      T. BRINSON BROCK has served as a director of the Company since August 1989 and as President and Chief Executive Officer of Community National Bank since March 24, 1998. Mr. Brock raises beef cattle, including purebred Angus, Clydesdale horses and draft horse crosses which he and his children show and
sell.   He serves as Vice President of the Turner County Cattlemen's
Association. He is an active member of the Agricultural Committee of the Georgia Banker's Association and has his certification for instruction in various American Institute of Banking and bank training programs which includes a Masters Degree from the University of Georgia ("UGA") in Adult Education.
Mr. Brock is a member of both the Turner and Crisp County Chambers of Commerce. He is on the board of directors for the Easter Seal Foundation and is a deacon of Ashburn First Baptist Church, where he serves in various music and committee positions. He is a former Abraham Baldwin Agricultural College ("ABAC") Foundation board member, and he is a member of the ABAC President's Club and the UGA President's Club. He is a coordinator for the Governor's program of entrepreneurship development for the State of Georgia, a program sponsored by the local Chamber of Commerce and Moultrie Technical College.

      WILLIS R. COLLINS has served as director of the Company since August 1989. Mr. Collins served as a Commissioner of Turner County, Georgia from 1986 to 1993. He founded Cotton Warehouse, Inc. in 1988 and is a partner and manager of Arabi Gin Company.

      SHIRLEY CRAWFORD has served as a director of the Company since July 2002. She is a community volunteer in Turner County.

      DONALD M. CREWS has served as a director of the Company since May 1999. Mr. Crews has been the owner and operator of Furniture Factory Outlet, St. Marys, Georgia, since 1985. Mr. Crews also owns and manages real estate. Mr. Crews is a past director of the Camden/Kingsbay Chamber of Commerce and the Camden/Kingsbay Navy League and has served for seven years on the Better Business Committee for Camden County. Mr. Crews has served as a past president for the Kiwanis Club and has served as a director for 18 years.

      BENNY W. DENHAM has served as a director of the Company since August 1989. Mr. Denham is a co-owner of Denham Farms and has operated this farming business since 1951. Mr. Denham has been a director of Oglethorpe Power Company since 1988, and serves as its Chairman. He is also director of Irwin Electric Membership Corporation and currently serves as Chairman.

CLASS II DIRECTORS

      LLOYD G. EWING has served as a director of the Company since August 1989. Mr. Ewing joined Ewing Buick, Pontiac, GMC Trucks, Inc. in 1973 and has held various positions in that company. He is now its President and General Manager.

      GRADY E. MOORE has served as a director of the Company since August 1989. Mr. Moore retired from running G.M. Farms, Inc., a row crop operation which he managed for 37 years.

      SARA RUTH RAINES currently serves as the Chairperson of the Board of the Company. She has served as a director of the Company since August 1989. She is the founder of Raines Investment Group, Inc., which is a franchisee of Aaron's Sales and Leasing.

      JOE S. SHEPPARD has served as a director of the Company since May 1999. He has served as Chairman of the Board of Resource Systems, Inc., an Atlanta-based company engaged in the telecommunications business, for more than seven years.


CLASS III DIRECTORS

      BOBBY Y. FRANKLIN has served as a director of the Company since May 1999. Mr. Franklin has been the owner and operator of B&D Tire Company in Kingsland, Georgia, since 1979 and the owner of Franklin Properties in Hilliard, Florida, since 1979. Mr. Franklin served as past director and past president of the Georgia Tire and Retreaders Dealers Association.

      BENJAMIN E. WALKER has served as a director of the Company since August 1989. He served as Chairman of the Board of the Company from August 1994 to July 1996. Mr. Walker is a part-owner of M & W Sportswear, Inc., a local garment contracting company.

      JIMMIE ANN WARD has served as a director of the Company since August 1989. Mrs. Ward is Secretary of Ward Land Company and is a community volunteer in Turner County.

      FREDDIE J. WESTON, JR. has served as a director of the Company since August 1989. Mr. Weston served in the U.S. Army for more than twenty-five years, retiring in October 1981. From 1983 until his retirement in 2002, he served as the coordinator of Vocational Academic Education at Turner County High School, where he was Assistant Principal and Principal.


EXECUTIVE OFFICER

      THERON G. REED, age 63, is the Company's only executive officer and has served as the Company's President and Chief Executive Officer since June 2002. He is a co-founding director of the Company and served as its first President and Chief Executive Officer from November 1989 until March 1998. Mr. Reed served as president of Cornerstone Mfg. Co., Inc. from April 1998 through 2002.

      The Board elects executive officers to serve until they are removed, replaced or resign.


IDENTIFICATION OF AUDIT COMMITTEE AND AUDIT COMMITTEE FINANCIAL EXPERT

      The Board of Directors has established a standing Audit Committee composed of Willis R. Collins (Chairman), Lloyd G. Ewing and Benjamin E. Walker, each of whom is independent as defined in the listing standards of the Nasdaq Stock Market. The Board of Directors has determined that there is no "audit committee financial expert," as defined by the rules of the SEC, serving on the Audit Committee at this time. The Board believes that the current Audit Committee, as a whole, possesses the necessary financial sophistication, expertise, and understanding of the Company's business and industry to effectively oversee the Company's audit process and financial reporting, and to discharge the other responsibilities delineated in the Company's Audit Committee Charter, a copy of which was attached as Appendix A to the Company's proxy statement for its 2004 annual meeting of shareholders. The Board also believes that, given the size, industry, and financial resources of the Company, recruiting an individual who qualifies as an audit committee financial expert would be prohibitively expensive, if such an individual could be successfully recruited at all. The Board and the Audit Committee will continue to monitor the Audit Committee's performance and continue to assess the desirability of recruiting an audit committee financial expert. In 2005, the Audit Committee recommended the appointment of the Company's independent auditors, met with the independent auditors to review their report on the financial statements of the company, and carried out various other responsibilities.


COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

      Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors, certain officers and persons who own more than 10% of the outstanding common stock of the Company to file with the Securities and Exchange Commission reports of changes in ownership of the common stock of the Company held by such persons. Officers, directors and greater than 10% stockholders are also required to furnish the Company with copies of all forms they file under this regulation. To the Company's knowledge, based solely on a review of copies of such reports furnished to the Company and representations that no other reports were required, during the fiscal year ended December 31, 2005, all Section 16(a) filing requirements with respect to transactions occurring in 2005 were complied with by its officers, directors and greater than 10% stockholders. With respect to prior years: Mr. Weston filed one late report and failed to timely report one transaction; Ms. Crawford and Mr. Reed each filed two late reports and each failed to timely report one transaction; Mr. Sheppard filed two late reports and failed to timely report two transactions; Mr. Walker filed two late reports and failed to timely report three transactions; Ms. Ward and Messrs. Collins, Moore and Ewing each filed two late reports and each failed to timely report four transactions; Mr. Crews filed three late reports and failed to timely report three transactions; Mr. Denham filed three late reports and failed to timely file six transactions; Mr. Brock filed six late reports and failed to timely file twelve transactions; Mr. Franklin filed six late reports and failed to timely file six transactions; Ms. Raines filed three late reports and failed to timely file six transactions


CODE OF ETHICS

      The Company has adopted a Code of Ethics that applies to the Company's principal executive officer, principal financial officer, principal accounting officer or controller, and any persons performing similar functions. The Code of Ethics was filed as Appendix C to the Company's proxy statement for its 2004 annual meeting of shareholders.



ITEM 10.   EXECUTIVE COMPENSATION.
--------   -----------------------

      The following table sets forth the compensation paid to the Company's Chief Executive Officer (the only executive officer of the Company and the only officer of the Company whose salary and bonus exceeded $100,000) for each of the Company's last three completed fiscal years. No stock options were issued to or exercised by the Chief Executive Office during 2005, and the Chief Executive Officer did not hold any options to purchase the Company's common stock at December 31, 2005.

                                                  Annual Compensation
                                        ---------------------------------------
                                                                      Other
                                                                      Annual
          Name and                      Fiscal                        Compen-
      Principal Position                 Year     Salary      Bonus   sation(1)
      ------------------                 ----     ------      -----   ---------
Theron G. Reed                           2005    $100,000    $55,000    $1,584
 President and Chief Executive Officer   2004    $100,000    $10,000    $1,584
                                         2003    $100,000    $10,000    $1,584
________________
(1) Represents premiums paid by the Company in respect of a life insurance policy provided for Mr. Reed.


DIRECTOR COMPENSATION

      Each director of the Company receives a monthly retainer of $500. Directors were not paid for attendance at scheduled or special meetings of the Board of Directors during 2005. Certain members of the Board of Directors also serve on the board of the Company's subsidiary bank, and such directors receive additional fees for attending the board meetings of the bank.



ITEM 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
--------   --------------------------------------------------------------

EQUITY COMPENSATION PLAN INFORMATION

      The following table provides information as of March 27, 2006 regarding the Company's equity compensation plans.

                                                                    Number Of
                                                                    Securities
                                                                    Remaining
                                                                    Available
                                                                    For Future
                                   Number Of                         Issuance
                                  Securities         Weighted-         Under
                                     To Be            Average        The Plans
                                  Issued Upon         Exercise      (Excluding
                                  Exercise Of         Price Of      Securities
                                  Outstanding        Outstanding   Reflected In
         Plan Category              Options            Options      Column (a))
                                      (a)                (b)            (c)
Equity compensation plans
 approved by security holders        --                  --              --

Employee compensation plans not
 approved by security holders(1)   100,000(1)          $10.00            --
_________________________
(1) Represents warrants to purchase 100,000 shares of the Company's common stock at an exercise price of $10.00 per share.

OWNERSHIP OF COMMON STOCK

      The following table sets forth, as of March 27, 2006, the number of shares of the Company's common stock owned by the Company's directors and executive officers. To the Company's knowledge, no individual or entity owns in excess of 5% of the Company's common stock.

                                           Amount and
                                            Nature of         Percent
                                            Beneficial          of
    Name of Beneficial Owner               Ownership(1)        Class
    ------------------------               ------------        -----
T. Brinson Brock, Sr.                        85,826 (2)         4.3%
Willis R. Collins                            92,165 (3)         4.6%
Shirley Crawford                             95,222 (4)         4.7%
Donald M. Crews                              31,510 (5)         1.6%
Benny W. Denham                              32,830 (6)         1.6%
Lloyd G. Ewing                               30,211             1.5%
Bobby Y. Franklin                            37,492 (7)         1.9%
Grady E. Moore                               81,050 (8)         4.0%
Sara Ruth Raines                             70,509 (9)         3.5%
Theron G. Reed                               21,201             1.1%
Joe S. Sheppard                              22,000 (10)        1.1%
Benjamin E. Walker                           79,861 (11)        4.0%
Jimmie Ann Ward                              60,000             3.0%
Freddie J. Weston, Jr.                       15,000             0.7%
All directors and executive
 officers as a group (14 persons)           754,877            37.6%
_____________________
(1) Information relating to beneficial ownership of common stock is based upon "beneficial ownership" concepts set forth in rules of the SEC under
      Section 13(d) of the Securities Exchange Act of 1934, as amended. Under such rules, a person is deemed to beneficially own shares of the Company's Common Stock if that person has or shares "voting power," which includes the power to vote or direct the voting of such security, or "investment power," which includes the power to dispose of or to direct the disposition of such security. For purposes of this table, a person is also deemed to be a beneficial owner of any security of which that person has the right to acquire beneficial ownership within 60 days of March 27, 2004, such as by the exercise of stock options, and any such Common Stock not presently outstanding shall be deemed to be outstanding for the purpose of computing the percentage of outstanding securities owned by such person but shall not be deemed outstanding for the purpose of computing the percentage owned by any other person. The percentages are based on 2,008,595 shares of Common Stock outstanding as of March 27, 2006.
(2) Includes 1,024 shares owned by Mr. Brock's wife, as to which Mr. Brock disclaims beneficial ownership, and 2,928 shares held as custodian for Mr. Brock's children.
(3) Includes 45,132 shares owned by Mr. Collins's wife as to which he disclaims beneficial ownership.
(4) Includes 30,052 shares held by the Gene Crawford Family Trust, of which Ms. Crawford is a trustee.
(5) Includes the right to acquire 15,000 shares pursuant to currently exercisable warrants.
(6) Includes 4,788 shares owned by Mr. Denham's wife as to which he disclaims beneficial ownership.
(7) Includes the right to acquire 16,000 shares pursuant to currently exercisable warrants.
(8) Includes 5,000 shares owned by Mr. Moore's wife as to which he disclaims beneficial ownership.
(9) Includes 40,019 shares owned by Mrs. Raines' husband, as to which she disclaims beneficial ownership.
(10) Includes the right to acquire 11,000 shares pursuant to currently exercisable warrants.
(11) Includes 35,061 owned by the Walker Family Partnership. Also includes 12,300 shares owned by Mr. Walker's wife as to which he disclaims beneficial ownership.

ITEM 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------   ----------------------------------------------

      In July 2003, the Company borrowed $5.1 million from the son of Ms. Ward, a Company director, and used the proceeds of this loan (the "Affiliated Loan") to repay the outstanding balance on a bank line of credit. The Affiliated Loan had an interest rate tied to the prime rate, and called for quarterly interest payments and annual reduction in principal of 10%. The Affiliated Loan was required to be repaid in full by April 12, 2012. The Company used approximately $2.2 million of the proceeds from the sale of Cumberland National Bank, a wholly-owned subsidiary of the Company, in September 2003 to reduce the outstanding principal amount due under the Affiliated Loan to approximately $2.9 million. In July 2004, the Company received a loan from an unaffiliated commercial bank in the amount of $2.9 million, the proceeds of which were used to retire the Affiliated Loan. A portion of the proceeds of the sale of First National Bank, a wholly-owned subsidiary of the Company, in October 2004 was used to repay all remaining principal and interest outstanding under the loan to the unaffiliated commercial bank.

      The Company's wholly owned subsidiary, Community National Bank, extends loans from time to time to certain of the Company's directors, their associates and members of the immediate families of the directors and executive officers of the Company. These loans are made in the ordinary course of business on substantially the same terms, including interest rates, collateral and repayment terms, as those prevailing at the time for comparable transactions with persons not affiliated with the Company or the Community National Bank, and do not involve more than the normal risk of collectability or present other unfavorable features.



ITEM 13.   EXHIBITS.
--------   ---------

      Exhibits marked with an asterisk (*) are hereby incorporated by reference to exhibits previously filed by the Registrant as indicated in the description of the exhibit.

   Exhibit No.              Description of Exhibit
   -----------              ----------------------

      3.1* Amended and Restated Articles of Incorporation of the Company (incorporated by reference to the Registrant's Registration Statement on Form S-4/A filed on January 25, 2000 (SEC file no. 333-92407)).

      3.2* Amendment to Amended and Restated Articles of Incorporation of the Company, as amended April 8, 2003 (incorporated by reference to Exhibit 3.2 of the Company's Form 10-KSB filed on April 14, 2004).

      3.3* Bylaws of the Company (incorporated by reference to the Company's Statement on Form S-4/A filed on January 25, 2000
                     (SEC file no. 333-92407)).

      4.1* Non-Voting Series A Preferred Stock Purchase Agreement between the Company and 13 of its directors, effective April 9, 2003 (incorporated by reference to Exhibit 4.1 of the Company's Form 10-KSB filed on April 14, 2004).

      10.1* Stock Purchase and Sale Agreement dated October 21, 2003, between Gulf Atlantic Financial Group, Inc., and the Company (incorporated by reference to the Company's Definitive Additional Proxy Materials on Schedule 14A Statement filed on January 5, 2004).

      10.2* First Amendment to Stock Purchase and Sale Agreement dated January 29, 2004, between Gulf Atlantic Financial Group, Inc., and the Company (incorporated by reference to the Company's Definitive Schedule 14A Proxy Statement filed on January 30, 2004).

      10.3* Second Amendment to Stock Purchase and Sale Agreement between Community National Bancorporation and Gulf Atlantic Financial Group, Inc., dated June 29, 2004 (incorporated by reference to Exhibit 2.1 to the Company's Form 8-K filed on July 2, 2004).

      10.4* Third Amendment to Stock Purchase and Sale Agreement between Community National Bancorporation and Gulf Atlantic Financial Group, Inc., dated September 22, 2004 (incorporated by reference to Company's Form 8-K filed on September 28, 2004)

      10.5* Loan and Stock Pledge Agreement dated July 7, 2003, between the Company and Michael E. Ward (incorporated by reference to Exhibit 10.3 of the Company's Form 10-KSB filed on April 14, 2004).

      10.6* Promissory Note dated July 7, 2003 from the Company to Michael E. Ward (incorporated by reference to Exhibit 10.4 of the Company's Form 10-KSB filed on April 14, 2004).

      10.7* Forbearance Agreement dated July 7, 2003 between the Company and Michael E. Ward (incorporated by reference to
                    Exhibit 10.5 of the Company's Form 10-KSB filed on April 14, 2004).

      14.1* Code of Ethics (incorporated by reference to the Company's Definitive Schedule 14A Proxy Statement filed on April 28,
                    2004).

      21.1          Subsidiaries of the Company.

      31.1          Certification Pursuant to Rule 13a-14(a) and Rule 15d-
                    14(a).

      32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

      99.1 Financial Statements and Report of Independent Registered Public Accounting Firm

ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES.
--------   ---------------------------------------

FEES PAID TO THE COMPANY'S INDEPENDENT AUDITORS

      Upon the recommendation of the Company's Audit Committee, and appointment by the Board, Francis & Company, C.P.A.s, has served as the Company's independent public accounting firm to audit our financial statements.

      AUDIT FEES. During the fiscal years ended December 31, 2005 and 2004, audit fees of $57,800 and $61,900, respectively, were billed to the Company by Francis & Company for audits of the annual consolidated financial statements included in the Company's Annual Reports on Form 10-KSB and reviews of the consolidated financial statements included in the Company's Quarterly Reports on Form 10-QSB.

      AUDIT RELATED FEES. During the fiscal years ended December 31, 2005 and 2004, audit-related fees of $21,400 and $42,300, respectively, were billed to the Company by Francis & Company for services related to the sale of a subsidiary and services related to various accounting matters.

      TAX FEES. During the fiscal years ended December 31, 2005 and 2004, tax fees of $9,300 and $14,400, respectively, were billed to the Company by Francis & Company for services related to the preparation of the Company's annual state and federal tax returns and for tax planning services.

      ALL OTHER FEES. The Company was not billed any fees for any other services by Francis & Company during 2005 and 2004.

                                    SIGNATURES

      In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this ____th day of March, 2006.

                                        COMMUNITY NATIONAL BANCORPORATION

                                        /s/ Theron G. Reed
                                        -------------------------------------
                                        President and Chief Executive Officer
                                        (principal executive, financial and
                                         accounting officer)

      In accordance with the requirements Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

        Signature                    Title                        Date
        ---------                    -----                        ----

/s/ Theron G. Reed                  President                March 31, 2006
--------------------------     Chief Executive Officer
Theron G. Reed

/s/ Sara Ruth Raines           Chairman of the Board         March 31, 2006
--------------------------         and Director
Sara Ruth Raines

/s/ T. Brinson Brock, Sr.            Director                March 31, 2006
--------------------------
T. Brinson Brock, Sr.

/s/ Willis R. Collins                Director                March 31, 2006
--------------------------
Willis R. Collins

/s/ Shirley Crawford                 Director                March 31, 2006
--------------------------
Shirley Crawford

/s/ Donald M. Crews                  Director                March 31, 2006
--------------------------
Donald M. Crews

/s/ Benny Warren Denham              Director                March 31, 2006
--------------------------
Benny Warren Denham

/s/ Lloyd Greer Ewing                Director                March 31, 2006
--------------------------
Lloyd Greer Ewing

/s/ Bobby Y. Franklin                Director                March 31, 2006
--------------------------
Bobby Y. Franklin

/s/ Grady Elmer Moore                Director                March 31, 2006
--------------------------
Grady Elmer Moore

/s/ Joe S. Sheppard                  Director                March 31, 2006
--------------------------
Joe S. Sheppard

/s/ Benjamin E. Walker               Director                March 31, 2006
--------------------------
Benjamin E. Walker

/s/ Jimmie Ann Ward                  Director                March 31, 2006
--------------------------
Jimmie Ann Ward

/s/ Freddie J. Weston, Jr.           Director                March 31, 2006
--------------------------
Freddie J. Weston, Jr.

                                   EXHIBIT INDEX


Exhibit No.                   Description of Exhibit
-----------                   ----------------------

   21.1          Subsidiaries of the Company.

   31.1          Certification Pursuant to Rule 13a-14(a) and Rule 15d-14(a).

   32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

   99.1 Financial Statements and Report of Independent Registered Public Accounting Firm