Form 10QSB
period 2006-03-03
COMMUNITY NATIONAL BANCORPORATION
filed 2006-05-12
CIK 855386

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549
                ___________________________________________

                                 FORM 10-QSB

[X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                            EXCHANGE ACT OF 1934

                For the quarterly period ended March 31, 2006.

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

                                  (229) 567-9686
               ------------------------------------------------
                          (Issuer's Telephone Number)

                                  Not Applicable
               ------------------------------------------------
             (Former Name, Former Address and Former Fiscal Year,
                          if Changed Since Last Report)

      Check whether the issuer (1) filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                Yes [ X ]           No [   ]

      Indicate by check mark whether the registrant is a shell company (as
defined in Rule 12b-2 of the Exchange Act).   Yes [   ]   No [ X ]

      APPLICABLE ONLY TO CORPORATE ISSUERS: State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date.

      As of May 10, 2006, the issuer had outstanding 2,008,595 shares of Common Stock, no par value.

      Transitional Small Business Disclosure Format    Yes        No  X
                                                           ----      ----


                            PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
-----------------------------

                      COMMUNITY NATIONAL BANCORPORATION
                              ASHBURN, GEORGIA
                         CONSOLIDATED BALANCE SHEETS

                                  ASSETS
                                  ------
                                                      (Unaudited)    (Audited)
                                                       March 31,    December 31,
                                                         2006           2005
                                                         ----           ----
Cash and due from banks                             $  2,426,256   $  6,505,451
Federal funds sold                                     4,140,000      6,601,000
                                                     -----------    -----------
Total cash and cash equivalents                        6,566,256     13,106,451
Securities:
Available for sale, at fair values                     9,370,233      9,599,481
Loans, net                                            99,941,146     98,034,885
Property and equipment, net                            2,429,199      2,469,594
Other real estate owned                                  398,315        477,612
Other assets                                           2,457,621      2,792,461
                                                     -----------    -----------
Total Assets                                        $121,162,770   $126,480,484
                                                     ===========    ===========

                    LIABILITIES AND SHAREHOLDERS' EQUITY
                    ------------------------------------
Liabilities:
Deposits
  Non-interest bearing deposits                     $ 10,520,024   $ 12,301,546
  Interest bearing deposits                           90,691,465     94,882,388
                                                     -----------    -----------
  Total deposits                                     101,211,489    107,183,934

Other liabilities                                        869,209        578,251
                                                     -----------    -----------
  Total Liabilities                                 $102,080,698   $107,762,185
                                                     -----------    -----------

Commitments and contingencies

Shareholder's Equity:
Preferred stock, no par value,
  10,000,000 shares authorized,
  0 shares issued and outstanding                   $     -  -     $     -  -
Common stock, no par value,
  50,000,000 shares authorized,
  2,008,595 shares issued and outstanding             11,488,452     11,488,452
Retained earnings                                      7,730,932      7,347,752
Unrealized (loss) on securities, net                    (137,312)      (117,905)
                                                     -----------    -----------
  Total Shareholders' Equity                        $ 19,082,072   $ 18,718,299
                                                     -----------    -----------
Total Liabilities and Shareholders' Equity          $121,162,770   $126,480,484
                                                     ===========    ===========


            Refer to notes to the consolidated financial statements.



                    COMMUNITY NATIONAL BANCORPORATION
                           ASHBURN, GEORGIA
               UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

                                                       For the quarter ended
                                                             March 31,
                                                    ---------------------------
                                                         2006           2005
                                                         ----           ----
Interest income                                     $  2,372,667   $  2,236,148
Interest expense                                         766,275        632,338
                                                     -----------    -----------
Net interest income                                    1,606,392      1,603,810

Provisions for possible loan losses                       75,000        475,000
                                                     -----------    -----------

Net interest income
 after provisions for possible loan losses             1,531,392      1,128,810
                                                     -----------    -----------

Other Income:
Service charges                                          210,054        206,309
Other fees                                                48,502         80,002
Loss on sale of other real estate owned                  (10,809)        (1,228)
Gain (loss) on settlement
 of assets and securities                                 13,910         27,341
                                                     -----------    -----------
Total other income                                       261,657        312,424
                                                     -----------    -----------

Salaries and benefits                                    647,974        692,632
Advertising and business development                      21,543         20,659
Repairs and maintenance                                   37,209         36,783
Depreciation and amortization                             38,685         45,573
Legal and professional                                   154,936         80,436
Data processing                                           52,801         56,076
Regulatory fees and assessments                           27,024         35,207
Other operating expenses                                 214,323        241,577
                                                     -----------    -----------
Total other expenses                                   1,194,495      1,208,943
                                                     -----------    -----------

Net income before taxes                                  598,554        232,291
Income tax                                               215,374         38,102
                                                     -----------    -----------

Net income                                          $    383,180   $    194,189
                                                     ===========    ===========

Basic income per share                              $       0.19   $       0.10
                                                     ===========    ===========

Diluted income per share                            $       0.19   $       0.10
                                                     ===========    ===========


           Refer to notes to the consolidated financial statements.




                     COMMUNITY NATIONAL BANCORPORATION
                             ASHBURN, GEORGIA
              UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                       For the quarter ended
                                                             March 31,
                                                    ---------------------------
                                                         2006           2005
                                                         ----           ----
Cash flows from operating activities                $  1,132,504   $  1,033,098
                                                     -----------    -----------

Cash flows from investing activities:
  Decrease in other real estate owned               $     79,297   $   (142,719)
  Securities, available-for-sale:
    Purchase of securities                                -  -           -  -
    Maturity and paydowns                                200,000        779,769
  (Increase) in loans, net                            (1,981,261)      (195,222)
  Purchase of property and equipment                       1,710        (22,729)
                                                     -----------    -----------
    Net cash provided by investing activities       $ (1,700,254)  $    419,099
                                                     -----------    -----------

Cash flows from financing activities:
  Payment of dividends                              $     -  -     $   (200,840)
  Decrease in customers' deposits                     (5,972,445)    (4,383,659)
                                                     -----------    -----------
    Net cash used for financing activities          $ (5,972,445)  $ (4,584,499)
                                                     -----------    -----------

Net (decrease) in cash and cash equivalents         $ (6,540,195)  $ (3,132,302)
Cash and cash equivalents, beginning of period        13,106,451     12,640,527
                                                     -----------    -----------
Cash and cash equivalents, end of period            $  6,566,256   $  9,508,225
                                                     ===========    ===========


               Refer to notes to the consolidated financial statements.

                      COMMUNITY NATIONAL BANCORPORATION
                             ASHBURN, GEORGIA
     CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (UNAUDITED)
           FOR THE THREE-MONTH PERIODS ENDED MARCH 31, 2005 AND 2006


                                                     Accumulated
                                                        Other
                      Common Stock                     Compre-
                   -------------------     Retained    hensive
                   Shares     Zero Par     Earnings     Income       Total
                   ------     --------     --------     ------       -----

Balance,
 December 31,
 2004             2,008,595  $11,488,452  $6,324,343  $  48,333   $17,861,128
                  ---------   ----------   ---------   --------    ----------

Comprehensive Income:
---------------------
Net income,
 three-month
 period ended
 March 31, 2005      - -          - -        194,189     - -          194,189

Net unrealized
 loss on
 securities,
 three-month
 period ended
 March 31, 2005      - -          - -         - -      (120,538)     (120,538)
                  ---------   ----------   ---------   --------    ----------

Total
 comprehensive
 income              - -          - -        194,189   (120,538)       73,651

Dividends paid       - -          - -       (200,859)    - -         (200,859)
                  ---------   ----------   ---------   --------    ----------

Balance,
 March 31,
 2005             2,008,595  $11,488,452  $6,317,673  $ (72,205)  $17,733,920
                  =========   ==========   =========   ========    ==========

-------------------------------------

Balance,
 December 31,
 2005             2,008,595  $11,488,452  $7,347,752  $(117,905)  $18,718,299
                  ---------   ----------   ---------   --------    ----------

Comprehensive Income:
---------------------
Net income,
 three-month
 period ended
 March 31, 2006      - -          - -        383,180     - -          383,180

Net unrealized
 (loss) on
 securities,
 three-month
 period ended
 March 31, 2006      - -          - -         - -       (19,407)      (19,407)
                  ---------   ----------   ---------   --------    ----------

Total
 comprehensive
 income              - -          - -        383,180    (19,407)      363,773
                  ---------   ----------   ---------   --------    ----------

Balance,
 March 31,
 2006             2,008,595  $11,488,452  $7,730,932  $(137,312)  $19,082,072
                  =========   ==========   =========   ========    ==========


           Refer to notes to the consolidated financial statements.



                         COMMUNITY NATIONAL BANCORPORATION
                                 ASHBURN, GEORGIA
                     NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
                                  MARCH 31, 2006


NOTE 1 - BASIS OF PRESENTATION

     The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. These statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in Form 10-KSB for the year ended December 31, 2005.

NOTE 2 - ORGANIZATION OF THE BUSINESS

     Community National Bancorporation, Ashburn, Georgia (the "Company") was organized in August 1989 to serve as a holding company for a proposed de novo bank, Community National Bank, Ashburn, Georgia ("CNB"). CNB was capitalized with approximately $3.4 million when it commenced operations in August 1990. During 1998, the Company issued and sold 400,000 shares of its common stock at $10.00 per share. The public offering yielded approximately $4 million, all of which was invested in 1999, in a de novo bank, Cumberland National Bank, St. Mary's, Georgia ("Cumberland"). In February 2000, the Company purchased Tarpon Financial Corporation, Tarpon Springs, Florida, a one-bank holding company which owned First National Bank, Tarpon Springs, Florida ("Tarpon"). During calendar years 2003 and 2004, the Company sold Cumberland and Tarpon, respectively, to unrelated third parties, leaving the Company with CNB as its sole subsidiary bank. CNB was chartered by and is currently regulated by the Office of the Comptroller of the Currency (the "OCC"). CNB primarily engages in the business of obtaining deposits and providing commercial, consumer and real estate loans to the general public. Bank deposits are each insured up to $100,000 by the Federal Deposit Insurance Corporation (the "FDIC") subject to certain limitations imposed by the FDIC.


NOTE 3 - INVESTMENT SECURITIES

      Information pertaining to securities with gross unrealized losses at March 31, 2006, aggregated by investment category and further segregated by the length of time (less than or over twelve months) that the securities have been in a continuous loss position follows:

                       Less than             Over
                     Twelve Months       Twelve Months           Total
                   -----------------  ------------------  ------------------
                   Fair   Unrealized  Fair    Unrealized   Fair    Unrealized
Description        Value     Loss     Value      Loss      Value      Loss
-----------        -----     ----     -----      ----      -----      ----
U.S. Agency and
 Government
 Corporations     $  -  -  $  -  -  $7,239,375 $(260,625) $7,239,375 $(260,625)
                   =======  =======  =========  ========   =========  ========

      At March 31, 2006, unrealized losses in the securities portfolio amounted to $260,625 representing 2.80% of the total portfolio. All of the unrealized losses relate to U.S. Agency securities and securities of U.S. government corporations. These unrealized losses were caused by fluctuations in market interest rates, rather than concerns over the credit quality of the issuers.
The Company believes that the U.S. Agencies and government corporations will continue to honor their interest payments on time as well as the full debt at maturity. Because the unrealized losses are due to fluctuations in the interest rate, and no credit worthiness factors exist, the Company believes that the investments are not considered other-than-temporarily impaired.


NOTE 4 - RECENT ACCOUNTING PRONOUNCEMENTS

      SFAS NO. 154, "ACCOUNTING CHANGES AND ERROR CORRECTIONS, A REPLACEMENT OF APB OPINION NO. 20 AND FASB STATEMENT NO. 3." SFAS 154 establishes, unless impracticable, retrospective application as the required method for reporting a change in accounting principle in the absence of explicit transition requirements specific to a newly adopted accounting principle. Previously, most changes in accounting principle were recognized by including the cumulative effect of changing to the new accounting principle in net income of the period of the change. Under SFAS 154, retrospective application requires
(i) the cumulative effect of the change to the new accounting principle on periods prior to those presented to be reflected in the carrying amounts of assets and liabilities as of the beginning of the first period presented, (ii) an offsetting adjustment, if any, to be made to the opening balance of retained earnings (or other appropriate components of equity) for that period, and (iii) financial statements for each individual prior period presented to be adjusted to reflect the direct period-specific effects of applying the new accounting principle. Special retroactive application rules apply in situations where it is impracticable to determine either the period-specific effects or the cumulative effect of the change. Indirect effects of a change in accounting principle are required to be reported in the period in which the accounting change is made. SFAS 154 carries forward the guidance in APB Opinion 20 "Accounting Changes," requiring justification of a change in accounting principle on the basis of preferability. SFAS 154 also carries forward without change the guidance contained in APB Opinion 20, for reporting the correction of an error in previously issued financial statements and for a change in an accounting estimate. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Adoption of SFAS 154 did not have a material impact on the Company's earnings or capital accounts.

      SFAS NO. 123, "SHARE-BASED PAYMENT (REVISED 2004)." SFAS 123R establishes standards for the accounting for transactions in which an entity
(i) exchanges its equity instruments for goods or services, or (ii) incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of the equity instruments. SFAS 123R eliminates the ability to account for stock-based compensation using APB 25 and requires that such transactions be recognized as compensation cost in the income statement based on their fair values on the measurement date, which is generally the date of the grant. SFAS 123R was to be effective for the Company on July 1, 2005; however, the required implementation date was delayed until January 1, 2006. The Company will transition to fair-value based accounting for stock-based compensation using a modified version of prospective application ("modified prospective application"). Under modified prospective application, as it is applicable to the Company, SFAS 123R applies to new awards and to awards modified, repurchased, or cancelled after January 1, 2006. Additionally, compensation cost for the portion of awards for which the requisite service has not been rendered (generally referring to non-vested awards) that are outstanding as of January 1, 2006 must be recognized as the remaining requisite service is rendered during the period of and/or the periods after the adoption of SFAS 123R. The attribution of compensation cost for those earlier awards will be based on the same method and on the same grant-date fair values previously determined for the pro forma disclosures required for companies that did not adopt the fair value accounting method for stock-based employee compensation. Adoption of SFAS 123R did not have a material impact on the Company's earnings or capital accounts.

      FASB STAFF POSITION (FSP) NO. 115-1, "THE MEANING OF OTHER-THAN-TEMPORARY IMPAIRMENT AND ITS APPLICATION TO CERTAIN INVESTMENTS." FSP 115-1 provides guidance for determining when an investment is considered impaired, whether impairment is other-than-temporary, and measurement of an impairment loss. An investment is considered impaired if the fair value of the investment is less than its cost. If, after consideration of all available evidence to evaluate the realizable value of its investment, impairment is determined to be other-than-temporary, then an impairment loss should be recognized equal to the difference between the investment's cost and its fair value. FSP 115-1 nullifies certain provisions of Emerging Issues Task Force (EITF) Issue No. 03-1, "The Meaning of Other-Than-Temporary Impairment and It's Application to Certain Investments," while retaining the disclosure requirements of EITF 03-1 which were adopted in 2003. FSP 115-1 is effective for reporting periods beginning after December 15, 2005. Adoption of FSP 115-1 did not have a material impact on the Company's earnings or capital accounts.


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

      Certain statements that the Company may make from time to time, including statements contained in this report, constitute "forward-looking statements" within the meaning of the federal securities laws. Forward-looking statements include all statements other than statements of historical fact, and may sometimes be identified by words such as "estimate," "plan," "intend," "expect," "anticipate," "believe," "will" and similar expressions used in conjunction with, among other things, discussions of plans, objectives, future operations, financial performance or other events. Such forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties. Factors that could cause the actual results to differ materially from those expressed in any forward-looking statement made by, or on behalf of, the Company include the following, some of which are described in greater detail in this report: (i) the effect of changes in laws and regulations, including federal and state banking laws and regulations, with which the Company or its subsidiary bank must comply, and the associated costs of compliance with such laws and regulations either currently or in the future; (ii) the effect of changes in accounting policies and practices, as may be adopted by the regulatory agencies as well as by the Financial Accounting Standards Board, or of changes in the Company's organization, compensation and benefit plans; (iii) the effect on the Company's competitive position within its market area of the increasing consolidation within the banking and financial services industries, including the increased competition from larger regional and out-of-state banking organizations as well as non-bank providers of various financial services;
(iv) the effect of changes in interest rates; and (v) the effect of changes in the business cycle and downturns in local, regional or national economies.

      The foregoing list of important factors is not exclusive. Readers are cautioned not to place undue reliance on any forward-looking statements.
The Company does not undertake to update any forward-looking statement, whether written or oral, that it or its agents may make from time to time.


CRITICAL ACCOUNTING POLICIES

      The Company has adopted various accounting policies which govern the application of accounting principles generally accepted in the U.S. in the preparation of financial statements. The Company's significant accounting policies are described in Note 2 to the Company's consolidated financial statements included in its Form 10-KSB for the fiscal year ended December 31, 2005. Certain accounting policies require the Company to make significant assumptions and estimates, the use of which has a material impact on the carrying value of certain assets and liabilities, and could potentially result in materially different financial results under different assumptions and conditions. For further discussion of the accounting policies that management believes are the most critical to the Company's financial condition, and which involve the most complex or subjective decisions or assessments, see the discussion of critical accounting policies under "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's Form 10-KSB for the fiscal year ended December 31, 2005.


RESULTS OF OPERATIONS

      THREE MONTHS ENDED MARCH 31, 2006 COMPARED TO THREE MONTHS ENDED MARCH 31, 2005

      For the three-month period ended March 31, 2006, net income amounted to $383,180, or $.19 per share, both basic and diluted. For the three-month period ended March 31, 2005, net income was $194,189, or $.10 per share, both basic and diluted. The increase in net income was primarily attributable to a decrease of $400,000 in the provision for loan losses.


      NET INTEREST INCOME

      The Company's results of operations are determined by its ability to manage interest income and expense effectively, minimize loan and investment losses, generate non-interest income, and control non-interest expense. Since interest rates are determined by market forces and economic conditions beyond the control of the Company, the ability to generate net interest income is dependent upon the Company's ability to maintain an adequate spread between the rate earned on earning assets and the rate paid on interest-bearing liabilities, such as deposits and borrowings. Thus, net interest income is a key performance measure for the Company.

      Net interest income, before the provision for possible loan losses, was $1.6 million for the three-month period ended March 31, 2006 as well as for the corresponding period ended March 31, 2005. For the three-month period ended March 31, 2006, the Company's average earning assets were $115.8 million as compared to $129.7 million for the three-month period ended March 31, 2005, a decrease of $13.9 million or 10.7%. Earning assets include federal funds sold, securities and net loans.

      Despite the fact that average earning assets declined from March 31, 2005 to March 31, 2006, gross interest income increased by $136,000 or 6.0% to $2.4 million. Interest expense increased by $134,000 or 21.2% from March 31, 2005 to March 31, 2006. Interest-bearing deposits averaged $92.8 million for the three-month period ended March 31, 2006 as compared to $107.5 million for the comparable period ended March 31, 2005.

      Average net interest yield is computed by subtracting interest expense from interest income and dividing the resulting figure by average earning assets for the periods in question. Net yield on average earning assets for the periods ended March 31, 2006 and March 31, 2005 was 5.55% and 4.94%, respectively. The increase in net interest yield is primarily attributable to the increase in yield on earning assets, from 6.90% for the three-month period ended March 31, 2005 to 8.20% for the three month period ended March 31, 2006. The increase in the yield exceeded the increase in the cost of funds, from 2.35% for the period ended March 31, 2005 to 3.30% for the period ended March 31, 2006.

      PROVISION FOR LOAN LOSSES

      The provision for loan losses during the three-month period ended March 31, 2006 was $75,000, as compared to $475,000 for the three-month period ended March 31, 2005. Net charge-offs for the three-month periods ended March 31, 2006 and 2005 amounted to $60,970 and $719,395, respectively.

      Management will continue to focus on reducing the Company's risk profile and increasing the quality of its assets, rather than on growth.

      As of March 31, 2006, the Company's allowance for loan losses amounted to $2,114,888, or 2.07% of gross loans, as compared to $2,100,858, or 2.10% of gross loans as of December 31, 2005. Management considers the allowance for loan losses to be adequate to absorb future losses. However, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses or that additional provisions to the allowance will not be required.


      NON-INTEREST INCOME

      Non-interest income decreased from approximately $312,000 during the three-month period ended March 31, 2005 to $261,000 during the three-month period ended March 31, 2006. The primary cause of this decrease was due to lower fees and lower gains on settlement of securities. As a percentage of average assets, however, non-interest income increased from 0.71% for the three-month period ended March 31, 2005 to 0.84% for the three-month period ended March 31, 2006.

      NON-INTEREST EXPENSE

      Non-interest expense declined by $15,000 to $1.2 million for the three-month period ended March 31, 2006 as compared to the three-month period ended March 31, 2005. As a percentage of average assets, however, non-interest expense increased from 2.75% during the three-month period ended March 31, 2005 to 3.86% during the three-month period ended March 31, 2006. Professional fees had the highest increase while personnel expense had the most significant decline.


LIQUIDITY

      Liquidity represents the ability to provide steady sources of funds for loan commitments and investment activities, as well as to maintain sufficient funds to cover deposit withdrawals and payment of debt and operating obligations. Below are the pertinent liquidity balances and ratios as of March 31, 2006 and December 31, 2005:

                                             March 31,    December 31,
                                               2006           2005
                                               ----           ----
                                              (Dollars in thousands)
      Cash and cash equivalents               $6,566         $13,106
      CDs, over $100,000
         to total deposits ratio               11.3%            9.9%
      Loan to deposit ratio                    98.7%           91.5%
      Securities to total assets ratio          7.7%            7.6%
      Brokered deposits                         --              --

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


CAPITAL ADEQUACY

      The Company opened for business in 1990 with $3.4 million in its capital accounts. By March 31, 2006, the capital accounts had increased to $19.1 million through the sale of additional common stock and through retained earnings. As evidenced by the table below, CNB complies with the minimum capital guidelines for "well capitalized" banks. Below are the capital ratios of CNB, as well as the minimum capital guidelines for "well capitalized" banks.

                                                            Minimum
                                                           Regulatory
                                      March 31, 2006       Requirement
                                      --------------       -----------
   CNB
   ---
     Tier 1 Capital Ratio                  17.4%               4.0%
     Total Risk-Based Capital Ratio        18.7%               8.0%
     Leverage Ratio                        13.5%               4.0%

   Company--Consolidated
   ---------------------
     Tier 1 Capital Ratio                  19.4%               4.0%
     Total Risk-Based Capital Ratio        20.6%               8.0%
     Leverage Ratio                        15.8%               4.0%

      During the three-month period ended March 31, 2006, total assets decreased by $5.3 million or 4.2%, to $121.2 million. This decline in assets was effected by management in order to achieve higher capital ratios and higher quality of assets. During the three-month period ended March 31, 2006, cash and cash equivalents decreased by $6.5 million or 49.6%, to $6.6 million; securities decreased by $0.2 million, to $9.4 million; loans increased by $1.9 million to $99.9 million; and other assets declined by $0.5 million to $5.3 million. To accommodate the decline in assets, deposits declined by $6.0 million to $101.2 million, other liabilities increased by $.3 million to $.9 million, and the capital accounts increased by $0.4 million to $19.1 million.


OFF-BALANCE SHEET ARRANGEMENTS

      In the normal course of business, the Company has outstanding various commitments to extend credit in the form of unused loan commitments and standby letters of credit that are not reflected in the Company's consolidated financial statements. Since these commitments may expire without being exercised, these commitments do not necessarily represent future funding requirements. The Company uses the same credit and collateral policies in making commitments as it uses in making loans.

      As of March 31, 2006, the Company had outstanding unused loan commitments of approximately $10.6 million. There were no letters of credit outstanding at March 31, 2006. Various assets collateralize the majority of these commitments. The Company does not anticipate that it will suffer any material losses as a result of these transactions.

ITEM 3.  CONTROLS AND PROCEDURES.
---------------------------------

      Management has developed and implemented a policy and procedures for reviewing disclosure controls and procedures and internal controls over financial reporting on a quarterly basis. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the repots that it files under the Securities Exchange Act is accumulated and communicated to management, including the principal executive and financial officers, as appropriate to allow timely decisions regarding required disclosure. Management, including the Chief Executive Officer (the Company's principal executive and financial officer), evaluated the effectiveness of the design and operation of disclosure controls and procedures as of March 31, 2006 and, based on that evaluation, the Company's Chief Executive Officer concluded that the Company's disclosure controls and procedures are effective and are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

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

      3.3* Bylaws of the Company (incorporated by reference to the Company's Registration Statement on Form S-4/A filed on January 25, 2000 (SEC file no. 333-92407)).

      31.1 Certification of Principal Executive and Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

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

Date: May 12, 2006